Form 10-Q
period 2024-09-30
ARES CAPITAL CORP
filed 2024-10-30
CIK 1287750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 25, 2024
Common stock, $0.001 par value	646,076,139

ARES CAPITAL CORPORATION

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions, except per share data)

	As of
	September 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Investments at fair value
Non-controlled/non-affiliate company investments	$21,458	$18,283
Non-controlled affiliate company investments	717	424
Controlled affiliate company investments	3,743	4,167
Total investments at fair value (amortized cost of $25,573 and $22,668, respectively)	25,918	22,874
Cash and cash equivalents	486	535
Restricted cash	138	29
Interest receivable	269	245
Receivable for open trades	113	16
Other assets	169	91
Operating lease right-of-use asset	7	10
Total assets	$27,100	$23,800
LIABILITIES
Debt	$13,500	$11,884
Base management fee payable	96	84
Income based fee payable	92	90
Capital gains incentive fee payable	106	88
Interest and facility fees payable	119	132
Payable to participants	38	29
Payable for open trades	45	7
Accounts payable and other liabilities	284	234
Secured borrowings	34	34
Operating lease liabilities	13	17
Total liabilities	14,327	12,599
Commitments and contingencies (Note 7)
STOCKHOLDERS’ EQUITY
Common stock, par value $0.001 per share, 1,000 common shares authorized; 646 and 582 common shares issued and outstanding, respectively	1	1
Capital in excess of par value	12,044	10,738
Accumulated undistributed earnings	728	462
Total stockholders’ equity	12,773	11,201
Total liabilities and stockholders’ equity	$27,100	$23,800
NET ASSETS PER SHARE	$19.77	$19.24

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share data)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
INVESTMENT INCOME:
From non-controlled/non-affiliate company investments:
Interest income (excluding payment-in-kind (“PIK”) interest income)	$465	$401	$1,312	$1,144
PIK interest income	43	32	128	104
Capital structuring service fees	33	20	115	46
Dividend income	80	64	232	178
Other income	16	11	40	40
Total investment income from non-controlled/non-affiliate company investments	637	528	1,827	1,512
From non-controlled affiliate company investments:
Interest income (excluding PIK interest income)	6	3	14	9
PIK interest income	3	1	9	3
Capital structuring service fees	1	—	3	—
Dividend income	—	1	1	7
Other income	1	—	2	—
Total investment income from non-controlled affiliate company investments	11	5	29	19
From controlled affiliate company investments:
Interest income (excluding PIK interest income)	46	53	144	169
PIK interest income	5	5	13	12
Capital structuring service fees	4	—	6	5
Dividend income	71	63	208	187
Other income	1	1	4	3
Total investment income from controlled affiliate company investments	127	122	375	376
Total investment income	775	655	2,231	1,907
EXPENSES:
Interest and credit facility fees	195	145	528	425
Base management fee	96	81	274	239
Income based fee	92	83	273	238
Capital gains incentive fee	7	42	19	40
Administrative and other fees	3	4	9	10
Other general and administrative	9	8	24	23
Total expenses	402	363	1,127	975
NET INVESTMENT INCOME BEFORE INCOME TAXES	373	292	1,104	932
Income tax expense, including excise tax	12	3	60	11
NET INVESTMENT INCOME	361	289	1,044	921
REALIZED AND UNREALIZED GAINS (LOSSES) ON INVESTMENTS, FOREIGN CURRENCY AND OTHER TRANSACTIONS:
Net realized gains (losses):
Non-controlled/non-affiliate company investments	(15)	(72)	(43)	(160)
Non-controlled affiliate company investments	—	—	(6)	—
Controlled affiliate company investments	(4)	—	24	—
Foreign currency and other transactions	(5)	(4)	(5)	(47)
Net realized losses	(24)	(76)	(30)	(207)
Net unrealized gains (losses):
Non-controlled/non-affiliate company investments	65	255	150	324
Non-controlled affiliate company investments	21	5	34	19
Controlled affiliate company investments	(12)	—	(22)	(1)
Foreign currency and other transactions	(17)	27	3	53
Net unrealized gains	57	287	165	395
Net realized and unrealized gains on investments, foreign currency and other transactions	33	211	135	188
REALIZED LOSS ON EXTINGUISHMENT OF DEBT	—	—	(14)	—
NET INCREASE IN STOCKHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$394	$500	$1,165	$1,109
NET INCOME PER COMMON SHARE (see Note 10)
Basic	$0.62	$0.89	$1.90	$2.03
Diluted	$0.62	$0.87	$1.90	$1.98
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING (see Note 10)
Basic	635	562	614	548
Diluted	635	582	614	568

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Software and Services
Actfy Buyer, Inc. (15)	Software provider of end to end fraud management workflow solutions	First lien senior secured loan	9.85%	SOFR (M)	5.00%	05/2024	05/2031		$57.2	$57.2	$56.0	(2)(11)
Activate Holdings (US) Corp. and CrossPoint Capital AS SPV, LP (15)	Provider of software services that support the management and security of computing devices, applications, data, and networks	First lien senior secured loan	9.85%	SOFR (Q)	5.25%	07/2023	07/2030		42.6	42.6	42.6	(2)(6)(11)
		First lien senior secured loan	9.85%	SOFR (Q)	5.25%	09/2024	07/2030		6.9	6.9	6.9	(2)(6)(11)
		Limited partnership interest	8.00% PIK			10/2023		9,249,000		9.5	13.9	(2)(6)
										59.0	63.4
AI Titan Parent, Inc. (15)	Provider of plant maintenance / scheduling software	First lien senior secured loan	9.81%	SOFR (Q)	4.75%	08/2024	08/2031		61.5	61.5	60.9	(2)(11)
Anaplan, Inc. (15)	Provider of cloud-based connected planning platforms for business analytics	First lien senior secured loan	9.85%	SOFR (Q)	5.25%	06/2022	06/2029		1.8	1.8	1.8	(2)(11)
		First lien senior secured loan	9.85%	SOFR (Q)	5.25%	05/2024	06/2029		4.1	4.1	4.1	(2)(11)
										5.9	5.9
Anaqua Parent Holdings, Inc. & Astorg VII Co-Invest Anaqua (15)	Provider of intellectual property management lifecycle software	First lien senior secured loan	8.10%	Euribor (Q)	4.75%	04/2019	08/2031		8.1	8.2	8.1	(2)
		First lien senior secured loan	9.45%	SOFR (S)	4.75%	06/2021	04/2026		3.7	3.7	3.7	(2)(11)
		First lien senior secured loan	10.06%	SOFR (Q)	4.75%	01/2024	04/2026		5.4	5.4	5.4	(2)(11)
		Limited partnership units				06/2019		4,898,740		4.2	12.0	(2)(6)
										21.5	29.2
APG Intermediate Holdings Corporation and APG Holdings, LLC (4)(15)	Aircraft performance software provider	First lien senior secured loan	9.80%	SOFR (S)	5.25%	01/2020	01/2025		13.1	13.1	13.1	(2)(11)
		Class A membership units				01/2020		9,750,000		9.8	5.5	(2)
										22.9	18.6
Appriss Health, LLC and Appriss Health Intermediate Holdings, Inc. (15)	Software platform for identification, prevention and management of substance use disorder	First lien senior secured loan	12.08%	SOFR (Q)	7.00%	05/2021	05/2027		5.6	5.6	5.6	(2)(11)
		Series A preferred shares	11.00% PIK			05/2021		32,236		46.9	45.0	(2)
										52.5	50.6
Aptean, Inc. and Aptean Acquiror Inc. (15)	Provider of CRM, ERP and supply chain software application	First lien senior secured loan	9.85%	SOFR (M)	5.00%	01/2024	01/2031		17.1	17.0	17.1	(2)(11)
Artifact Bidco, Inc. (15)	Supply chain risk management SaaS platform for global enterprise clients	First lien senior secured loan	9.10%	SOFR (Q)	4.50%	05/2024	07/2031		18.9	18.9	18.7	(2)(11)
Auctane, Inc.	Provider of mailing and shipping solutions	First lien senior secured loan	10.94%	SOFR (S)	5.75%	10/2021	10/2028		144.2	144.2	137.0	(2)(11)
Avalara, Inc. (15)	Provider of cloud-based solutions for transaction tax compliance worldwide	First lien senior secured loan	10.85%	SOFR (Q)	6.25%	10/2022	10/2028		72.2	72.2	72.2	(2)(11)
See accompanying notes to consolidated financial statements

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Banyan Software Holdings, LLC and Banyan Software, LP (15)	Vertical software businesses holding company	First lien senior secured revolving loan	10.35%	SOFR (M)	5.50%	01/2023	10/2026		1.0	1.0	1.0	(2)(6)(11)
		First lien senior secured loan	11.95%	SOFR (M)	7.00%	10/2020	10/2026		1.0	1.0	1.0	(2)(6)(11)
		First lien senior secured loan	11.95%	SOFR (M)	7.00%	12/2021	10/2026		0.2	0.2	0.2	(2)(6)(11)
		First lien senior secured loan	12.20%	SOFR (M)	7.25%	01/2023	10/2026		10.5	10.5	10.5	(2)(6)(11)
		First lien senior secured loan	11.12%	SOFR (M)	6.25%	01/2024	10/2026		17.4	17.4	17.4	(2)(6)(11)
		Preferred units				01/2022		120,999		4.1	11.5	(2)(6)
										34.2	41.6
BCTO Ignition Purchaser, Inc.	Enterprise software provider	First lien senior secured loan	14.28% PIK	SOFR (Q)	9.00%	04/2023	10/2030		3.9	3.9	3.9	(2)(6)(11)
Bobcat Purchaser, LLC and Bobcat Topco, L.P. (15)	Healthcare software provider	First lien senior secured loan	9.39%	SOFR (Q)	4.75%	06/2023	06/2030		15.7	15.7	15.7	(2)(11)
		Class A-1 units				06/2023		1,729,228		1.7	1.9
										17.4	17.6
Borrower R365 Holdings LLC (15)	Provider of restaurant enterprise resource planning systems	First lien senior secured loan	10.75%	SOFR (Q)	6.00%	06/2021	06/2027		15.9	15.8	15.9	(2)(11)
		First lien senior secured loan	10.75%	SOFR (Q)	6.00%	01/2022	06/2027		1.9	1.9	1.9	(2)(11)
										17.7	17.8
Bottomline Technologies, Inc. and Legal Spend Holdings, LLC (15)	Provider of payment automation solutions	First lien senior secured loan	10.10%	SOFR (M)	5.25%	05/2022	05/2029		8.0	8.0	8.0	(2)(11)
		First lien senior secured loan	10.60%	SOFR (M)	5.75%	10/2023	05/2029		4.2	4.2	4.2	(2)(11)
										12.2	12.2
Businessolver.com, Inc. (15)	Provider of SaaS-based benefits solutions for employers and employees	First lien senior secured loan	10.20%	SOFR (Q)	5.50%	12/2021	12/2027		0.6	0.6	0.6	(2)(11)
Cardinal Parent, Inc. and Packers Software Intermediate Holdings, Inc. (15)	Provider of software and technology-enabled content and analytical solutions to insurance brokers	First lien senior secured loan	9.25%	SOFR (Q)	4.50%	04/2024	11/2027		11.1	10.6	10.3	(2)(11)(18)
		Second lien senior secured loan	12.52%	SOFR (Q)	7.75%	11/2020	11/2028		64.3	64.3	61.0	(2)(11)
		Series A preferred shares	11.00% PIK			11/2020		24,898		38.2	32.8	(2)
		Series A-2 preferred shares	11.00% PIK			12/2020		8,963		13.6	11.7	(2)
		Series A-3 preferred shares	11.00% PIK			11/2021		11,952		16.4	13.7	(2)
										143.1	129.5
Centralsquare Technologies, LLC and Supermoose Newco, Inc. (15)	Provider of mission-critical software solutions for the public sector	First lien senior secured revolving loan				04/2024	04/2030		—	—	—	(2)(13)
		First lien senior secured loan	11.60% (3.50% PIK)	SOFR (M)	6.50%	04/2024	04/2030		141.0	141.0	137.5	(2)(11)
		Series A preferred stock	15.00% PIK			04/2024		83,332		89.3	89.3	(2)
										230.3	226.8
See accompanying notes to consolidated financial statements

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Cloud Software Group, Inc., Picard Parent, Inc., Cloud Software Group Holdings, Inc., Picard HoldCo, LLC and Elliott Alto Co-Investor Aggregator L.P. (15)	Provider of server, application and desktop virtualization, networking, software as a service, and cloud computing technologies	First lien senior secured notes	6.50%			09/2022	03/2029		88.9	87.1	88.3	(2)(18)
		First lien senior secured loan	9.10%	SOFR (Q)	4.50%	03/2024	03/2031		8.6	8.5	8.6	(2)(11)(18)
		First lien senior secured loan	8.60%	SOFR (M)	4.00%	05/2024	03/2029		15.6	15.1	15.5	(2)(11)(18)
		Second lien senior secured notes	9.00%			04/2023	09/2029		121.0	113.3	123.0	(2)(18)
		Limited partnership interests				09/2022		12,250,000		12.3	32.3	(2)
										236.3	267.7
Community Brands ParentCo, LLC	Software and payment services provider to non-profit institutions	Class A units				12/2016		500,000		5.0	3.0	(2)
Computer Services, Inc. (15)	Infrastructure software provider to community banks	First lien senior secured loan	10.27%	SOFR (Q)	5.25%	11/2022	11/2029		33.6	33.6	33.6	(2)(11)
		First lien senior secured loan	10.27%	SOFR (Q)	5.25%	02/2024	11/2029		5.4	5.4	5.4	(2)(11)
		First lien senior secured loan	9.69%	SOFR (Q)	4.75%	09/2024	11/2029		19.0	19.0	19.0	(2)(11)
										58.0	58.0
Conservice Midco, LLC	Provider of outsourced utility management software and billing solutions	Second lien senior secured loan	10.10%	SOFR (M)	5.25%	05/2022	05/2028		15.5	15.5	15.5	(2)
Consilio Midco Limited, Compusoft US LLC, and Consilio Investment Holdings, L.P. (15)	Provider of sales software for the interior design industry	First lien senior secured revolving loan	10.50%	SOFR (Q)	5.75%	05/2021	05/2028		7.3	7.3	7.3	(2)(6)(11)
		First lien senior secured revolving loan	9.61%	Euribor (S)	6.25%	11/2021	05/2028		1.3	1.3	1.3	(2)(6)(11)
		First lien senior secured revolving loan	10.10%	SOFR (Q)	5.50%	04/2024	05/2028		1.8	1.8	1.8	(2)(6)(11)
		First lien senior secured loan	10.50%	SOFR (Q)	5.75%	05/2021	05/2028		73.5	73.5	73.5	(2)(6)(11)
		First lien senior secured loan	9.61%	Euribor (Q)	6.25%	11/2021	05/2028		0.5	0.4	0.5	(2)(6)(11)
		First lien senior secured loan	9.61%	Euribor (Q)	6.25%	11/2021	05/2028		30.2	30.2	30.2	(2)(6)
		First lien senior secured loan	10.50%	SOFR (Q)	5.75%	06/2022	05/2028		11.5	11.5	11.5	(2)(6)(11)
		First lien senior secured loan	10.10%	SOFR (Q)	5.50%	04/2024	05/2028		0.3	0.3	0.3	(2)(6)(11)
		Common units				05/2021		483,584		4.8	8.0	(2)(6)
		Series A common units				09/2022		23,340		0.2	0.4	(2)(6)
										131.3	134.8
CoreLogic, Inc. and T-VIII Celestial Co-Invest LP (15)	Provider of information, insight, analytics, software and other outsourced services primarily to the mortgage, real estate and insurance sectors	Second lien senior secured loan	11.46%	SOFR (M)	6.50%	06/2021	06/2029		155.7	155.7	151.0	(2)(11)
		Limited partnership units				04/2021		59,665,989		59.7	38.1	(2)
										215.4	189.1
See accompanying notes to consolidated financial statements

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Cority Software Inc., Cority Software (USA) Inc., and Cority Parent, Inc. (15)	Provider of environmental, health and safety software to track compliance data	First lien senior secured loan	10.33%	SOFR (Q)	5.00%	07/2019	07/2026		6.2	6.2	6.2	(2)(6)(11)
		First lien senior secured loan	10.33%	SOFR (Q)	5.00%	10/2019	07/2026		4.3	4.3	4.3	(2)(6)(11)
		First lien senior secured loan	12.33%	SOFR (Q)	7.00%	09/2020	07/2026		0.1	0.1	0.1	(2)(6)(11)
		First lien senior secured loan	10.83%	SOFR (Q)	5.50%	09/2022	07/2026		0.2	0.2	0.2	(2)(6)(11)
		First lien senior secured loan	11.08%	SOFR (Q)	5.75%	04/2023	07/2026		7.6	7.6	7.6	(2)(6)(11)
		Preferred equity	9.00% PIK			07/2019		198		0.3	1.0	(2)(6)
		Common equity				07/2019		190,143		—	—	(2)(6)
										18.7	19.4
Cornerstone OnDemand, Inc. and Sunshine Software Holdings, Inc. (15)	Provider of a cloud-based, SaaS platform for talent management	First lien senior secured revolving loan	8.41%	SOFR (M)	3.25%	10/2021	10/2026		7.1	7.1	6.6	(2)(14)
		First lien senior secured loan	8.71%	SOFR (M)	3.75%	06/2024	10/2028		1.4	1.3	1.3	(2)(11)(18)
		Second lien senior secured loan	11.46%	SOFR (M)	6.50%	10/2021	10/2029		137.5	137.5	129.2	(2)(11)
		Series A preferred shares	10.50% PIK			10/2021		116,413		153.6	130.6	(2)
		Class A-1 common stock				10/2021		1,360,100		13.6	15.8	(2)
										313.1	283.5
Coupa Holdings, LLC and Coupa Software Incorporated (15)	Provider of Business Spend Management software	First lien senior secured loan	10.75%	SOFR (Q)	5.50%	03/2023	02/2030		9.0	9.0	9.0	(2)(11)
Datix Bidco Limited and RL Datix Holdings (USA), Inc. (15)	Global healthcare software company that provides software solutions for patient safety and risk management	First lien senior secured loan	10.81%	SOFR (S)	5.50%	04/2024	04/2031		104.6	104.6	102.5	(2)(6)(11)
		First lien senior secured loan	10.56%	SONIA (S)	5.50%	04/2024	04/2031		56.7	53.1	55.6	(2)(6)(11)
										157.7	158.1
Dcert Buyer, Inc., DCert Preferred Holdings, Inc. and Destiny Digital Holdings, L.P.	Provider of internet security tools and solutions	Second lien senior secured loan	11.85%	SOFR (M)	7.00%	05/2022	02/2029		11.0	10.5	10.7	(2)
		Series A preferred shares	10.50% PIK			05/2021		129,822		178.3	155.1	(2)
		Series A units				05/2021		817,194		13.3	9.9	(2)
										202.1	175.7
Denali Holdco LLC and Denali Apexco LP (15)	Provider of cybersecurity audit and assessment services	First lien senior secured loan	9.85%	SOFR (M)	4.75%	07/2024	09/2028		33.3	33.3	33.2	(2)(11)
		Class A units				02/2022		2,549,000		2.5	3.3	(2)
										35.8	36.5
Diligent Corporation and Diligent Preferred Issuer, Inc. (15)	Provider of secure SaaS solutions for board and leadership team documents	First lien senior secured loan	10.09%	SOFR (Q)	5.00%	04/2024	08/2030		23.5	23.3	23.5	(2)(11)
		Preferred stock	10.50% PIK			04/2021		13,140		18.5	17.6	(2)
										41.8	41.1
DriveCentric Holdings, LLC (15)	Provider of CRM software to the automotive dealership industry	First lien senior secured loan	9.87%	SOFR (Q)	4.75%	08/2024	08/2031		12.1	12.1	12.0	(2)(11)
See accompanying notes to consolidated financial statements

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Echo Purchaser, Inc. (15)	Software provider of mission critical security, supply chain, and collaboration solutions for highly regulated end markets	First lien senior secured revolving loan	12.50%	Base Rate (Q)	4.50%	11/2023	11/2029		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	10.35%	SOFR (M)	5.50%	11/2023	11/2029		10.6	10.6	10.6	(2)(11)
										10.7	10.7
Eclipse Topco, Inc., Eclipse Investor Parent, L.P. and Eclipse Buyer, Inc. (15)	Payment processing solution provider	First lien senior secured loan	9.74%	SOFR (S)	4.75%	09/2024	09/2031		196.1	196.1	194.1	(2)(11)
		Preferred units	12.50% PIK			09/2024		656		6.6	6.4	(2)
		Class A common units				09/2024		563		0.6	0.6	(2)
										203.3	201.1
Edmunds Govtech, Inc. (15)	Provider of ERP software solutions for local governments	First lien senior secured revolving loan	8.60%	SOFR (Q)	4.00%	02/2024	02/2030		1.7	1.7	1.7	(2)(11)
		First lien senior secured loan	9.60%	SOFR (Q)	5.00%	02/2024	02/2031		18.5	18.5	18.5	(2)(11)
										20.2	20.2
Elemica Parent, Inc. & EZ Elemica Holdings, Inc. (15)	SaaS based supply chain management software provider focused on chemical markets	First lien senior secured revolving loan	10.67%	SOFR (Q)	5.50%	05/2024	09/2026		6.6	6.6	6.5	(2)(11)
		First lien senior secured loan	10.94%	SOFR (Q)	5.50%	09/2019	09/2026		60.1	60.1	59.5	(2)(11)
		First lien senior secured loan	10.95%	SOFR (Q)	5.50%	12/2020	09/2026		5.6	5.6	5.6	(2)(11)
		First lien senior secured loan	10.75%	SOFR (Q)	5.50%	05/2024	09/2026		4.9	4.9	4.9	(2)(11)
		Preferred equity				09/2019		4,599		4.6	5.9	(2)
										81.8	82.4
Enverus Holdings, Inc. and Titan DI Preferred Holdings, Inc. (15)	SaaS based business analytics company focused on oil and gas industry	First lien senior secured revolving loan	10.35%	SOFR (M)	5.50%	12/2023	12/2029		0.6	0.5	0.6	(2)(11)
		First lien senior secured loan	10.35%	SOFR (M)	5.50%	12/2023	12/2029		134.2	134.2	134.2	(2)(11)
		Preferred stock	13.50% PIK			02/2020		30		53.7	54.5	(2)
										188.4	189.3
EP Purchaser, LLC and TPG VIII EP Co-Invest II, L.P.	Provider of entertainment workforce and production management solutions	First lien senior secured loan	9.37%	SOFR (Q)	4.50%	06/2023	11/2028		8.4	8.1	8.4	(2)(11)
		Second lien senior secured loan	11.37%	SOFR (Q)	6.50%	11/2021	11/2029		177.9	177.9	177.9	(2)(11)
		Partnership units				05/2019		5,034,483		3.1	12.2	(2)(6)
										189.1	198.5
EpiServer Inc. and Episerver Sweden Holdings AB (15)	Provider of web content management and digital commerce solutions	First lien senior secured loan	10.00%	SOFR (Q)	5.25%	10/2018	04/2026		0.1	0.1	0.1	(2)(6)(11)
		First lien senior secured loan	8.85%	Euribor (Q)	5.50%	03/2019	04/2026		5.7	5.8	5.7	(2)(6)
		First lien senior secured loan	10.00%	SOFR (Q)	5.25%	12/2021	04/2026		0.1	0.1	0.1	(2)(6)(11)
										6.0	5.9
See accompanying notes to consolidated financial statements

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
eResearch Technology, Inc. and Astorg VII Co-Invest ERT (15)	Provider of mission-critical, software-enabled clinical research solutions	First lien senior secured revolving loan	11.25%	Base Rate (Q)	3.25%	01/2024	08/2026		0.7	0.7	0.7	(2)(11)
		First lien senior secured loan	8.85%	SOFR (M)	4.00%	11/2023	02/2027		1.0	1.0	1.0	(2)(11)(18)
		Second lien senior secured loan	12.95%	SOFR (M)	8.00%	02/2020	02/2028		27.2	26.5	27.2	(2)
		Second lien senior secured loan	12.95%	SOFR (M)	8.00%	04/2021	02/2028		30.6	30.0	30.6	(2)
		Limited partnership interest				01/2020		4,440,040		4.5	7.3	(2)(6)
										62.7	66.8
ESHA Research, LLC and RMCF VI CIV XLVIII, L.P. (15)	Provider of nutritional information and software as a services (SaaS) compliance solutions	First lien senior secured revolving loan	10.90%	SOFR (Q)	5.50%	06/2022	06/2028		0.9	0.9	0.9	(2)(11)
		First lien senior secured loan	10.90%	SOFR (Q)	5.50%	06/2022	06/2028		6.7	6.7	6.7	(2)(11)
		Limited partner interests				06/2022		6,246,801		6.2	8.3
										13.8	15.9
Extrahop Networks, Inc. (15)	Provider of real-time wire data analytics solutions for application and infrastructure monitoring	First lien senior secured loan	12.45%	SOFR (M)	7.50%	07/2021	07/2027		25.1	25.1	25.1	(2)(11)
		First lien senior secured loan	12.45%	SOFR (M)	7.50%	03/2023	07/2027		3.9	3.9	3.9	(2)(11)
										29.0	29.0
Finastra USA, Inc., DH Corporation/Societe DH, and Finastra Europe S.A R.L. (15)	Provider of back-office software services for the banking sector	First lien senior secured loan	12.18%	SOFR (Q)	7.25%	09/2023	09/2029		189.5	186.5	189.5	(2)(6)(11)
Forescout Technologies, Inc. (15)	Network access control solutions provider	First lien senior secured loan	10.07%	SOFR (Q)	5.00%	05/2024	05/2031		13.6	13.6	13.5	(2)(11)
GI Ranger Intermediate LLC (15)	Provider of payment processing services and software to healthcare providers	First lien senior secured loan	10.75%	SOFR (Q)	6.00%	10/2021	10/2028		10.0	10.0	9.8	(2)(11)
		First lien senior secured loan	10.75%	SOFR (Q)	6.00%	03/2022	10/2028		3.1	3.1	3.0	(2)(11)
										13.1	12.8
GraphPAD Software, LLC, Insightful Science Intermediate I, LLC and Insightful Science Holdings, LLC (15)	Provider of data analysis, statistics, and visualization software solutions for scientific research applications	First lien senior secured loan	9.71%	SOFR (Q)	4.75%	06/2024	06/2031		71.7	71.7	71.3	(2)(11)
		Senior subordinated loan	10.50% PIK			04/2021	04/2032		53.6	53.6	52.0	(2)
		Preferred units	14.00% PIK			04/2021		1,828,645		74.8	74.8
										200.1	198.1
Guidepoint Security Holdings, LLC (15)	Cybersecurity solutions provider	First lien senior secured loan	10.85%	SOFR (M)	6.00%	10/2023	10/2029		6.7	6.7	6.7	(2)(11)
Heavy Construction Systems Specialists, LLC (15)	Provider of construction software	First lien senior secured loan	10.10%	SOFR (Q)	5.50%	11/2021	11/2028		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	9.85%	SOFR (Q)	5.25%	03/2024	11/2028		13.9	13.9	13.9	(2)(11)
										14.0	14.0
See accompanying notes to consolidated financial statements

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Help/Systems Holdings, Inc. (15)	Provider of IT operations management and cybersecurity software	First lien senior secured revolving loan	9.27%	SOFR (M)	4.00%	11/2019	08/2026		6.7	6.7	6.3	(2)
		First lien senior secured revolving loan	11.00%	Base Rate (Q)	3.00%	11/2019	08/2026		4.5	4.5	4.3	(2)(11)
										11.2	10.6
Huskies Parent, Inc., GI Insurity Parent LLC and GI Insurity TopCo LP (15)	Insurance software provider	First lien senior secured revolving loan	10.45%	SOFR (M)	5.50%	11/2021	11/2027		6.3	6.3	6.1	(2)(11)
		First lien senior secured loan	10.45%	SOFR (M)	5.50%	11/2021	11/2028		59.3	59.3	58.1	(2)(11)
		Senior subordinated loan	10.00% PIK			11/2021	11/2031		118.3	118.3	105.3	(2)
		Company units				11/2021		4,246,457		8.8	6.7	(2)
										192.7	176.2
Hyland Software, Inc. (15)	Enterprise content management software provider	First lien senior secured revolving loan				09/2023	09/2029		—	—	—	(2)(13)
		First lien senior secured loan	10.85%	SOFR (M)	6.00%	09/2023	09/2030		96.8	95.6	96.8	(2)(11)
										95.6	96.8
Icefall Parent, Inc. (15)	Provider of customer engagement software and integrated payments solutions	First lien senior secured loan	11.35%	SOFR (M)	6.50%	01/2024	01/2030		16.7	16.7	16.7	(2)(11)
Inmar, Inc.	Technology-driven solutions provider for retailers, wholesalers and manufacturers	First lien senior secured loan	10.23%	SOFR (M)	5.50%	06/2023	05/2026		13.3	13.0	13.3	(2)(11)(18)
Internet Truckstop Group LLC (15)	Provider of freight-moving lifecycle software	First lien senior secured loan	10.25%	SOFR (Q)	5.50%	06/2024	04/2027		39.5	39.1	39.1	(2)(11)
IQN Holding Corp. (15)	Provider of extended workforce management software	First lien senior secured revolving loan	10.31%	SOFR (Q)	5.25%	05/2022	05/2028		0.5	0.5	0.5	(2)(11)
		First lien senior secured loan	10.31%	SOFR (Q)	5.25%	05/2022	05/2029		1.4	1.4	1.4	(2)(11)
										1.9	1.9
IV Rollover Holdings, LLC	Provider of cloud based IT solutions, infrastructure and services	Class B units				05/2017		170,490		—	—	(2)
		Class X units				05/2017		5,000,000		1.9	2.1	(2)
										1.9	2.1
Kaseya Inc. and Knockout Intermediate Holdings I Inc. (15)	Provider of cloud-based software and technology solutions for small and medium sized businesses	First lien senior secured revolving loan	10.10%	SOFR (Q)	5.50%	06/2022	06/2029		4.9	4.9	4.9	(2)(11)(14)
		First lien senior secured loan	10.75%	SOFR (Q)	5.50%	06/2022	06/2029		173.2	173.0	173.2	(2)(11)
		Preferred stock	16.01% PIK	SOFR (S)	10.75%	06/2022		38,798		49.8	49.8	(2)(11)
										227.7	227.9
LeanTaaS Holdings, Inc. (15)	Provider of SaaS tools to optimize healthcare asset utilization	First lien senior secured loan	12.10%	SOFR (Q)	7.50%	07/2022	07/2028		32.3	32.3	32.3	(2)(11)
		First lien senior secured loan	13.92%	SOFR (Q)	9.25%	07/2022	07/2028		29.6	29.6	29.6	(2)(11)
										61.9	61.9
Majesco and Magic Topco, L.P. (15)	Insurance software provider	First lien senior secured loan	9.35%	SOFR (Q)	4.75%	09/2020	09/2028		18.1	18.1	18.1	(2)(11)
See accompanying notes to consolidated financial statements

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		Class A units	9.00% PIK			09/2020		2,539		3.6	6.4	(2)
		Class B units				09/2020		570,625		—	—	(2)
										21.7	24.5
Mimecast Borrowerco, Inc. and Magnesium Co- Invest SCSp	Cybersecurity solutions provider	First lien senior secured loan	9.85%	SOFR (M)	5.00%	05/2022	05/2029		93.7	93.7	93.7	(2)(6)(11)
		First lien senior secured loan	9.95%	SONIA (Q)	5.00%	05/2022	05/2029		37.9	34.9	37.9	(2)(6)(11)
		First lien senior secured loan	9.85%	SOFR (M)	5.00%	03/2024	05/2029		5.2	5.2	5.2	(2)(6)(11)
		Limited partnership interest				05/2022		3,975		39.8	45.2	(2)(6)
										173.6	182.0
Ministry Brands Holdings, LLC and RCP MB Investments B, L.P. (15)	Software and payment services provider to faith-based institutions	First lien senior secured loan	10.45%	SOFR (M)	5.50%	12/2021	12/2028		39.1	39.1	38.3	(2)(11)
		Limited partner interests				12/2021		9,574,000		9.6	6.8	(2)
										48.7	45.1
Moonraker AcquisitionCo LLC and Moonraker HoldCo LLC (15)	Leading technology solution provider for casing and auditioning to the entertainment industry	First lien senior secured revolving loan	10.85%	SOFR (M)	6.00%	08/2022	08/2028		0.4	0.4	0.4	(2)(11)
		First lien senior secured loan	10.85%	SOFR (M)	6.00%	08/2022	08/2028		24.7	24.7	24.7	(2)(11)
		Class A units	8.00% PIK			08/2022		45,320		5.3	3.5
										30.4	28.6
MRI Software LLC (15)	Provider of real estate and investment management software	First lien senior secured loan	9.35%	SOFR (Q)	4.75%	02/2020	02/2027		12.1	12.1	12.1	(2)(11)
		First lien senior secured loan	9.35%	SOFR (Q)	4.75%	08/2020	02/2027		24.0	24.0	24.0	(2)(11)
		First lien senior secured loan	9.35%	SOFR (Q)	4.75%	12/2023	02/2027		2.3	2.3	2.3	(2)(11)
										38.4	38.4
Netsmart, Inc. and Netsmart Technologies, Inc. (15)	Developer and operator of health care software and technology solutions	First lien senior secured loan	10.05% (3.00% PIK)	SOFR (M)	5.20%	08/2024	08/2031		140.0	140.0	138.6	(2)(11)
North Star Acquisitionco, LLC and Toucan Bidco Limited (15)	Literacy solution software provider for grades k-12	First lien senior secured revolving loan	9.95%	SONIA (Q)	5.00%	04/2024	05/2029		0.4	0.4	0.4	(2)(6)
		First lien senior secured loan	9.75%	NIBOR (Q)	5.00%	04/2024	05/2029		6.0	5.8	6.0	(2)(6)
		First lien senior secured loan	9.95%	SONIA (Q)	5.00%	04/2024	05/2029		3.9	3.6	3.8	(2)(6)(11)
		First lien senior secured loan	9.60%	SOFR (Q)	5.00%	04/2024	05/2029		25.6	25.6	25.5	(2)(6)(11)
										35.4	35.7
OpenMarket Inc.	Provider of cloud-based mobile engagement platform	First lien senior secured loan	11.12%	SOFR (Q)	6.25%	09/2021	09/2026		16.1	16.1	16.1	(2)(6)(11)
PDDS HoldCo, Inc. (15)	Provider of cloud-based dental practice management software	First lien senior secured revolving loan	12.25%	SOFR (Q)	7.50%	07/2022	07/2028		0.2	0.2	0.2	(2)(11)
		First lien senior secured loan	12.40%	SOFR (Q)	7.50%	07/2022	07/2028		12.1	12.1	12.1	(2)(11)
										12.3	12.3
See accompanying notes to consolidated financial statements

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
PDI TA Holdings, Inc., Peachtree Parent, Inc. and Insight PDI Holdings, LLC (15)	Provider of enterprise management software for the convenience retail and petroleum wholesale market	First lien senior secured loan	10.46%	SOFR (Q)	5.25%	01/2024	02/2031		51.3	51.3	51.3	(2)(11)
		Series A preferred stock	13.25% PIK			03/2019		13,656		28.1	28.4	(2)
		Class A units				03/2019		2,062,493		2.1	4.4	(2)
										81.5	84.1
Petvisor Holdings, LLC (15)	Provider of veterinarian-focused SaaS solutions	First lien senior secured loan	10.78%	SOFR (S)	5.50%	06/2022	11/2029		5.9	5.9	5.9	(2)(11)
		First lien senior secured loan	11.53% PIK	SOFR (S)	6.25%	06/2022	11/2029		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	10.78%	SOFR (S)	5.50%	11/2023	11/2029		3.7	3.7	3.7	(2)(11)
										9.7	9.7
Ping Identity Holding Corp. (15)	Provider of identity and access management solutions	First lien senior secured loan	9.35%	SOFR (Q)	4.75%	10/2022	10/2029		11.3	11.3	11.3	(2)(11)
Pluralsight, LLC and Pluralsight Holdings, LLC and Paradigmatic Holdco LLC (4)(15)	Online education learning platform	First lien senior secured loan	9.62% (1.50% PIK)	SOFR (Q)	4.50%	08/2024	08/2029		21.4	21.4	21.4	(2)(11)
		First lien senior secured loan	12.62% (7.50% PIK)	SOFR (Q)	7.50%	08/2024	08/2029		19.0	19.0	19.0	(2)(11)
		Common units				08/2024		6,356,812		14.3	14.3	(2)
										54.7	54.7
Poplicus Incorporated	Business intelligence and market analytics platform for companies that sell to the public sector	Warrant to purchase shares of Series C preferred stock				06/2015	06/2025	2,402,991		0.1	—
PracticeTek Purchaser, LLC, PracticeTek MidCo, LLC and GSV PracticeTek Holdings, LLC (15)	Software provider for medical practitioners	First lien senior secured revolving loan	9.35%	SOFR (M)	4.50%	08/2023	08/2029		0.5	0.5	0.5	(2)(11)
		First lien senior secured loan	10.60%	SOFR (M)	5.75%	08/2023	08/2029		36.7	36.7	36.7	(2)(11)
		Senior subordinated loan	14.00% PIK			08/2023	08/2030		45.1	45.1	45.1	(2)
		Class A units	8.00% PIK			03/2021		33,220,282		25.4	37.4	(2)
										107.7	119.7
ProfitSolv Purchaser, Inc. and PS Co-Invest, L.P. (15)	Provider of practice management software to law firms	First lien senior secured revolving loan	10.35%	SOFR (M)	5.50%	03/2021	03/2027		0.7	0.7	0.7	(2)(11)
		First lien senior secured loan	10.35%	SOFR (M)	5.50%	03/2021	03/2027		5.4	5.4	5.4	(2)(11)
		First lien senior secured loan	10.35%	SOFR (M)	5.50%	06/2024	03/2027		0.1	0.1	0.1	(2)(11)
		Limited partnership units				03/2021		1,624,000		0.9	2.6	(2)
										7.1	8.8
Project Alpha Intermediate Holding, Inc. and Qlik Parent, Inc.	Provider of data visualization software for data analytics	Class A common stock				08/2016		7,445		7.4	19.0	(2)
		Class B common stock				08/2016		1,841,609		0.1	0.2	(2)
										7.5	19.2
See accompanying notes to consolidated financial statements

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Project Essential Bidco, Inc. and Project Essential Super Parent, Inc. (15)	Saas provider of automated crew callout and scheduling software for the utility industry	First lien senior secured loan	11.46% (3.25% PIK)	SOFR (Q)	6.25%	04/2021	04/2028		37.5	37.5	34.5	(2)(11)
		Preferred shares	14.24% PIK	SOFR (Q)	9.50%	04/2021		26,436		41.3	38.0	(2)(11)
										78.8	72.5
Project Potter Buyer, LLC and Project Potter Parent, L.P. (15)	Software solutions provider to the ready-mix concrete industry	First lien senior secured loan	10.60%	SOFR (Q)	6.00%	04/2020	04/2027		42.9	42.9	42.9	(2)(11)
		First lien senior secured loan	10.60%	SOFR (Q)	6.00%	10/2020	04/2027		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	10.60%	SOFR (Q)	6.00%	11/2020	04/2027		11.8	11.8	11.8	(2)(11)
		First lien senior secured loan	10.60%	SOFR (Q)	6.00%	07/2024	04/2027		17.9	17.9	17.9	(2)(11)
		Class B units				04/2020		588,636		—	3.1	(2)
										72.7	75.8
Proofpoint, Inc. (15)	Cybersecurity solutions provider	First lien senior secured loan	7.85%	SOFR (M)	3.00%	06/2021	08/2028		1.0	0.9	1.0	(2)(11)(18)
QF Holdings, Inc. (15)	SaaS based electronic health record software provider	First lien senior secured revolving loan	10.22%	SOFR (Q)	5.00%	09/2019	12/2027		0.6	0.6	0.6	(2)(11)
		First lien senior secured loan	10.35%	SOFR (Q)	5.00%	09/2019	12/2027		6.8	6.8	6.8	(2)(11)
		First lien senior secured loan	10.30%	SOFR (Q)	5.00%	08/2020	12/2027		4.9	4.9	4.9	(2)(11)
		First lien senior secured loan	10.35%	SOFR (Q)	5.00%	12/2021	12/2027		8.1	8.1	8.1	(2)(11)
		First lien senior secured loan	10.06%	SOFR (Q)	5.00%	12/2023	12/2027		5.1	5.1	5.1	(2)(11)
										25.5	25.5
Raptor Technologies, LLC, Sycamore Bidco LTD and Rocket Parent, LLC (15)	Provider of SaaS-based safety and security software to the K-12 school market	First lien senior secured loan	9.35%	SOFR (Q)	4.75%	10/2021	10/2028		8.4	8.4	8.4	(2)(11)
		First lien senior secured loan	9.35%	SOFR (Q)	4.75%	04/2023	10/2028		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	9.35%	SOFR (Q)	4.75%	05/2024	10/2028		8.1	8.1	8.1	(2)(11)
		Class A common units				12/2018		2,880,582		3.5	7.0
										20.1	23.6
RealPage, Inc.	Provider of enterprise software solutions to the residential real estate industry	Second lien senior secured loan	11.46%	SOFR (M)	6.50%	04/2021	04/2029		84.1	83.3	80.5	(2)(11)(18)
Regent Education, Inc.	Provider of software solutions designed to optimize the financial aid and enrollment processes	Warrant to purchase shares of common stock				12/2016	12/2026	5,394,181		—	—
Relativity ODA LLC (15)	Electronic discovery document review software platform for use in litigations and investigations	First lien senior secured loan	9.46%	SOFR (M)	4.50%	07/2024	05/2029		41.8	41.7	41.8	(2)(11)
Revalize, Inc. (15)	Developer and operator of software providing configuration, price and quote capabilities	First lien senior secured revolving loan	10.80%	SOFR (Q)	5.75%	05/2022	04/2027		0.5	0.5	0.5	(2)(11)
		First lien senior secured loan	11.15%	SOFR (Q)	5.75%	05/2022	04/2027		0.7	0.7	0.6	(2)(11)
										1.2	1.1
See accompanying notes to consolidated financial statements

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
RMS HoldCo II, LLC & RMS Group Holdings, Inc. (15)	Developer of revenue cycle management solutions, process automation, analytics and integration for the healthcare industry	First lien senior secured loan	9.60%	SOFR (Q)	5.00%	12/2021	12/2028		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	9.25%	SOFR (S)	5.00%	08/2022	12/2028		0.2	0.2	0.2	(2)(11)
		Class A common stock				12/2021		566		5.5	4.6	(2)
										5.8	4.9
Sapphire Software Buyer, Inc. (15)	Provider of application security testing solutions	First lien senior secured loan	9.25%	SOFR (S)	5.00%	09/2024	09/2031		70.9	70.9	70.2	(2)(11)
Severin Acquisition, LLC (15)	Provider of student information system software solutions to the K-12 education market in North America	First lien senior secured loan	9.59%	SOFR (S)	4.75%	09/2024	10/2031		227.4	227.4	225.1	(2)(11)
Smarsh Inc. and Skywalker TopCo, LLC (15)	SaaS based communication archival service provider	First lien senior secured loan	10.35%	SOFR (Q)	5.75%	02/2022	02/2029		1.4	1.4	1.4	(2)(11)
		Common units				11/2020		1,742,623		6.3	11.1	(2)
										7.7	12.5
SocialFlow, Inc.	Social media optimization platform provider	Warrant to purchase shares of Series C preferred stock				01/2016	01/2026	215,331		—	—
Sophia, L.P.	Provider of ERP software and services for higher education institutions	Second lien senior secured loan	12.95%	SOFR (M)	8.00%	10/2020	10/2028		66.1	66.1	66.1	(2)(11)
SoundCloud Limited	Platform for receiving, sending, and distributing music	Common stock				08/2017		73,422		0.4	0.7	(2)(6)
Spark Purchaser, Inc. (15)	Software platform for Medicare application process	First lien senior secured loan	10.10%	SOFR (Q)	5.50%	04/2024	04/2031		30.8	30.8	30.2	(2)(11)
Spirit RR Holdings, Inc. and Winterfell Co-Invest SCSp (15)	Provider of data, analytics, news, and workflow tools to customers in the counter-cyclical distressed debt space	First lien senior secured loan	9.70%	SOFR (Q)	5.00%	09/2022	09/2028		2.5	2.5	2.5	(2)(11)
		First lien senior secured loan	10.41%	SOFR (Q)	5.00%	12/2023	09/2028		0.8	0.8	0.8	(2)(11)
		Limited partner interests				09/2022		1,010		10.2	14.1	(2)
										13.5	17.4
Storable, Inc. and EQT IX Co-Investment (E) SCSP	Payment management system solutions and web services for the self-storage industry	Second lien senior secured loan	11.60%	SOFR (M)	6.75%	04/2021	04/2029		42.8	42.8	42.8	(2)(11)
		Second lien senior secured loan	11.60%	SOFR (M)	6.75%	03/2022	04/2029		10.3	10.3	10.3	(2)(11)
		Limited partnership interests				04/2021		614,950		6.4	10.9	(2)(6)
										59.5	64.0
Sundance Group Holdings, Inc. (15)	Provider of cloud-based document management and collaboration solutions	First lien senior secured revolving loan	9.32%	SOFR (S)	4.75%	09/2024	07/2029		2.0	2.0	2.0	(2)(11)
		First lien senior secured loan	9.32%	SOFR (S)	4.75%	09/2024	07/2029		26.4	26.3	26.4	(2)(11)
										28.3	28.4
See accompanying notes to consolidated financial statements

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Superman Holdings, LLC (15)	Provider of ERP software for the construction industry	First lien senior secured loan	9.56%	SOFR (Q)	4.50%	08/2024	08/2031		35.5	35.5	35.4	(2)(11)
Tamarack Intermediate, L.L.C. and Tamarack Parent, L.L.C. (15)	Provider of environment, health, safety, and sustainability software	First lien senior secured loan	10.83%	SOFR (Q)	5.75%	03/2022	03/2028		34.5	34.5	34.5	(2)(11)
		First lien senior secured loan	11.00%	SOFR (Q)	5.75%	10/2023	03/2028		10.9	10.9	10.9	(2)(11)
		First lien senior secured loan	10.84%	SOFR (Q)	5.75%	06/2024	03/2028		5.8	5.8	5.8	(2)(11)
		Class A-2 units				03/2022		5,057		5.1	6.2
										56.3	57.4
TCP Hawker Intermediate LLC (15)	Workforce management solutions provider	First lien senior secured loan	10.25%	SOFR (Q)	5.50%	08/2019	08/2026		33.8	33.8	33.8	(2)(11)
		First lien senior secured loan	10.25%	SOFR (Q)	5.50%	12/2020	08/2026		6.4	6.4	6.4	(2)(11)
		First lien senior secured loan	10.25%	SOFR (Q)	5.50%	10/2021	08/2026		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	10.75%	SOFR (Q)	6.00%	10/2023	08/2026		10.4	10.4	10.4	(2)(11)
										50.7	50.7
Transit Technologies LLC (15)	Provider of transportation management software and specialty telematics solutions	First lien senior secured loan	9.71%	SOFR (M)	4.75%	08/2024	08/2031		10.8	10.8	10.7	(2)(11)
UKG Inc. and H&F Unite Partners, L.P.	Provider of cloud based HCM solutions for businesses	Limited partnership interests				05/2019		12,583,556		12.6	27.4	(2)(6)
UserZoom Technologies, Inc.	User experience research automation software	First lien senior secured loan	12.75%	SOFR (S)	7.50%	02/2023	04/2029		5.8	5.7	5.8	(2)(11)
Victors Purchaser, LLC and WP Victors Co-Investment, L.P. (15)	Third-party maintenance provider for hardware and data center infrastructure	First lien senior secured loan	9.35%	SOFR (Q)	4.75%	08/2024	08/2031		70.1	70.1	69.4	(2)(11)
		Partnership units				08/2024		2,482,000		2.5	2.5	(2)
										72.6	71.9
WebPT, Inc. and WPT Intermediate Holdco, Inc. (15)	Electronic medical record software provider	First lien senior secured revolving loan	11.92%	SOFR (Q)	6.75%	08/2019	01/2028		0.2	0.2	0.2	(2)(11)
		First lien senior secured loan	11.91%	SOFR (Q)	6.75%	08/2019	01/2028		0.1	0.1	0.1	(2)(11)
		Senior subordinated loan	13.25% PIK			05/2024	05/2029		63.2	63.2	61.6	(2)
										63.5	61.9
Wellington Bidco Inc. and Wellington TopCo LP (15)	Provider of ERP and payments software for local governments	First lien senior secured revolving loan	9.60%	SOFR (Q)	5.00%	06/2024	06/2030		0.6	0.6	0.6	(2)(11)
		First lien senior secured loan	9.60%	SOFR (Q)	5.00%	06/2024	06/2030		61.1	61.1	60.5	(2)(11)
		Class A-2 preferred units	8.00% PIK			06/2024		2,323,000		2.4	2.6	(2)
										64.1	63.7
Wellness AcquisitionCo, Inc. (15)	Provider of retail consumer insights and analytics for manufacturers and retailers in the natural, organic and specialty products industry	First lien senior secured loan	10.66%	SOFR (Q)	5.50%	01/2021	01/2027		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	10.66%	SOFR (Q)	5.50%	02/2022	01/2027		1.7	1.7	1.7	(2)(11)
										1.8	1.8
See accompanying notes to consolidated financial statements

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
WorkWave Intermediate II, LLC (15)	Provider of cloud-based field services and fleet management solutions	First lien senior secured loan	11.70% (3.50% PIK)	SOFR (Q)	7.00%	06/2021	06/2027		52.5	52.5	52.5	(2)(11)
		First lien senior secured loan	11.70% (3.50% PIK)	SOFR (Q)	7.00%	02/2022	06/2027		19.1	19.1	19.1	(2)(11)
		First lien senior secured loan	11.70% (3.50% PIK)	SOFR (Q)	7.00%	03/2024	06/2027		6.4	6.4	6.4	(2)(11)
										78.0	78.0
ZenDesk, Inc., Zoro TopCo, Inc. and Zoro TopCo, LP (15)	Provider of cloud-based customer support solutions	First lien senior secured loan	9.69%	SOFR (S)	5.00%	12/2022	11/2028		43.5	43.5	43.5	(2)(11)
		Series A preferred stock	12.50% PIK			11/2022		27,226		34.2	34.2	(2)
		Class A common units				11/2022		269,100		2.7	2.5	(2)
										80.4	80.2
ZocDoc, Inc.	Healthcare marketplace connecting patients and providers	First lien senior secured loan	11.63%	SOFR (Q)	6.50%	05/2024	05/2029		74.1	71.6	73.1	(2)(11)

										6,579.1	6,572.0		51.46%
Health Care Services
Absolute Dental Group LLC and Absolute Dental Equity, LLC (5)(15)	Dental services provider	First lien senior secured revolving loan	13.00% PIK	Base Rate (Q)	5.00%	06/2021	06/2026		0.3	0.3	0.3	(2)(11)
		First lien senior secured revolving loan	9.87% PIK	SOFR (Q)	5.00%	06/2021	06/2026		11.1	11.0	11.1	(2)(11)
		First lien senior secured loan	9.87% PIK	SOFR (Q)	5.00%	09/2024	06/2026		40.3	40.3	40.3	(2)(11)
		Class A preferred units				09/2024		20,000,000		16.2	16.2	(2)
		Class A common units				06/2021		6,553,553		4.7	—	(2)
										72.5	67.9
ADG, LLC, GEDC Equity, LLC and RC IV GEDC Investor LLC (5)(15)	Dental services provider	First lien senior secured loan	11.85% (3.00% PIK)	SOFR (Q)	7.00%	09/2016	09/2026		15.4	15.4	15.4	(2)(11)
		Second lien senior secured loan	10.00% PIK			06/2023	03/2027		38.7	38.7	38.7	(2)
		Membership units				09/2016		3,000,000		—	—	(2)
		Class A common units				06/2023		7,703,692		29.4	2.4	(2)
										83.5	56.5
Advarra Holdings, Inc. (15)	Provider of central institutional review boards over clinical trials	First lien senior secured loan	9.35%	SOFR (M)	4.50%	08/2022	09/2031		4.0	4.0	4.0	(2)(11)
AHR Funding Holdings, Inc. and AHR Parent Holdings, LP	Provider of revenue cycle management solutions to hospitals	Series A preferred shares	12.75% PIK			07/2022	07/2028	35,000		46.2	46.2	(2)
		Preferred units	8.00% PIK			07/2022		9,900		11.8	12.0	(2)
		Class B common units				07/2022		100,000		0.1	0.1	(2)
										58.1	58.3
Amerivet Partners Management, Inc. and AVE Holdings LP (15)	Veterinary practice management platform	Subordinated loan	16.50% PIK			11/2023	12/2030		63.5	62.3	63.5	(2)
See accompanying notes to consolidated financial statements

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		Class A units				03/2024		2,922		2.9	1.1	(2)
		Class C units				11/2023		7,144		1.4	0.6	(2)
										66.6	65.2
Artivion, Inc. (15)	Manufacturer, processor and distributor of medical devices and implantable human tissues	First lien senior secured revolving loan	9.28%	SOFR (Q)	4.00%	01/2024	01/2030		0.9	0.9	0.9	(2)(6)(11)
		First lien senior secured loan	11.78%	SOFR (Q)	6.50%	01/2024	01/2030		11.5	11.5	11.5	(2)(6)(11)
										12.4	12.4
AthenaHealth Group Inc., Minerva Holdco, Inc. and BCPE Co-Invest (A), LP (15)(16)	Revenue cycle management provider to the physician practices and acute care hospitals	First lien senior secured loan	8.10%	SOFR (M)	3.25%	07/2023	02/2029		0.1	0.1	0.1	(2)(11)(18)
		Series A preferred stock	10.75% PIK			02/2022		198,505		263.3	252.8	(2)
		Class A units				02/2022		10,487,951		10.5	12.5	(2)
										273.9	265.4
Avalign Holdings, Inc. and Avalign Technologies, Inc. (15)	Full-service contract manufacturer of medical device components for the orthopedic OEM industry	First lien senior secured loan	12.31% (3.63% PIK)	SOFR (Q)	7.25%	03/2024	12/2028		38.6	38.6	37.1	(2)(11)
BAART Programs, Inc., MedMark Services, Inc., and Canadian Addiction Treatment Centres LP	Opioid treatment provider	First lien senior secured loan	9.72%	SOFR (Q)	5.00%	05/2022	06/2027		5.9	5.9	5.6	(2)(11)
Bambino Group Holdings, LLC	Dental services provider	Class A preferred units				12/2016		1,000,000		1.0	0.8	(2)
Center for Autism and Related Disorders, LLC (15)	Autism treatment and services provider specializing in applied behavior analysis therapy	First lien senior secured revolving loan				11/2018	11/2023		6.8	—	—	(2)(10)(14)
		First lien senior secured revolving loan				01/2022	11/2023		1.0	—	—	(2)(10)(14)
		First lien senior secured loan				06/2023	08/2023		1.4	—	—	(2)(10)
										—	—
Color Intermediate, LLC	Provider of pre-payment integrity software solution	First lien senior secured loan	9.45%	SOFR (Q)	4.75%	10/2022	10/2029		20.0	20.0	20.0	(2)(11)
Comprehensive EyeCare Partners, LLC (15)	Vision care practice management company	First lien senior secured revolving loan	11.37% (2.50% PIK)	SOFR (Q)	6.50%	02/2018	02/2025		2.0	2.0	1.9	(2)(11)
		First lien senior secured loan	11.36% (2.50% PIK)	SOFR (Q)	6.50%	02/2018	02/2025		0.3	0.3	0.3	(2)(11)
										2.3	2.2
Convey Health Solutions, Inc.	Healthcare workforce management software provider	First lien senior secured loan	9.95% (1.00% PIK)	SOFR (Q)	5.25%	09/2019	07/2029		1.8	1.8	1.5	(2)(6)(11)
		First lien senior secured loan	9.95% (1.00% PIK)	SOFR (Q)	5.25%	02/2022	07/2029		0.1	0.1	0.1	(2)(6)(11)
		First lien senior secured loan	9.95% (1.00% PIK)	SOFR (Q)	5.25%	10/2022	06/2029		0.1	0.1	0.1	(2)(6)(11)
										2.0	1.7
Crown CT Parent Inc., Crown CT HoldCo Inc. and Crown CT Management LLC (15)	Provider of medical devices and services for the treatment of positional plagiocephaly	First lien senior secured loan	10.25%	SOFR (Q)	5.50%	03/2022	03/2029		24.1	24.1	24.1	(2)(11)
		Class A shares				03/2022		192		1.9	2.2	(2)
See accompanying notes to consolidated financial statements

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		Common units				03/2022		31		0.3	0.4	(2)
										26.3	26.7
CVP Holdco, Inc. and OMERS Wildcats Investment Holdings LLC (15)	Veterinary hospital operator	First lien senior secured loan	9.85%	SOFR (M)	5.00%	06/2024	06/2031		159.2	159.2	157.6	(2)(11)
		Class A preferred units	15.00% PIK			08/2023		3,678		2.4	1.9	(2)
		Common stock				10/2019		41,443		14.5	21.8	(2)
										176.1	181.3
Empower Payments Investor, LLC (15)	Financial communication and payment solutions provider	First lien senior secured loan	9.60%	SOFR (M)	4.75%	03/2024	03/2031		36.0	35.3	36.0	(2)(11)
Evolent Health LLC and Evolent Health, Inc.	Medical technology company focused on value based care services and payment solutions	Series A preferred shares	10.74%	SOFR (Q)	6.00%	01/2023	01/2029	3,834		3.8	4.4	(2)(6)(11)
GHX Ultimate Parent Corporation, Commerce Parent, Inc. and Commerce Topco, LLC	On-demand supply chain automation solutions provider to the healthcare industry	Second lien senior secured loan	11.70%	SOFR (M)	6.75%	05/2021	05/2029		114.0	114.0	114.0	(2)(11)
		Class A units				06/2017		15,706,534		17.4	42.8	(2)
										131.4	156.8
Global Medical Response, Inc. and GMR Buyer Corp.	Emergency air medical services provider	First lien senior secured loan	10.46% (1.25% PIK)	SOFR (M)	5.50%	06/2022	10/2028		41.3	39.2	41.0	(2)(11)(18)
		Series B preferred shares	15.00% PIK			05/2024		126,377		133.5	132.1	(2)
		Warrant to purchase units of common stock				03/2018	03/2028	115,733		0.9	2.6	(2)
		Warrant to purchase units of common stock				12/2021	12/2031	1,927		0.1	—	(2)
		Warrants to purchase shares of common stock				05/2024	05/2031	3,116,642		—	—	(2)
										173.7	175.7
Hanger, Inc. (15)	Provider of orthotic and prosthetic equipment and services	First lien senior secured revolving loan	9.17%	SOFR (M)	4.25%	10/2022	10/2027		6.1	6.1	6.1	(2)(11)(14)
		First lien senior secured loan	11.17%	SOFR (M)	6.25%	10/2022	10/2028		53.4	53.4	54.0	(2)(11)
		First lien senior secured loan	11.17%	SOFR (M)	6.25%	07/2023	10/2028		25.3	25.3	25.5	(2)(11)
		Second lien senior secured loan	14.67%	SOFR (M)	9.75%	10/2022	10/2029		110.6	110.6	111.7	(2)(11)
		Second lien senior secured loan	14.67%	SOFR (M)	9.75%	07/2023	10/2029		15.4	15.4	15.6	(2)(11)
										210.8	212.9
HealthEdge Software, Inc. (15)	Provider of financial, administrative and clinical software platforms to the healthcare industry	First lien senior secured loan	9.85%	SOFR (M)	4.75%	07/2024	07/2031		18.4	18.4	18.3	(2)(11)
Honor Technology, Inc.	Nursing and home care provider	Warrant to purchase shares of Series D-2 preferred stock				08/2021	08/2031	133,333		0.1	—	(2)
HuFriedy Group Acquisition LLC (15)	Manufacturer of surgical dental equipment and sterile instruments	First lien senior secured loan	10.56%	SOFR (Q)	5.50%	05/2024	05/2031		63.2	63.2	62.0	(2)(11)
KBHS Acquisition, LLC (d/b/a Alita Care, LLC) (15)	Provider of behavioral health services	First lien senior secured revolving loan	11.09%	SOFR (Q)	6.50%	03/2017	03/2027		2.0	2.0	1.6	(2)(11)
See accompanying notes to consolidated financial statements

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured revolving loan	13.50%	Base Rate (Q)	5.50%	03/2017	03/2027		0.4	0.4	0.3	(2)(11)
										2.4	1.9
Lifescan Global Corporation	Provider of blood glucose monitoring systems for home and hospital use	First lien senior secured loan				05/2022	12/2026		11.7	10.1	4.7	(2)(10)(18)
		Second lien senior secured loan				05/2022	03/2027		0.2	0.2	—	(2)(10)
										10.3	4.7
Napa Management Services Corporation and ASP NAPA Holdings, LLC	Anesthesia management services provider	Preferred units	15.00% PIK			06/2020		1,842		0.2	0.2	(2)
		Senior preferred units	8.00% PIK			06/2020		5,320		0.4	0.4	(2)
		Class A units				04/2016		25,277		2.5	3.0	(2)
										3.1	3.6
Next Holdco, LLC (15)	Provider of electronic medical record and practice management software	First lien senior secured loan	11.06%	SOFR (Q)	6.00%	11/2023	11/2030		6.5	6.5	6.5	(2)(11)
NMN Holdings III Corp. and NMN Holdings LP (15)	Provider of complex rehabilitation technology solutions for patients with mobility loss	First lien senior secured loan	9.35%	SOFR (M)	4.50%	07/2024	07/2031		247.6	247.6	245.1	(2)(11)
		Partnership units				11/2018		30,000		3.0	8.4	(2)
										250.6	253.5
Nomi Health, Inc.	Provider of software payment services for healthcare industry	First lien senior secured loan	13.57%	SOFR (Q)	8.25%	07/2023	07/2028		11.4	11.4	11.3	(2)(11)
		First lien senior secured loan	13.58%	SOFR (Q)	8.25%	06/2024	07/2028		6.8	6.8	6.8	(2)(11)
		Warrant to purchase shares of Series B preferred stock				07/2023	07/2033	9,941		—	—	(2)
		Warrant to purchase units of Class A common stock				06/2024	06/2034	22,211		—	0.1	(2)
										18.2	18.2
NSPC Intermediate Corp. and NSPC Holdings, LLC	Acute and chronic pain treatment provider	Common units				02/2023		1,182		—	—	(2)
Olympia Acquisition, Inc., Olympia TopCo, L.P., and Asclepius Holdings LLC (5)(15)	Behavioral health and special education platform provider	First lien senior secured loan				09/2019	02/2027		62.7	49.3	30.7	(2)(10)
		First lien senior secured loan				02/2022	02/2027		12.8	10.2	6.3	(2)(10)
		First lien senior secured loan	14.56% PIK	SOFR (Q)	9.50%	01/2023	02/2027		3.5	3.5	3.5	(2)(11)
		Preferred units				07/2021	04/2024	417,189		—	—	(2)
		Preferred stock				02/2022		7,983		3.1	—	(2)
		Class A common units				09/2019		9,549,000		9.5	—	(2)
		Common units				02/2022		7,584		—	—	(2)
										75.6	40.5
OMH-HealthEdge Holdings, LLC (15)	Revenue cycle management provider to the healthcare industry	First lien senior secured loan	10.25%	SOFR (S)	6.00%	10/2023	10/2029		97.1	97.1	97.1	(2)(11)
See accompanying notes to consolidated financial statements

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Paragon 28, Inc. and Paragon Advanced Technologies, Inc. (15)	Medical device company	First lien senior secured revolving loan	9.30%	SOFR (Q)	4.00%	11/2023	11/2028		0.1	0.1	0.1	(2)(6)(11)
		First lien senior secured loan	12.08%	SOFR (Q)	6.75%	11/2023	11/2028		24.0	24.0	23.5	(2)(6)(11)
										24.1	23.6
Pathway Vet Alliance LLC and Jedi Group Holdings LLC (15)	Veterinary hospital operator	First lien senior secured revolving loan				03/2020	03/2025		—	—	—	(2)(13)
		Second lien senior secured loan	12.71%	SOFR (M)	7.75%	03/2020	03/2028		76.3	76.3	60.3	(2)(11)
		Class R common units				03/2020		6,004,768		6.0	0.5	(2)
										82.3	60.8
PetVet Care Centers, LLC (15)	Veterinary hospital operator	First lien senior secured loan	10.85%	SOFR (M)	6.00%	11/2023	11/2030		131.8	131.8	123.9	(2)(11)
Premise Health Holding Corp. and OMERS Bluejay Investment Holdings LP (15)	Provider of employer-sponsored onsite health and wellness clinics and pharmacies	First lien senior secured revolving loan				02/2024	03/2030		—	—	—	(2)(13)
		First lien senior secured loan	10.76%	SOFR (Q)	5.50%	02/2024	03/2031		54.3	54.3	54.3	(2)(11)
		Class A units				07/2018		9,775		9.8	17.6	(2)
										64.1	71.9
Project Ruby Ultimate Parent Corp.	Provider of care coordination and transition management software solutions	Second lien senior secured loan	11.46%	SOFR (M)	6.50%	03/2021	03/2029		193.1	193.1	193.1	(2)(11)
RTI Surgical, Inc. and Pioneer Surgical Technology, Inc. (15)	Manufacturer of biologic, metal and synthetic implants/devices	First lien senior secured revolving loan	11.70%	SOFR (M)	6.75%	07/2020	07/2026		8.1	8.1	8.1	(2)(11)
		First lien senior secured loan	12.09%	SOFR (S)	6.75%	07/2020	07/2026		22.1	22.1	22.1	(2)(11)
										30.2	30.2
SiroMed Physician Services, Inc. and SiroMed Equity Holdings, LLC (15)	Outsourced anesthesia provider	First lien senior secured loan	10.00%	SOFR (Q)	5.25%	03/2018	03/2025		7.0	7.0	7.0	(2)(11)
		Common units				03/2018		684,854		4.8	1.8	(2)
										11.8	8.8
SM Wellness Holdings, Inc. and SM Holdco, LLC (15)	Breast cancer screening provider	Series D units	8.00% PIK			03/2023		1,127		1.2	1.7	(2)
		Series A units				08/2018		8,041		8.0	11.1	(2)
		Series B units				08/2018		916,795		—	—	(2)
										9.2	12.8
SOC Telemed, Inc. and PSC Spark Holdings, LP	Provider of acute care telemedicine	First lien senior secured loan	12.21%	SOFR (Q)	7.50%	08/2022	08/2027		106.5	103.8	99.1	(2)(11)
		Class A-2 units				08/2022		4,812		4.9	1.7	(2)
		Warrant to purchase units of common stock				08/2022	08/2029	6,118		4.7	3.4	(2)
										113.4	104.2
Symplr Software Inc. and Symplr Software Intermediate Holdings, Inc. (15)	SaaS based healthcare compliance platform provider	First lien senior secured revolving loan	9.01%	SOFR (M)	3.75%	12/2020	12/2027		0.4	0.4	0.4	(2)
		First lien senior secured loan	9.85%	SOFR (Q)	4.50%	02/2022	12/2027		28.8	27.9	26.3	(2)(11)(18)
		First lien senior secured loan	10.60%	SOFR (Q)	5.25%	04/2024	12/2027		17.4	17.4	16.1	(2)(11)
		Second lien senior secured loan	13.23%	SOFR (Q)	7.88%	12/2020	12/2028		76.2	76.2	70.1	(2)(11)
See accompanying notes to consolidated financial statements

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		Second lien senior secured loan	15.35% (4.00% PIK)	SOFR (Q)	10.00%	04/2024	12/2028		52.4	52.4	50.8	(2)(11)
		Series C-1 preferred shares	11.00% PIK			06/2021		75,939		115.0	96.6	(2)
		Series C-2 preferred shares	11.00% PIK			06/2021		40,115		57.6	48.4	(2)
		Series C-3 preferred shares	11.00% PIK			10/2021		16,201		22.5	18.9	(2)
										369.4	327.6
Synergy HomeCare Franchising, LLC and NP/Synergy Holdings, LLC (15)	Franchisor of private-pay home care for the elderly	First lien senior secured loan	10.50%	SOFR (Q)	5.75%	04/2018	04/2026		10.9	10.9	10.9	(2)(11)
		Common units				04/2018		550		0.5	1.4
										11.4	12.3
Tempus AI, Inc.	Provider of technology enabled precision medicine solutions	First lien senior secured loan	13.57% (3.25% PIK)	SOFR (Q)	8.25%	09/2022	09/2027		74.4	74.4	74.4	(2)(6)(11)
		First lien senior secured loan	13.57% (3.25% PIK)	SOFR (Q)	8.25%	04/2023	09/2027		21.6	21.6	21.6	(2)(6)(11)
		First lien senior secured loan	13.57% (3.25% PIK)	SOFR (Q)	8.25%	10/2023	09/2027		9.2	9.2	9.2	(2)(6)(11)
		Common units				10/2023		60,821		1.9	3.4	(2)(6)(18)
										107.1	108.6
Therapy Brands Holdings LLC	Provider of software solutions for the mental and behavioral health market segments	Second lien senior secured loan	11.71%	SOFR (M)	6.75%	06/2021	05/2029		29.1	29.0	27.3	(2)(11)
Touchstone Acquisition, Inc. and Touchstone Holding, L.P.	Manufacturer of consumable products in the dental, medical, cosmetic and consumer/industrial end-markets	Class A preferred units	8.00% PIK			11/2018		2,149		3.4	4.2	(2)
U.S. Anesthesia Partners, Inc. & U.S. Anesthesia Partners Holdings, Inc.	Anesthesiology service provider	Second lien senior secured loan	12.82%	SOFR (M)	7.50%	10/2021	10/2029		147.8	147.8	144.8	(2)(11)
		Common stock				12/2021		3,671,429		12.9	8.6	(2)
										160.7	153.4
United Digestive MSO Parent, LLC and Koln Co-Invest Unblocked, LP (15)	Gastroenterology physician group	First lien senior secured revolving loan	11.45%	SOFR (Q)	6.50%	03/2023	03/2029		0.4	0.4	0.4	(2)(11)
		First lien senior secured loan	11.25%	SOFR (Q)	6.50%	03/2023	03/2029		10.3	10.3	10.3	(2)(11)
		Class A interests				03/2023		4,623		4.6	5.4
										15.3	16.1
Viant Medical Holdings, Inc.	Manufacturer of plastic and rubber components for health care equipment	First lien senior secured loan	8.71%	SOFR (M)	3.75%	05/2022	07/2025		0.4	0.4	0.4	(2)(18)
		Second lien senior secured loan	12.71%	SOFR (M)	7.75%	05/2022	07/2026		0.2	0.2	0.2	(2)(18)
										0.6	0.6
VPP Intermediate Holdings, LLC and VPP Group Holdings, L.P. (15)	Veterinary hospital operator	First lien senior secured loan	10.45%	SOFR (M)	5.50%	12/2021	12/2027		6.1	6.1	6.1	(2)(11)
		First lien senior secured loan	10.49%	SOFR (M)	5.50%	08/2022	12/2027		9.1	9.1	9.1	(2)(11)
		First lien senior secured loan	10.48%	SOFR (M)	5.50%	08/2023	12/2027		8.2	8.2	8.2	(2)(11)
		Class A-2 units				12/2021		7,524		7.5	10.3	(2)
		Class A-2 units				03/2023		45		0.1	0.1	(2)
See accompanying notes to consolidated financial statements

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
										31.0	33.8
Wellpath Holdings, Inc. (15)	Correctional facility healthcare operator	First lien senior secured revolving loan				10/2018	10/2024		11.4	11.4	7.1	(2)(10)(14)
		First lien senior secured loan				09/2018	10/2025		12.2	12.1	7.5	(2)(10)(18)
										23.5	14.6
WSHP FC Acquisition LLC and WSHP FC Holdings LLC (15)	Provider of biospecimen products for pharma research	First lien senior secured revolving loan	12.25% (4.00% PIK)	SOFR (Q)	7.50%	03/2018	03/2028		15.3	15.3	14.2	(2)(11)(14)
		First lien senior secured loan	12.25% (4.00% PIK)	SOFR (Q)	7.50%	03/2018	03/2028		32.9	32.9	30.6	(2)(11)
		First lien senior secured loan	12.25% (4.00% PIK)	SOFR (Q)	7.50%	02/2019	03/2028		4.5	4.5	4.2	(2)(11)
		First lien senior secured loan	12.25% (4.00% PIK)	SOFR (Q)	7.50%	08/2019	03/2028		13.8	13.8	12.8	(2)(11)
		First lien senior secured loan	12.25% (4.00% PIK)	SOFR (Q)	7.50%	10/2019	03/2028		10.7	10.7	9.9	(2)(11)
		First lien senior secured loan	12.25% (4.00% PIK)	SOFR (Q)	7.50%	10/2021	03/2028		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	12.25% (4.00% PIK)	SOFR (Q)	7.50%	11/2021	03/2028		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	12.25% (4.00% PIK)	SOFR (Q)	7.50%	07/2022	03/2028		30.9	30.9	28.8	(2)(11)
		Common units				07/2022		35,299		5.0	3.6
										113.3	104.3

										3,468.4	3,329.3		26.07%
Commercial and Professional Services
Accommodations Plus Technologies LLC and Accommodations Plus Technologies Holdings LLC (15)	Provider of outsourced crew accommodations and logistics management solutions to the airline industry	Class A common units				05/2018		236,358		4.3	38.7
Aero Operating LLC	Provider of snow removal and melting service for airports and marine terminals	First lien senior secured loan	14.48% (2.25% PIK)	SOFR (Q)	9.00%	02/2020	02/2026		36.3	36.3	30.9	(2)(11)
		First lien senior secured loan	13.74% (2.25% PIK)	SOFR (Q)	9.00%	12/2021	02/2026		1.2	1.2	1.0	(2)(11)
										37.5	31.9
AI Fire Buyer, Inc. and AI Fire Parent LLC (15)	Provider of fire safety and life safety services	First lien senior secured revolving loan	12.50%	Base Rate (Q)	4.50%	03/2021	03/2027		1.1	1.1	1.1	(2)(11)(14)
		First lien senior secured loan	10.46%	SOFR (S)	5.50%	03/2021	03/2027		3.9	3.9	3.9	(2)(11)
		First lien senior secured loan	10.39%	SOFR (S)	5.50%	06/2022	03/2027		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	10.83%	SOFR (S)	5.75%	11/2023	03/2027		5.9	5.9	5.9	(2)(11)
		Second lien senior secured loan	15.25% PIK	SOFR (Q)	10.75%	03/2021	09/2027		60.4	60.4	60.4	(2)(11)
		Second lien senior secured loan	15.25% PIK	SOFR (Q)	10.75%	05/2022	09/2027		13.6	13.6	13.6	(2)(11)
		Second lien senior secured loan	15.25% PIK	SOFR (S)	10.75%	06/2022	09/2027		13.2	13.2	13.2	(2)(11)
		Common units				03/2021		46,990		4.7	14.6	(2)
See accompanying notes to consolidated financial statements

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
										102.9	112.8
Aldinger Company Inc (15)	Provider of outsourced calibration and repair services	First lien senior secured loan	10.10%	SOFR (M)	5.25%	07/2024	07/2027		31.2	31.2	30.9	(2)(11)
AMCP Clean Acquisition Company, LLC	Provider of commercial laundry services	First lien senior secured loan	10.06%	SOFR (Q)	5.00%	02/2024	06/2028		10.4	10.2	10.4	(2)(11)
Applied Technical Services, LLC (15)	Provider engineering, testing, and inspection services to various industrial, commercial and consumer customers	First lien senior secured revolving loan	12.75%	Base Rate (Q)	4.75%	05/2022	12/2026		4.7	4.6	4.6	(2)(11)
		First lien senior secured loan	10.50%	SOFR (Q)	5.75%	05/2022	12/2026		1.0	1.0	1.0	(2)(11)
		First lien senior secured loan	10.75%	SOFR (Q)	6.00%	09/2023	12/2026		2.8	2.7	2.7	(2)(11)
		First lien senior secured loan	10.50%	SOFR (Q)	5.75%	01/2024	12/2026		2.6	2.5	2.5	(2)(11)
										10.8	10.8
Argenbright Holdings V, LLC, Amberstone Security Group Limited, Unifi Aviation North America LLC and Unifi Aviation Canada, Inc. (15)	Provider of outsourced security guard services, outsourced facilities management and outsourced aviation services	First lien senior secured loan	10.70%	SOFR (Q)	5.25%	04/2024	09/2028		53.5	53.5	52.6	(2)(6)(11)
		Senior subordinated loan	14.65% (7.00% PIK)	SOFR (Q)	9.25%	11/2021	11/2028		0.7	0.7	0.7	(2)(6)(11)
		Senior subordinated loan	14.62% (7.00% PIK)	SOFR (Q)	9.25%	08/2022	11/2028		6.7	6.2	6.7	(2)(6)(11)
										60.4	60.0
Capstone Acquisition Holdings, Inc., Capstone Logistics Holdings, Inc. and Capstone Parent Holdings, LP (15)	Outsourced supply chain solutions provider to operators of distribution centers	First lien senior secured revolving loan				08/2024	05/2029		—	—	—	(2)(13)
		First lien senior secured loan	9.45%	SOFR (M)	4.50%	08/2024	11/2029		21.2	21.2	21.2	(2)(11)
		Second lien senior secured loan	13.45%	SOFR (M)	8.50%	08/2024	11/2030		87.5	87.5	87.5	(2)(11)
		Class A units				11/2020		10,581		7.3	17.3	(2)
										116.0	126.0
Compex Legal Services, Inc. (15)	Provider of outsourced litigated and non-litigated medical records retrieval services	First lien senior secured revolving loan	10.64%	SOFR (Q)	5.45%	05/2022	02/2025		1.8	1.8	1.8	(2)(11)
		First lien senior secured loan	11.38%	SOFR (Q)	6.00%	07/2023	02/2026		1.9	1.9	1.9	(2)(11)
										3.7	3.7
Dorado Bidco, Inc. (15)	Provider of consumer and market insights for the food and beverage industry	First lien senior secured loan	9.08%	SOFR (S)	4.50%	09/2024	09/2031		6.8	6.8	6.7	(2)(11)
DP Flores Holdings, LLC (15)	Benefits administrator of tax-advantaged reimbursement plans	First lien senior secured loan	11.36%	SOFR (S)	6.50%	09/2024	09/2030		27.1	27.1	26.5	(2)(11)
Drogon Bidco Inc. & Drogon Aggregator LP (15)	Provider of fire safety and life safety services	First lien senior secured loan	9.85%	SOFR (M)	5.00%	08/2024	08/2031		15.1	15.1	14.9	(2)(11)
		Class A-2 common units				08/2024		1,850,000		1.9	1.9	(2)
										17.0	16.8
See accompanying notes to consolidated financial statements

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
DTI Holdco, Inc. and OPE DTI Holdings, Inc.	Provider of legal process outsourcing and managed services	Class A common stock				08/2014		7,500		7.5	16.0	(2)
		Class B common stock				08/2014		7,500		—	—	(2)
										7.5	16.0
Duraserv LLC (15)	Provider of commercial loading dock maintenance and remodeling services	First lien senior secured loan	9.86%	SOFR (M)	4.75%	06/2024	06/2031		22.0	22.0	21.7	(2)(11)
Elevation Services Parent Holdings, LLC (15)	Elevator service platform	First lien senior secured revolving loan	11.27%	SOFR (Q)	6.00%	12/2020	12/2026		1.7	1.7	1.6	(2)(11)(14)
		First lien senior secured loan	11.46%	SOFR (Q)	6.00%	12/2020	12/2026		10.0	10.0	9.8	(2)(11)
		First lien senior secured loan	11.32%	SOFR (Q)	6.00%	05/2022	12/2026		14.0	14.0	13.7	(2)(11)
										25.7	25.1
FlyWheel Acquireco, Inc. (15)	Professional employer organization offering human resources, compliance and risk management services	First lien senior secured revolving loan	11.35%	SOFR (M)	6.50%	05/2023	05/2028		5.5	5.5	5.5	(2)(11)
		First lien senior secured loan	11.35%	SOFR (M)	6.50%	05/2023	05/2030		52.1	52.1	52.1	(2)(11)
										57.6	57.6
HH-Stella, Inc. and Bedrock Parent Holdings, LP (15)	Provider of municipal solid waste transfer management services	First lien senior secured revolving loan	10.25%	SOFR (Q)	5.50%	04/2021	04/2027		1.3	1.3	1.3	(2)(11)(14)
		First lien senior secured loan	10.25%	SOFR (Q)	5.50%	04/2021	04/2028		8.8	8.8	8.8	(2)(11)
		First lien senior secured loan	10.28%	SOFR (Q)	5.50%	09/2023	04/2028		21.8	21.8	21.8	(2)(11)
		First lien senior secured loan	10.29%	SOFR (Q)	5.50%	04/2024	04/2028		0.9	0.9	0.9	(2)(11)
		Class A units				04/2021		32,982		3.3	2.6	(2)
										36.1	35.4
HP RSS Buyer, Inc. (15)	Provider of road striping, and road safety related services	First lien senior secured loan	9.60%	SOFR (Q)	5.00%	12/2023	12/2029		17.0	17.0	17.0	(2)(11)
		First lien senior secured loan	9.35%	SOFR (Q)	4.75%	03/2024	12/2029		0.6	0.6	0.6	(2)(11)
										17.6	17.6
IRI Group Holdings, Inc., Circana, LLC and IRI-NPD Co-Invest Aggregator, L.P. (15)	Market research company focused on the consumer packaged goods industry	First lien senior secured revolving loan	12.00%	Base Rate (Q)	4.00%	08/2022	12/2027		0.6	0.6	0.6	(2)(11)(14)
		First lien senior secured revolving loan	9.85%	SOFR (M)	5.00%	08/2022	12/2027		7.5	7.5	7.5	(2)(11)(14)
		First lien senior secured loan	9.85%	SOFR (M)	5.00%	08/2022	12/2028		219.3	219.3	219.3	(2)(11)
										227.4	227.4
ISQ Hawkeye Holdco, Inc. and ISQ Hawkeye Holdings, L.P. (15)	Provider of commercial and industrial waste processing and disposal services	First lien senior secured revolving loan	11.75%	Base Rate (Q)	3.75%	08/2022	08/2030		0.7	0.7	0.7	(2)(11)(14)
		First lien senior secured loan	9.63%	SOFR (M)	4.75%	08/2022	08/2031		5.0	5.0	5.0	(2)(11)
		Class A units				09/2022		12,501		12.5	19.0	(2)
										18.2	24.7
See accompanying notes to consolidated financial statements

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Kellermeyer Bergensons Services, LLC and KBS TopCo, LLC (15)	Provider of janitorial and facilities management services	First lien senior secured loan	10.65% (3.50% PIK)	SOFR (S)	5.25%	11/2019	11/2028		40.9	40.9	40.9	(2)(11)
		First lien senior secured loan	13.40% (7.50% PIK)	SOFR (Q)	8.00%	12/2023	11/2028		13.4	12.5	13.4	(2)(11)
		Preferred units				03/2024		4,042,767		7.7	4.3	(2)
		Class A common units				03/2024		4,042,767		—	—	(2)
										61.1	58.6
Kings Buyer, LLC (15)	Provider of comprehensive outsourced waste management consolidation services	First lien senior secured revolving loan	12.00%	Base Rate (Q)	4.00%	09/2023	10/2027		0.7	0.7	0.7	(2)(11)
		First lien senior secured loan	9.85%	SOFR (Q)	5.25%	09/2023	10/2027		16.3	16.3	16.3	(2)(11)
										17.0	17.0
KPS Global LLC and Cool Group LLC (15)	Manufacturer of walk-in cooler and freezer systems	First lien senior secured loan	9.60%	SOFR (S)	4.75%	09/2024	09/2030		5.3	5.3	5.1	(2)(11)
Laboratories Bidco LLC and Laboratories Topco LLC (15)	Lab testing services for nicotine containing products	First lien senior secured revolving loan	10.50% (4.00% PIK)	SOFR (Q)	5.75%	07/2021	07/2029		0.6	0.6	0.5	(2)(11)
		First lien senior secured revolving loan	12.75% (4.00% PIK)	Base Rate (Q)	4.75%	07/2021	07/2029		7.2	7.2	5.8	(2)(11)
		First lien senior secured loan	10.13% (4.00% PIK)	SOFR (S)	5.75%	10/2019	07/2029		40.7	41.1	33.0	(2)(11)
		First lien senior secured loan	10.50% (4.00% PIK)	SOFR (Q)	5.75%	10/2020	07/2029		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	10.50% (4.00% PIK)	SOFR (Q)	5.75%	07/2021	07/2029		4.5	4.5	3.6	(2)(11)
		Class A units				07/2021		3,099,335		4.6	—	(2)
										58.1	43.0
LBC Woodlands Purchaser LLC and LBC Woodlands Holdings LP (15)	Provider of human resources and workforce management solutions	First lien senior secured loan	10.14%	SOFR (Q)	5.00%	07/2024	07/2031		17.9	17.9	17.7	(2)(11)
		Class A common units				07/2024		1,205,000		1.2	1.2	(2)
										19.1	18.9
Lightbeam Bidco, Inc. (15)	Provider of yard management services	First lien senior secured revolving loan				05/2023	05/2029		—	—	—	(2)(13)
		First lien senior secured loan	9.60%	SOFR (Q)	5.00%	05/2023	05/2030		5.3	5.3	5.3	(2)(11)
		First lien senior secured loan	9.76%	SOFR (Q)	5.00%	11/2023	05/2030		3.4	3.4	3.4	(2)(11)
										8.7	8.7
LJP Purchaser, Inc. and LJP Topco, LP (15)	Provider of non-hazardous solid waste and recycling services	First lien senior secured loan	11.00%	SOFR (Q)	6.25%	09/2022	09/2028		9.6	9.6	9.6	(2)(11)
		Class A units	8.00% PIK			09/2022		5,098,000		6.0	7.1	(2)
										15.6	16.7
Microstar Logistics LLC, Microstar Global Asset Management LLC, MStar Holding Corporation and Kegstar USA Inc.	Keg management solutions provider	Second lien senior secured loan	13.60%	SOFR (Q)	9.00%	08/2020	07/2025		168.3	168.3	168.3	(2)(11)
		Second lien senior secured loan	13.60%	SOFR (Q)	9.00%	08/2023	07/2025		20.4	20.4	20.4	(2)(11)
See accompanying notes to consolidated financial statements

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		Series A preferred stock	20.00% PIK			08/2020		1,507		2.1	3.5	(2)
		Series B preferred stock	19.00% PIK			09/2023		12,000		15.2	16.8	(2)
		Common stock				12/2012		54,710		4.9	8.5	(2)
										210.9	217.5
Mustang Prospects Holdco, LLC, Mustang Prospects Purchaser, LLC and Senske Acquisition, Inc. (15)	Provider of lawn care, tree care and pest control services	First lien senior secured loan	9.60%	SOFR (Q)	5.00%	06/2024	06/2031		23.0	23.0	22.8	(2)(11)
		Class A preferred units				09/2024		591		0.6	0.6
		Class B common units				09/2024		590,845		0.2	0.2
										23.8	23.6
NAS, LLC and Nationwide Marketing Group, LLC (15)	Buying and marketing services organization for appliance, furniture and consumer electronics dealers	First lien senior secured revolving loan	11.86%	SOFR (Q)	6.50%	11/2020	06/2025		1.5	1.5	1.5	(2)(11)
		First lien senior secured loan	11.90%	SOFR (Q)	6.50%	11/2020	06/2025		6.1	6.1	6.1	(2)(11)
		First lien senior secured loan	11.90%	SOFR (Q)	6.50%	12/2021	06/2025		2.3	2.3	2.3	(2)(11)
		First lien senior secured loan	11.90%	SOFR (Q)	6.50%	05/2022	06/2025		1.3	1.3	1.3	(2)(11)
										11.2	11.2
Neptune Bidco US Inc. and Elliott Metron Co-Investor Aggregator L.P. (15)	Provider of audience insights, data and analytics to entertainment industry	First lien senior secured loan	10.15%	SOFR (Q)	4.75%	10/2022	10/2028		80.9	76.1	75.4	(2)(11)(18)
		First lien senior secured loan	10.40%	SOFR (Q)	5.00%	10/2022	04/2029		98.1	91.7	91.9	(2)(11)(18)
		First lien senior secured note	9.29%			11/2022	04/2029		52.8	51.7	51.8	(2)(18)
		Second lien senior secured loan	15.15%	SOFR (Q)	9.75%	10/2022	10/2029		227.5	227.4	225.2	(2)(11)
		Limited partnership interests				10/2022		4,040,000		4.1	5.9	(2)
										451.0	450.2
Nest Topco Borrower Inc., KKR Nest Co-Invest L.P., and NBLY 2021-1	Operator of multiple franchise concepts primarily related to home maintenance or repairs	Senior subordinated loan	15.50%	Base Rate (Q)	7.50%	09/2021	08/2029		119.1	119.1	119.1	(2)(11)
		Limited partner interest				09/2021		9,725,000		9.7	12.0	(2)
										128.8	131.1
North Haven Fairway Buyer, LLC, Fairway Lawns, LLC and Command Pest Control, LLC (15)	Provider of lawncare services	First lien senior secured revolving loan	11.27%	SOFR (Q)	6.50%	12/2022	05/2028		3.0	3.0	3.0	(2)(11)
		First lien senior secured loan	11.37%	SOFR (Q)	6.50%	12/2022	05/2028		17.8	17.7	17.8	(2)(11)
		First lien senior secured loan	10.21%	SOFR (Q)	5.25%	06/2024	05/2028		0.8	0.8	0.8	(2)(11)
										21.5	21.6
North Haven Stack Buyer, LLC (15)	Provider of environmental testing services	First lien senior secured revolving loan	10.34%	SOFR (Q)	5.25%	07/2021	07/2027		0.5	0.5	0.5	(2)(11)
		First lien senior secured loan	10.37%	SOFR (Q)	5.25%	07/2021	07/2027		9.7	9.7	9.7	(2)(11)
		First lien senior secured loan	10.14%	SOFR (Q)	5.25%	08/2023	07/2027		4.1	4.0	4.1	(2)(11)
		First lien senior secured loan	10.34%	SOFR (S)	5.25%	06/2024	07/2027		2.2	2.2	2.2	(2)(11)
See accompanying notes to consolidated financial statements

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured loan	9.63%	SOFR (Q)	5.00%	06/2024	07/2027		3.0	2.9	3.0	(2)(11)
										19.3	19.5
Priority Waste Holdings LLC, Priority Waste Holdings Indiana LLC and Priority Waste Super Holdings, LLC	Solid waste services provider	First lien senior secured loan	13.33% (2.00% PIK)	SOFR (Q)	8.00%	08/2023	08/2029		34.3	33.8	31.5	(2)(11)
		First lien senior secured loan	13.33% (2.00% PIK)	SOFR (S)	8.00%	06/2024	08/2029		10.9	10.1	10.1	(2)(11)
		Warrant to purchase units of Class A common units				08/2023	08/2036	38,235		0.6	6.0	(2)
		Warrant to purchase units of Class A common units				06/2024	06/2036	6,400		0.9	1.0	(2)
										45.4	48.6
Pritchard Industries, LLC and LJ Pritchard TopCo Holdings, LLC (15)	Provider of janitorial and facilities management services	First lien senior secured loan	10.81%	SOFR (S)	5.75%	10/2021	10/2027		67.2	67.2	65.8	(2)(11)
		First lien senior secured loan	11.51%	SOFR (S)	6.00%	11/2023	10/2027		12.2	12.2	12.1	(2)(11)
		Class A units				10/2021		8,749,201		9.0	5.5	(2)
										88.4	83.4
PS Operating Company LLC and PS Op Holdings LLC (5)(15)	Specialty distributor and solutions provider to the swine and poultry markets	First lien senior secured revolving loan				12/2021	12/2026		5.1	4.7	2.4	(2)(10)
		First lien senior secured loan				12/2021	12/2026		16.7	15.5	7.8	(2)(10)
		Common unit				12/2021		279,200		7.4	—	(2)
										27.6	10.2
PSC Parent, Inc. (15)	Provider of operational services for US petrochemical and refining companies	First lien senior secured revolving loan	10.22%	SOFR (M)	5.25%	04/2024	04/2030		2.5	2.5	2.5	(2)(11)(14)
		First lien senior secured revolving loan	12.25%	Base Rate (Q)	4.25%	04/2024	04/2030		0.2	0.2	0.2	(2)(11)(14)
		First lien senior secured loan	10.38%	SOFR (M)	5.25%	04/2024	04/2031		49.5	49.5	49.0	(2)(11)
										52.2	51.7
PYE-Barker Fire & Safety, LLC (15)	Provider of fire protection services and products	First lien senior secured revolving loan	9.10%	SOFR (Q)	4.50%	05/2024	05/2030		0.5	0.5	0.5	(2)(11)
		First lien senior secured loan	9.10%	SOFR (Q)	4.50%	05/2024	05/2031		15.8	15.8	15.8	(2)(11)
										16.3	16.3
R2 Acquisition Corp.	Marketing services	Common stock				05/2007		250,000		0.2	0.2	(2)
RC V Tecmo Investor LLC	Technology based aggregator for facility maintenance services	Common member units				08/2020		9,624,000		8.3	15.5	(2)
RE Community Holdings GP, LLC and RE Community Holdings, LP	Operator of municipal recycling facilities	Limited partnership interest				03/2011		2.49%		—	—	(2)
		Limited partnership interest				03/2011		2.86%		—	—	(2)
										—	—
See accompanying notes to consolidated financial statements

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Registrar Intermediate, LLC and PSP Registrar Co-Investment Fund, L.P. (15)	Provider of FDA registration and consulting services	First lien senior secured revolving loan	10.34%	SOFR (Q)	5.00%	08/2021	08/2027		6.6	6.6	6.6	(2)(11)
		First lien senior secured loan	10.57%	SOFR (S)	5.00%	08/2021	08/2027		2.7	2.7	2.7	(2)(11)
		Limited partner interests				08/2021		1.13%		2.7	2.4	(2)
										12.0	11.7
Research Now Group, LLC and Dynata, LLC and New Insight Holdings, Inc.	Provider of outsourced data collection to the market research industry	Common units				07/2024		49		—	—	(2)
		Warrants to purchase shares of common stock				07/2024	07/2028	142		—	—	(2)
										—	—
Rodeo AcquisitionCo LLC (15)	Provider of food inspection and recovery services	First lien senior secured revolving loan	10.97%	SOFR (Q)	5.75%	07/2021	07/2027		1.4	1.4	1.4	(2)(11)
		First lien senior secured loan	10.96%	SOFR (Q)	5.75%	07/2021	07/2027		16.6	16.6	16.6	(2)(11)
										18.0	18.0
Saturn Purchaser Corp.	Private aviation management company	First lien senior secured loan	10.48%	SOFR (Q)	5.25%	07/2023	07/2029		1.8	1.7	1.8	(2)(11)
Schill Landscaping and Lawn Care Services LLC, Tender Lawn Care ULC and Landscape Parallel Partners, L.P. (15)(16)	Provider of landscape design and planning, and snow removal services	First lien senior secured revolving loan	10.70%	SOFR (M)	5.75%	12/2021	12/2027		0.5	0.5	0.5	(2)(11)
		First lien senior secured loan	10.70%	SOFR (M)	5.75%	12/2021	12/2027		3.4	3.4	3.4	(2)(11)
		Class A units				12/2021		8,464		21.5	31.2	(2)
										25.4	35.1
Shermco Intermediate Holdings, Inc. (15)	Provider of electrician services	First lien senior secured revolving loan	10.59%	SOFR (Q)	5.50%	05/2022	06/2026		2.4	2.4	2.4	(2)
		First lien senior secured loan	10.59%	SOFR (Q)	5.50%	05/2022	06/2026		5.1	5.1	5.1	(2)(11)
		First lien senior secured loan	10.50%	SOFR (Q)	5.50%	09/2023	06/2026		0.6	0.6	0.6	(2)(11)
										8.1	8.1
SSE Buyer, Inc., Supply Source Enterprises, Inc., Impact Products LLC, The Safety Zone, LLC and SSE Parent, LP	Manufacturer and distributor of personal protection equipment, commercial cleaning, maintenance and safety products	Limited partnership class A-1 units				06/2020		2,173		1.1	—	(2)
		Limited partnership class A-2 units				06/2020		2,173		1.1	—	(2)
										2.2	—
Startec Equity, LLC (5)	Communication services	Member interest				04/2010		190,581		—	—
Stealth Holding LLC and UCIT Online Security Inc.	Live video monitoring solutions provider	First lien senior secured loan	11.54%	SOFR (Q)	6.75%	03/2021	03/2026		52.0	52.0	52.0	(2)(6)(11)
		First lien senior secured loan	13.75%	Base Rate (Q)	5.75%	03/2021	03/2026		0.8	0.8	0.8	(2)(6)(11)
		First lien senior secured loan	11.82%	SOFR (Q)	6.75%	03/2022	03/2026		5.1	5.1	5.1	(2)(6)(11)
		First lien senior secured loan	11.54%	SOFR (Q)	6.75%	06/2023	03/2026		12.3	12.3	12.3	(2)(6)(11)
		First lien senior secured loan	12.20%	SOFR (Q)	6.75%	06/2024	03/2026		3.1	3.1	3.1	(2)(6)(11)
										73.3	73.3
See accompanying notes to consolidated financial statements

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
SV Newco 2, Inc. and Site 2020 Incorporated (15)	Provider of outsourced traffic control safety services	First lien senior secured loan	9.81%	SOFR (Q)	4.75%	05/2024	06/2031		22.6	22.6	22.3	(2)(6)(11)
Systems Planning and Analysis, Inc. (15)	Provider of systems engineering and technical assistance to the US DoD	First lien senior secured revolving loan	8.59%	SOFR (Q)	4.00%	05/2022	08/2027		0.8	0.7	0.8	(2)(11)
		First lien senior secured loan	10.26%	SOFR (Q)	5.00%	05/2022	08/2027		1.0	1.0	1.0	(2)(11)
										1.7	1.8
The Hiller Companies, LLC (15)	Provider of fire protection and life safety products	First lien senior secured loan	10.15%	SOFR (Q)	5.00%	06/2024	06/2030		41.0	41.0	40.6	(2)(11)
Thermostat Purchaser III, Inc. (15)	Provider of commercial HVAC equipment maintenance and repair services	First lien senior secured revolving loan				08/2021	08/2028		—	—	—	(2)(13)
		Second lien senior secured loan	12.46%	SOFR (Q)	7.25%	08/2021	08/2029		23.0	23.0	23.0	(2)(11)
										23.0	23.0
UP Intermediate II LLC and UPBW Blocker LLC (15)	Provider of essential mechanical, electrical and plumbing services to commercial customers	First lien senior secured revolving loan	10.10%	SOFR (M)	5.25%	03/2024	03/2030		1.7	1.7	1.7	(2)(11)(14)
		First lien senior secured loan	9.85%	SOFR (Q)	5.25%	03/2024	03/2031		4.8	4.8	4.8	(2)(11)
		Common units				03/2024		60,470		6.0	5.9	(2)
		Common units				09/2024		3,918		0.3	0.4	(2)
										12.8	12.8
Valcourt Holdings II, LLC and Jobs Holdings, Inc. (15)	Provider of window cleaning and building facade maintenance and restoration services	First lien senior secured loan	11.04%	SOFR (Q)	5.75%	11/2023	11/2029		53.9	53.9	53.9	(2)(11)
Visual Edge Technology, Inc. (5)(15)	Provider of outsourced office solutions with a focus on printer and copier equipment and other parts and supplies	First lien senior secured loan	12.27% (1.25% PIK)	SOFR (Q)	7.00%	07/2023	12/2025		33.6	33.3	33.6	(2)(11)
		Senior preferred stock	10.00% PIK			07/2023		4,737		45.9	45.2	(2)
		Junior preferred stock				07/2023		6,600		—	—	(2)
		Warrant to purchase shares of common stock				08/2017	08/2030	10,358,572		3.9	—	(2)
										83.1	78.8
VRC Companies, LLC (15)	Provider of records and information management services	Senior subordinated loan	12.00% (2.00% PIK)			05/2022	06/2028		5.2	5.3	5.1	(2)
W.S. Connelly & Co., LLC and WSC Ultimate Holdings, LLC (15)	Provider of agronomics products for landscapers, contractors and golf course end users	First lien senior secured loan	9.85%	SOFR (Q)	5.25%	05/2024	05/2030		17.3	17.3	17.0	(2)(11)
		Class A preferred units	10.00% PIK			05/2024		9,260		1.0	1.0
		Class A common units				05/2024		862		—	0.1
										18.3	18.1
Wash Encore Holdings, LLC	Provider of outsourced healthcare linen management solutions	First lien senior secured loan	11.45%	SOFR (M)	6.50%	07/2021	07/2027		96.8	96.8	96.8	(2)(11)
		First lien senior secured loan	11.56%	SOFR (M)	6.50%	07/2024	07/2027		16.7	16.4	16.7	(2)(11)
										113.2	113.5
See accompanying notes to consolidated financial statements

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
XIFIN, Inc. and ACP Charger Co-Invest LLC (15)	Revenue cycle management provider to labs	First lien senior secured revolving loan	11.50% (4.25% PIK)	SOFR (Q)	6.75%	02/2020	02/2026		5.7	5.7	5.4	(2)(11)
		First lien senior secured loan	11.50% (4.25% PIK)	SOFR (Q)	6.75%	07/2021	02/2026		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	11.50% (4.25% PIK)	SOFR (Q)	6.75%	12/2021	02/2026		37.3	37.0	35.4	(2)(11)
		Class A units				02/2020		180,000		1.8	2.0	(2)
		Class B units				12/2021		46,363		0.9	0.5	(2)
		Class C units				06/2024		238		0.2	0.2	(2)
										45.7	43.6
Zinc Buyer Corporation (15)	Provider of recurring fire protection services	First lien senior secured revolving loan				07/2024	07/2031		—	—	—	(2)(13)
		First lien senior secured loan	9.35%	SOFR (Q)	4.75%	07/2024	07/2031		31.4	31.4	31.1	(2)(11)
										31.4	31.1

										2,722.5	2,761.9		21.63%
Financial Services
Aduro Advisors, LLC (15)	Provider of fund administration services	First lien senior secured loan	9.60%	SOFR (Q)	5.00%	07/2024	07/2030		8.3	8.3	8.2	(2)(11)
AQ Sage Buyer, LLC (15)	Provider of actuarial consulting and comprehensive wealth management services	First lien senior secured revolving loan	10.81%	SOFR (Q)	6.00%	05/2022	01/2026		0.2	0.2	0.2	(2)(6)(11)
		First lien senior secured loan	11.51%	SOFR (S)	6.00%	05/2022	01/2027		3.6	3.6	3.4	(2)(6)(11)
										3.8	3.6
BCC Blueprint Holdings I, LLC and BCC Blueprint Investments, LLC	Provider of comprehensive suite of investment management and wealth planning solutions	First lien senior secured loan	11.84%	SOFR (Q)	6.75%	09/2021	09/2027		0.2	0.2	0.2	(2)(11)
		Senior subordinated loan	9.30% PIK			09/2021	09/2026		5.9	5.9	5.9	(2)
		Common units				09/2021		6,291,539		6.3	5.5	(2)
										12.4	11.6
Beacon Pointe Harmony, LLC (15)	Provider of comprehensive wealth management services	First lien senior secured loan	9.49%	SOFR (Q)	4.75%	12/2021	12/2028		9.2	9.2	9.2	(2)(6)(11)
		First lien senior secured loan	9.60%	SOFR (M)	4.75%	12/2021	12/2028		10.5	10.5	10.5	(2)(6)(11)
		First lien senior secured loan	9.49%	SOFR (Q)	4.75%	07/2023	12/2028		3.9	3.9	3.9	(2)(6)(11)
		First lien senior secured loan	9.04%	SOFR (S)	4.75%	06/2024	12/2028		0.3	0.3	0.3	(2)(6)(11)
										23.9	23.9
Cliffwater LLC (15)	Provider of alternative investment advisory services	First lien senior secured loan	9.35%	SOFR (M)	4.50%	10/2023	10/2030		4.0	4.0	4.0	(2)(6)(11)
Convera International Holdings Limited and Convera International Financial S.A R.L. (15)	Provider of B2B international payment and FX risk management solutions	First lien senior secured loan	10.75%	SOFR (Q)	6.00%	03/2022	03/2028		0.1	0.1	0.1	(2)(6)(11)
		First lien senior secured loan	10.75%	SOFR (Q)	6.00%	06/2023	03/2028		0.1	0.1	0.1	(2)(6)(11)
										0.2	0.2
Corient Holdings, Inc.	Global wealth management firm	Series A preferred stock				05/2023		41,427		41.4	50.5	(2)
See accompanying notes to consolidated financial statements

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
CrossCountry Mortgage, LLC and CrossCountry Holdco, LLC	Mortgage company originating loans in the retail and consumer direct channels	Series D preferred units				11/2023		90,577		24.9	28.1
DFC Global Facility Borrower III LLC (15)	Non-bank provider of alternative financial services	First lien senior secured revolving loan	12.80%	SOFR (M)	7.50%	04/2023	04/2028		97.2	98.3	97.2	(2)(6)(9)(11)
eCapital Finance Corp.	Consolidator of commercial finance businesses	Senior subordinated loan	13.05%	SOFR (M)	7.75%	01/2020	12/2025		56.0	56.0	56.0	(2)(11)
		Senior subordinated loan	13.05%	SOFR (M)	7.75%	11/2020	12/2025		5.4	5.4	5.4	(2)(11)
		Senior subordinated loan	13.05%	SOFR (M)	7.75%	01/2022	12/2025		24.3	24.3	24.3	(2)(11)
		Senior subordinated loan	13.05%	SOFR (M)	7.75%	04/2022	12/2025		55.8	55.8	55.8	(2)(11)
		Senior subordinated loan	13.05%	SOFR (M)	7.75%	10/2023	12/2025		12.3	12.3	12.3	(2)(11)
										153.8	153.8
Endeavor Bidco LLC and Endeavor TopCo, Inc.	Global securities finance trading platform	First lien senior secured loan	9.38%	SOFR (Q)	4.25%	08/2024	08/2029		6.1	6.1	6.0	(2)(11)
	Trading platform for securities finance	Class A common units				08/2024		1,859		1.9	1.9
										8.0	7.9
Envestnet, Inc.	Provider of comprehensive wealth management software, services, and solutions	First lien senior secured loan	8.10%	SOFR (Q)	3.50%	09/2024	09/2031		1.0	1.0	1.0	(2)(18)
EP Wealth Advisors, LLC	Wealth management and financial planning firm	First lien senior secured loan	9.10%	SOFR (Q)	4.50%	09/2020	09/2029		0.6	0.6	0.6	(2)(11)
		First lien senior secured loan	9.10%	SOFR (Q)	4.50%	11/2022	09/2029		0.2	0.2	0.2	(2)(11)
										0.8	0.8
GTCR F Buyer Corp. and GTCR (D) Investors LP (15)(16)	Provider of end-to-end tech-enabled administrative services to private foundations	First lien senior secured loan	10.60%	SOFR (Q)	6.00%	09/2023	09/2030		4.9	4.9	4.9	(2)(11)
		Limited partnership interests				09/2023		4,588,148		4.6	5.3	(2)
										9.5	10.2
HighTower Holding, LLC	Provider of investment, financial and retirement planning services	Senior subordinated loan	6.75%			06/2022	04/2029		8.1	7.0	7.7	(2)(6)(18)
Ivy Hill Asset Management, L.P. (5)	Asset management services	Subordinated revolving loan	11.32%	SOFR (Q)	6.50%	02/2018	01/2030		28.0	28.0	28.0	(6)(11)
		Member interest				06/2009		100.00%		1,700.5	1,926.2	(6)
										1,728.5	1,954.2
Lido Advisors, LLC (15)	Wealth management and financial planning firm	First lien senior secured revolving loan	9.86%	SOFR (M)	5.00%	06/2021	06/2029		0.8	0.8	0.8	(2)(11)(14)
		First lien senior secured loan	10.25%	SOFR (Q)	5.00%	06/2021	06/2029		5.1	5.1	5.1	(2)(11)
		First lien senior secured loan	10.04%	SOFR (Q)	5.00%	06/2023	06/2029		2.2	2.2	2.2	(2)(11)
										8.1	8.1
LS DE LLC and LM LSQ Investors LLC	Asset based lender	Senior subordinated loan	12.00% (1.50% PIK)			06/2015	03/2025		37.9	37.9	37.9	(2)(6)
		Senior subordinated loan	12.00% (1.50% PIK)			06/2017	03/2025		3.1	3.1	3.1	(2)(6)
		Membership units				06/2015		3,275,000		3.3	1.6	(6)
										44.3	42.6
See accompanying notes to consolidated financial statements

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Mai Capital Management Intermediate LLC (15)	Provider of comprehensive wealth management services and registered investment advisor	First lien senior secured loan	9.35%	SOFR (Q)	4.75%	08/2024	08/2031		8.3	8.3	8.2	(2)(6)(11)
Monica Holdco (US) Inc. (15)	Investment technology and advisory firm	First lien senior secured loan	11.00%	SOFR (Q)	6.25%	01/2021	01/2028		2.5	2.5	2.5	(2)(6)(11)
		First lien senior secured loan	10.82%	SOFR (Q)	5.75%	08/2024	01/2028		2.7	2.7	2.7	(2)(6)(11)
										5.2	5.2
Pathstone Family Office LLC and Kelso XI Tailwind Co-Investment, L.P. (15)(16)	Provider of comprehensive wealth management services and registered investment advisor	First lien senior secured revolving loan	10.19%	SOFR (M)	5.00%	05/2023	05/2028		0.1	0.1	0.1	(2)(6)(11)
		First lien senior secured loan	10.34%	SOFR (M)	5.00%	05/2023	05/2029		4.9	4.9	4.9	(2)(6)(11)
		First lien senior secured loan	9.95%	SOFR (M)	5.00%	09/2023	05/2029		8.0	8.0	8.0	(2)(6)(11)
		First lien senior secured loan	9.95%	SOFR (M)	5.00%	06/2024	05/2029		0.3	0.3	0.3	(2)(6)(11)
		Limited partnership interests				09/2023		1,783,935		1.8	1.9	(6)
										15.1	15.2
PCIA SPV-3, LLC and ASE Royal Aggregator, LLC (15)	Provider of comprehensive wealth management services	First lien senior secured loan	10.35%	SOFR (Q)	5.25%	08/2023	08/2029		6.9	6.9	6.9	(2)(6)(11)
		Preferred units				07/2023		6,431,667		6.5	7.3	(6)
										13.4	14.2
PCS MidCo, Inc. and PCS Parent, L.P. (15)	Provider of 401K recordkeeping software solutions	First lien senior secured revolving loan	10.81%	SOFR (Q)	5.75%	03/2024	03/2030		0.8	0.8	0.8	(2)(11)
		First lien senior secured loan	10.81%	SOFR (Q)	5.75%	03/2024	03/2030		7.6	7.6	7.6	(2)(11)
		Class A units				03/2024		785,000		0.8	0.8	(2)
										9.2	9.2
Perigon Wealth Management, LLC, Perigon Wealth Advisors Holdings Company, LLC and CWC Fund I Co-Invest (Prism) LP (15)	Wealth management and financial planning firm	First lien senior secured loan	10.60%	SOFR (M)	5.75%	03/2024	03/2031		2.3	2.3	2.3	(2)(6)(11)
		Limited partnership interest				03/2024		2,374,000		2.4	2.4	(6)
										4.7	4.7
Petrus Buyer, Inc. (15)	Provider of REIT research data and analytics	First lien senior secured loan	10.50%	SOFR (Q)	5.25%	11/2022	10/2029		5.9	5.9	5.9	(2)(11)
Priority Holdings, LLC and Priority Technology Holdings, Inc.	Provider of merchant acquiring and payment processing solutions	Senior preferred stock	16.59% (7.00% PIK)	SOFR (Q)	12.00%	04/2021		25,739		31.8	32.3	(2)(6)(11)
		Warrant to purchase shares of common stock				04/2021	04/2031	527,226		4.0	3.6	(2)(6)(18)
										35.8	35.9
RFS Opco LLC	Provider of wealth management services	First lien senior secured loan	9.60%	SOFR (Q)	5.00%	04/2024	04/2031		29.6	29.6	29.6	(2)(6)(11)
Rialto Management Group, LLC (15)	Investment and asset management platform focused on real estate	First lien senior secured revolving loan				11/2018	12/2025		—	—	—	(2)(6)(13)
		First lien senior secured loan	10.45%	SOFR (M)	5.50%	11/2018	12/2025		0.3	0.3	0.3	(2)(6)(11)
See accompanying notes to consolidated financial statements

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured loan	10.45%	SOFR (M)	5.50%	04/2021	12/2025		0.1	0.1	0.1	(2)(6)(11)
		First lien senior secured loan	10.45%	SOFR (M)	5.50%	12/2021	12/2025		0.1	0.1	0.1	(2)(6)(11)
										0.5	0.5
Steward Partners Global Advisory, LLC and Steward Partners Investment Advisory, LLC (15)	Wealth management platform	First lien senior secured loan	10.36%	SOFR (Q)	5.50%	12/2023	10/2028		2.4	2.3	2.4	(2)(6)(11)
The Edelman Financial Center, LLC	Provider of investment, financial and retirement planning services	Second lien senior secured loan	10.10%	SOFR (M)	5.25%	05/2024	10/2028		0.1	0.1	0.1	(2)(6)(18)
The Mather Group, LLC, TVG-TMG Topco, Inc., and TVG-TMG Holdings, LLC (15)	Provider of comprehensive wealth management services	First lien senior secured revolving loan	13.00%	Base Rate (Q)	5.00%	03/2022	03/2028		0.3	0.3	0.3	(2)(6)(11)
		First lien senior secured loan	11.37%	SOFR (S)	6.00%	03/2022	03/2028		3.9	3.9	3.8	(2)(6)(11)
		Senior subordinated loan	12.00% PIK			03/2022	03/2029		3.7	3.7	3.6	(2)(6)
		Series A preferred units				03/2022		7,199		7.2	4.1	(2)(6)
		Common units				03/2022		7,199		—	—	(2)(6)
										15.1	11.8
The Ultimus Group Midco, LLC, The Ultimus Group, LLC, and The Ultimus Group Aggregator, LP (15)	Provider of asset-servicing capabilities for fund managers	First lien senior secured loan	9.95%	SOFR (Q)	5.25%	03/2024	03/2031		20.7	20.7	20.7	(2)(11)
		Class A preferred units	8.00% PIK			09/2019		1,443		2.2	2.2
		Class A common units				02/2019		245		0.2	2.6
		Class B common units				02/2019		2,167,424		—	—
		Class B common units				02/2019		245,194		—	—
										23.1	25.5
Waverly Advisors, LLC and WAAM Topco, LLC (15)	Wealth management and financial planning firm	First lien senior secured loan	10.50%	SOFR (Q)	5.75%	03/2022	03/2028		0.7	0.7	0.7	(2)(6)(11)
		First lien senior secured loan	10.27%	SOFR (Q)	5.50%	03/2024	03/2028		1.4	1.4	1.4	(2)(6)(11)
		Class A units				06/2023		1,432,867		1.7	2.5	(6)
										3.8	4.6
Wealth Enhancement Group, LLC (15)	Wealth management and financial planning firm	First lien senior secured loan	10.75%	SOFR (Q)	5.50%	10/2019	10/2027		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	10.52%	SOFR (Q)	5.50%	11/2020	10/2027		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	10.70%	SOFR (Q)	5.50%	06/2021	10/2027		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	10.68%	SOFR (Q)	5.50%	08/2021	10/2027		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	10.32%	SOFR (Q)	5.50%	02/2024	10/2027		4.8	4.8	4.8	(2)(11)
										5.2	5.2
Wellington-Altus Financial Inc. (15)(16)	Wealth management and advisory firm	First lien senior secured loan	9.58%	CORRA (S)	5.00%	08/2024	08/2030		0.8	0.8	0.8	(2)(6)(11)
		Common stock				08/2024		26,269		1.2	1.2	(2)(6)
										2.0	2.0

										2,357.5	2,593.8		20.31%
Insurance Services
See accompanying notes to consolidated financial statements

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Accession Risk Management Group, Inc. and RSC Insurance Brokerage, Inc. (15)	Insurance broker	First lien senior secured loan	10.09%	SOFR (Q)	4.75%	11/2019	11/2029		37.7	37.6	37.7	(2)(11)
		First lien senior secured loan	9.79%	SOFR (Q)	4.75%	08/2023	11/2029		9.5	10.0	9.5	(2)(11)
		First lien senior secured loan	9.53%	SOFR (Q)	4.75%	11/2023	11/2029		0.3	0.3	0.3	(2)(11)
										47.9	47.5
Acrisure, LLC	Independent property and casualty insurance brokerage	First lien senior secured loan	8.21%	SOFR (M)	3.25%	10/2023	11/2030		0.2	0.2	0.2	(2)(18)
Alera Group, Inc. (15)	Insurance service provider	First lien senior secured loan	10.10%	SOFR (M)	5.25%	09/2021	10/2028		46.1	46.1	46.1	(2)(11)
		First lien senior secured loan	10.60%	SOFR (M)	5.75%	11/2023	10/2028		3.7	3.7	3.7	(2)(11)
										49.8	49.8
Amynta Agency Borrower Inc. and Amynta Warranty Borrower Inc.	Insurance service provider	First lien senior secured loan	9.00%	SOFR (Q)	3.75%	02/2023	02/2028		1.0	1.0	1.0	(2)(18)
AQ Sunshine, Inc. (15)	Specialized insurance broker	First lien senior secured revolving loan	10.00%	SOFR (Q)	5.25%	07/2024	07/2030		0.5	0.5	0.5	(2)(11)(14)
		First lien senior secured loan	10.32%	SOFR (S)	5.25%	07/2024	07/2031		99.4	99.4	98.5	(2)(11)
										99.9	99.0
Ardonagh Midco 2 plc and Ardonagh Midco 3 plc	Insurance broker and underwriting servicer	First lien senior secured loan	8.39%	Euribor (S)	4.75%	02/2024	02/2031		27.1	26.3	27.1	(2)(6)
		First lien senior secured loan	9.90%	SOFR (S)	4.75%	02/2024	02/2031		109.4	109.4	109.4	(2)(6)(11)
										135.7	136.5
Benecon Midco II LLC and Benecon Holdings, LLC (15)	Employee benefits provider for small and mid-size employers	First lien senior secured revolving loan	10.36%	SOFR (M)	5.50%	01/2024	01/2031		1.1	1.1	1.1	(2)(11)
		First lien senior secured loan	10.84%	SOFR (Q)	5.50%	01/2024	01/2031		83.3	83.3	83.3	(2)(11)
		Class A units				01/2024		7,796,550		27.1	29.0
										111.5	113.4
Captive Resources Midco, LLC (15)	Provider of independent consulting services to member-owned group captives	First lien senior secured loan	10.60% (2.88% PIK)	SOFR (M)	5.75%	07/2022	07/2029		0.1	0.1	0.1	(2)(11)
Daylight Beta Parent LLC and CFCo, LLC (4)	Health insurance sales platform provider	First lien senior secured loan				09/2023	09/2033		12.9	12.0	2.5	(2)(10)
		First lien senior secured loan				09/2023	09/2038		20.8	0.5	—	(2)
		Class B units				09/2023		32,391,330		—	—	(2)
										12.5	2.5
DOXA Insurance Holdings LLC and Rocket Co-Invest, SLP (15)(16)	Managing general agent insurance distribution platform	First lien senior secured loan	10.09%	SOFR (Q)	5.25%	12/2023	12/2030		12.9	12.9	12.9	(2)(6)(11)
		First lien senior secured loan	10.56%	SOFR (Q)	5.50%	12/2023	12/2030		3.5	3.5	3.5	(2)(6)(11)
		Limited partnership interest				03/2024		1,348,309		1.3	1.9	(2)(6)
										17.7	18.3
Foundation Risk Partners, Corp. (15)	Full service independent insurance agency	First lien senior secured loan	9.85%	SOFR (Q)	5.25%	10/2021	10/2030		78.8	78.8	78.8	(2)(11)
		First lien senior secured loan	9.85%	SOFR (Q)	5.25%	04/2022	10/2030		49.3	49.3	49.3	(2)(11)
		First lien senior secured loan	9.85%	SOFR (Q)	5.25%	11/2023	10/2030		16.0	16.0	16.0	(2)(11)
										144.1	144.1
See accompanying notes to consolidated financial statements

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Galway Borrower LLC (15)	Insurance service provider	First lien senior secured revolving loan	9.14%	SOFR (Q)	4.50%	09/2021	09/2028		2.9	2.9	2.9	(2)(11)(14)
		First lien senior secured loan	9.10%	SOFR (S)	4.50%	09/2021	09/2028		31.1	31.1	31.1	(2)(11)
										34.0	34.0
Gestion ABS Bidco Inc. / ABS Bidco Holdings Inc. (15)	Insurance broker	First lien senior secured loan	9.54%	CORRA (Q)	5.25%	03/2024	03/2031		9.9	9.9	9.8	(2)(6)(11)
Higginbotham Insurance Agency, Inc. (15)	Independent retail insurance broker	First lien senior secured loan	9.35%	SOFR (M)	4.50%	08/2023	11/2028		5.3	5.3	5.3	(2)(11)
		First lien senior secured loan	9.60%	SOFR (M)	4.75%	03/2024	11/2028		0.9	0.9	0.9	(2)(11)
										6.2	6.2
High Street Buyer, Inc. and High Street Holdco LLC (15)(16)	Insurance brokerage platform	First lien senior secured loan	9.85%	SOFR (Q)	5.25%	04/2021	04/2028		22.4	22.4	22.4	(2)(11)
		First lien senior secured loan	9.85%	SOFR (Q)	5.25%	08/2021	04/2028		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	9.97%	SOFR (Q)	5.25%	02/2022	04/2028		23.1	23.1	23.1	(2)(11)
		Series A preferred units	10.00% PIK			04/2021		172,211,694		219.2	214.7	(2)
		Series A preferred units	10.00% PIK			12/2023		20,106,667		21.8	21.4	(2)
		Series A preferred units	10.00% PIK			04/2024		1,386,667		1.5	1.4	(2)
		Series A preferred units	10.00% PIK			07/2024		4,506,667		4.6	4.5	(2)
		Series A common units	10.00% PIK			04/2021		5,562,381		8.5	15.2	(2)
		Series C common units	10.00% PIK			04/2021		10,043,368		1.6	27.4	(2)
										302.8	330.2
Inszone Mid, LLC and INSZ Holdings, LLC (15)	Insurance brokerage firm	First lien senior secured loan	10.16%	SOFR (S)	5.75%	12/2023	11/2029		21.7	21.7	21.7	(2)(11)
		Limited partnership interests				11/2022		2,146,088		1.7	2.4
		Common units				11/2023		8,473,000		8.5	9.4
										31.9	33.5
Keystone Agency Partners LLC (15)	Insurance brokerage platform	First lien senior secured loan	9.60%	SOFR (Q)	5.00%	12/2023	05/2027		10.2	10.1	10.2	(2)(11)
		First lien senior secured loan	9.60%	SOFR (Q)	5.00%	08/2024	05/2027		6.5	6.4	6.5	(2)(11)
										16.5	16.7
OakBridge Insurance Agency LLC and Maple Acquisition Holdings, LP (15)	Insurance brokerage platform	First lien senior secured revolving loan	10.66%	SOFR (M)	5.50%	11/2023	11/2029		0.4	0.4	0.4	(2)(11)
		First lien senior secured loan	10.66%	SOFR (M)	5.50%	11/2023	11/2029		7.7	7.7	7.7	(2)(11)
		Class A2 units				11/2023		115,928		2.3	2.3	(2)
										10.4	10.4
OneDigital Borrower LLC (15)	Benefits broker and outsourced workflow automation platform provider for brokers	First lien senior secured revolving loan				11/2020	05/2027		—	0.1	—	(2)(13)
Patriot Growth Insurance Services, LLC (15)	National retail insurance agency	First lien senior secured revolving loan	9.95%	SOFR (M)	5.00%	10/2021	10/2028		0.4	0.3	0.4	(2)(11)
		First lien senior secured loan	9.75%	SOFR (Q)	5.00%	10/2021	10/2028		15.7	15.6	15.7	(2)(11)
										15.9	16.1
See accompanying notes to consolidated financial statements

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
People Corporation (15)	Provider of group benefits, group retirement and human resources services	First lien senior secured revolving loan	9.57%	CORRA (Q)	5.25%	02/2021	02/2027		1.2	1.2	1.2	(2)(6)(11)
		First lien senior secured loan	9.83%	CORRA (Q)	5.25%	02/2021	02/2028		43.1	45.8	43.1	(2)(6)(11)
		First lien senior secured loan	9.83%	CORRA (Q)	5.25%	09/2021	02/2028		25.2	25.5	25.2	(2)(6)(11)
		First lien senior secured loan	9.83%	CORRA (Q)	5.25%	09/2023	02/2028		10.2	10.1	10.2	(2)(6)(11)
										82.6	79.7
Riser Topco II, LLC (15)	Insurance program administrator	First lien senior secured loan	10.95%	SONIA (Q)	6.00%	10/2023	10/2029		1.1	1.0	1.1	(2)(11)
		First lien senior secured loan	10.60%	SOFR (Q)	6.00%	10/2023	10/2029		7.5	7.5	7.5	(2)(11)
		First lien senior secured loan	10.02%	SOFR (Q)	5.00%	05/2024	10/2029		9.0	9.0	9.0	(2)(11)
		First lien senior secured loan	9.95%	SONIA (Q)	5.00%	05/2024	10/2029		3.0	3.0	3.1	(2)(11)
										20.5	20.7
SageSure Holdings, LLC and SageSure LLC (15)	Insurance service provider	First lien senior secured loan	10.21%	SOFR (Q)	5.00%	08/2024	01/2030		63.8	63.8	63.8	(2)(11)
		Series A units				02/2022		886		19.6	63.8
										83.4	127.6
SCM Insurance Services Inc. (15)	Provider of claims management, claims investigation & support and risk management solutions for the Canadian property and casualty insurance industry	First lien senior secured loan	10.37%	CDOR (Q)	6.25%	06/2022	08/2025		24.4	24.3	24.4	(2)(6)(11)
SelectQuote, Inc.	Direct to consumer insurance distribution platform	First lien senior secured loan	14.35% (3.00% PIK)	SOFR (M)	9.50%	02/2021	05/2025		21.6	21.6	19.8	(2)(11)
SG Acquisition, Inc. (15)	Provider of insurance solutions for car sales	First lien senior secured loan	10.07%	SOFR (Q)	4.75%	04/2024	04/2030		47.0	47.0	47.0	(2)(11)
SIG Parent Holdings, LLC (15)	Independent insurance brokerage	First lien senior secured loan	9.92%	SOFR (M)	5.00%	08/2024	08/2031		55.7	55.7	55.2	(2)(11)
Spring Insurance Solutions, LLC	Technology-based direct to consumer sales and marketing platform for insurance products	First lien senior secured loan	11.25%	SOFR (Q)	6.50%	11/2020	11/2025		21.9	21.6	19.9	(2)(11)
THG Acquisition, LLC (15)	Multi-line insurance broker	First lien senior secured revolving loan	10.70%	SOFR (M)	5.75%	12/2019	12/2025		2.1	2.1	2.1	(2)(11)(14)
		First lien senior secured loan	10.70%	SOFR (M)	5.75%	12/2019	12/2026		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	10.70%	SOFR (M)	5.75%	12/2020	12/2026		14.6	14.6	14.6	(2)(11)
		First lien senior secured loan	10.45%	SOFR (M)	5.50%	12/2021	12/2026		5.4	5.4	5.4	(2)(11)
										22.2	22.2
Truist Insurance Holdings, LLC and McGriff Insurance Services, LLC (15)	Insurance brokerage firm	First lien senior secured revolving loan	8.58%	SOFR (Q)	3.25%	05/2024	05/2029		0.2	0.1	0.2	(2)
		First lien senior secured loan	7.85%	SOFR (Q)	3.25%	03/2024	05/2031		0.3	0.3	0.3	(2)(18)
										0.4	0.5
World Insurance Associates, LLC and World Associates Holdings, LLC (15)	Insurance service provider	First lien senior secured loan	10.86%	SOFR (Q)	5.75%	10/2023	04/2028		4.3	4.2	4.3	(2)(11)

										1,431.6	1,490.6		11.67%
Consumer Services
See accompanying notes to consolidated financial statements

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
ADF Capital, Inc., ADF Restaurant Group, LLC, and ARG Restaurant Holdings, Inc. (5)	Restaurant owner and operator	First lien senior secured loan				12/2016	08/2022		12.6	—	—	(2)(10)
Aimbridge Acquisition Co., Inc.	Hotel operator	Second lien senior secured loan	12.70%	SOFR (M)	7.50%	02/2019	02/2027		22.5	22.4	22.3	(2)
American Residential Services L.L.C. and Aragorn Parent Holdings LP (15)	Heating, ventilation and air conditioning services provider	Second lien senior secured loan	13.37%	SOFR (Q)	8.50%	10/2020	10/2028		15.2	15.2	15.2	(2)(11)
		Series A preferred units	10.00% PIK			10/2020		2,531,500		3.4	6.0	(2)
										18.6	21.2
Apex Service Partners, LLC and Apex Service Partners Holdings, LLC (15)	Provider of residential HVAC, plumbing, and electrical maintenance and repair services	First lien senior secured revolving loan	9.86%	SOFR (M)	5.00%	10/2023	10/2029		4.1	4.1	4.1	(2)(11)
		First lien senior secured loan	9.86%	SOFR (M)	5.00%	09/2024	10/2030		185.3	185.1	185.3	(2)(11)
		Series B common units				10/2023		262,165		7.2	9.4
										196.4	198.8
ATI Restoration, LLC (15)	Provider of disaster recovery services	First lien senior secured revolving loan	10.81%	SOFR (Q)	5.50%	07/2020	07/2026		8.7	8.7	8.6	(2)(11)(14)
		First lien senior secured loan	10.71%	SOFR (Q)	5.50%	07/2020	07/2026		32.4	32.4	32.1	(2)(11)
		First lien senior secured loan	10.53%	SOFR (Q)	5.50%	05/2022	07/2026		48.0	48.0	47.5	(2)(11)
		First lien senior secured loan	10.66%	SOFR (Q)	5.50%	09/2023	07/2026		10.5	10.5	10.4	(2)(11)
										99.6	98.6
Belfor Holdings, Inc. (15)	Disaster recovery services provider	First lien senior secured revolving loan				11/2023	11/2028		—	0.2	—	(2)(13)
Clarion Home Services Group, LLC and LBC Breeze Holdings LLC (15)	Provider of HVAC and plumbing services to residential and commercial customers	First lien senior secured revolving loan	11.34%	SOFR (Q)	6.00%	12/2021	12/2027		0.4	0.4	0.4	(2)(11)
		First lien senior secured loan	13.38% (7.00% PIK)	SOFR (Q)	8.00%	12/2021	12/2027		3.2	3.2	2.9	(2)(11)
		First lien senior secured loan	13.16% (7.25% PIK)	SOFR (Q)	8.25%	03/2023	12/2027		6.3	6.3	5.8	(2)(11)
		Class A units				12/2021		4,296		4.3	0.7
										14.2	9.8
CMG HoldCo, LLC and CMG Buyer Holdings, Inc. (15)	Provider of commercial HVAC equipment maintenance and repair services	First lien senior secured revolving loan	9.70%	SOFR (Q)	4.75%	05/2022	05/2028		1.2	1.2	1.2	(2)(11)
		First lien senior secured loan	9.46%	SOFR (Q)	4.75%	05/2022	05/2028		30.7	30.7	30.7	(2)(11)
		First lien senior secured loan	9.77%	SOFR (Q)	4.75%	11/2023	05/2028		4.6	4.6	4.6	(2)(11)
		Common stock				05/2022		302		3.1	10.9	(2)
										39.6	47.4
Concert Golf Partners Holdco LLC (15)	Golf club owner and operator	First lien senior secured loan	9.63%	SOFR (M)	4.75%	04/2024	04/2030		14.1	14.1	14.1	(2)(11)
CST Holding Company (15)	Provider of ignition interlock devices	First lien senior secured loan	9.95%	SOFR (M)	5.00%	11/2022	11/2028		11.6	11.6	11.6	(2)(11)
		First lien senior secured loan	9.95%	SOFR (M)	5.00%	07/2024	11/2028		0.1	0.1	0.1	(2)(11)
										11.7	11.7
See accompanying notes to consolidated financial statements

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Equinox Holdings, Inc.	Operator of luxury, full-service health fitness clubs	First lien senior secured loan	12.85% (4.13% PIK)	SOFR (Q)	8.25%	03/2024	03/2029		43.8	42.9	43.8	(2)(11)
		Second lien senior secured loan	16.00% PIK			03/2024	06/2027		3.8	3.7	3.8	(2)
										46.6	47.6
Essential Services Holding Corporation and OMERS Mahomes Investment Holdings LLC (15)	Provider of plumbing and HVAC services	First lien senior secured revolving loan				06/2024	06/2030		—	—	—	(2)(13)
		First lien senior secured loan	10.29%	SOFR (Q)	5.00%	06/2024	06/2031		151.5	151.5	150.0	(2)(11)
		Preferred units	15.00% PIK			07/2023		685		7.7	7.7	(2)
		Class A units				11/2020		6,447		22.9	35.1	(2)
										182.1	192.8
Eternal Aus Bidco Pty Ltd (15)	Operator of cemetery, crematoria and funeral services	First lien senior secured loan	10.65%	BBSY (Q)	6.25%	11/2023	11/2029		7.5	7.1	7.5	(2)(6)(11)
Excel Fitness Consolidator LLC, Health Buyer LLC and Excel Fitness Holdings, Inc. (15)	Fitness facility operator	First lien senior secured loan	10.10%	SOFR (Q)	5.50%	08/2023	04/2029		5.1	5.0	5.1	(2)(11)
Fitness Ventures Holdings, Inc. and Meaningful Partners Fitness Ventures Co-Investment LP (4)(15)	Crunch Fitness franchisee	First lien senior secured revolving loan	8.85%	SOFR (M)	4.00%	08/2024	08/2030		1.9	1.9	1.9	(2)(11)
		First lien senior secured loan	10.35%	SOFR (M)	5.50%	08/2024	08/2031		35.3	35.3	34.8	(2)(11)
		Common units				07/2024		11,957,000		12.0	12.0	(2)
										49.2	48.7
Flint OpCo, LLC (15)	Provider of residential HVAC and plumbing services	First lien senior secured loan	9.96%	SOFR (Q)	5.25%	08/2023	08/2030		7.0	7.0	7.0	(2)(11)
		First lien senior secured loan	9.81%	SOFR (S)	4.75%	05/2024	08/2030		0.5	0.5	0.5	(2)(11)
										7.5	7.5
GS SEER Group Borrower LLC and GS SEER Group Holdings LLC (15)	Provider of commercial and residential HVAC, electrical, and plumbing services	First lien senior secured loan	11.35%	SOFR (Q)	6.75%	04/2023	04/2030		21.4	21.4	21.4	(2)(11)
		Class A common units				04/2023		4,424		4.4	3.1	(2)
										25.8	24.5
Helios Service Partners, LLC and Astra Service Partners, LLC (15)	Critical HVAC, refrigeration, and plumbing services for commercial businesses	First lien senior secured revolving loan	10.69%	SOFR (Q)	6.00%	08/2023	03/2027		0.1	0.1	0.1	(2)(11)(14)
		First lien senior secured loan	10.87%	SOFR (Q)	6.00%	08/2023	03/2027		9.5	9.5	9.5	(2)(11)
										9.6	9.6
Infinity Home Services HoldCo, Inc., D&S Amalco and IHS Parent Holdings, L.P. (15)	Provider of residential roofing and exterior repair and replacement services	First lien senior secured revolving loan	13.75%	Base Rate (Q)	5.75%	12/2022	12/2028		0.8	0.8	0.8	(2)(6)(11)
		First lien senior secured loan	11.49%	SOFR (Q)	6.75%	12/2022	12/2028		14.7	14.7	14.7	(2)(6)(11)
		First lien senior secured loan	11.41%	SOFR (Q)	6.00%	11/2023	12/2028		1.7	1.7	1.7	(2)(6)(11)
		First lien senior secured loan	10.35%	CORRA (Q)	6.00%	11/2023	12/2028		1.2	1.2	1.2	(2)(6)(11)
		First lien senior secured loan	10.59%	CDOR (M)	6.00%	11/2023	12/2028		0.2	0.2	0.2	(2)(6)(11)
See accompanying notes to consolidated financial statements

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		Class A units				12/2022		9,524,000		9.5	10.4	(2)
										28.1	29.0
Jenny C Acquisition, Inc.	Health club franchisor	Senior subordinated loan	8.00% PIK			04/2019	04/2025		1.8	1.8	1.8	(2)
Leviathan Intermediate Holdco, LLC and Leviathan Holdings, L.P. (15)	Franchising platform offering adolescent development programs	First lien senior secured loan	12.25%	SOFR (Q)	7.50%	12/2022	12/2027		30.3	30.3	30.3	(2)(11)
		Limited partnership interests				12/2022		2,149,690		2.1	2.7
										32.4	33.0
ME Equity LLC	Franchisor in the massage industry	Common stock				09/2012		3,000,000		3.0	4.4	(2)
Modigent, LLC and OMERS PMC Investment Holdings LLC (15)	Provider of commercial HVAC services	First lien senior secured revolving loan	13.50%	Base Rate (Q)	5.50%	08/2022	08/2027		2.1	2.1	2.1	(2)(11)
		First lien senior secured revolving loan	11.68%	SOFR (Q)	6.50%	08/2022	08/2027		3.3	3.3	3.2	(2)(11)
		First lien senior secured loan	11.10%	SOFR (Q)	6.50%	08/2022	08/2028		3.5	3.5	3.5	(2)(11)
		First lien senior secured loan	11.82%	SOFR (Q)	6.50%	09/2023	08/2028		2.8	2.8	2.8	(2)(11)
		Class A units				08/2022		1,001		9.7	10.0	(2)
										21.4	21.6
Northwinds Holding, Inc. and Northwinds Services Group LLC (15)	Provider of HVAC and plumbing services	First lien senior secured loan	10.64%	SOFR (Q)	5.25%	05/2023	05/2029		26.3	26.3	26.3	(2)(11)
		Common units				05/2023		2,911,607		4.0	4.1	(2)
										30.3	30.4
OTG Concessions Management, LLC and Octa Parent Holdings, LLC	Airport restaurant operator	Second lien notes	10.00% PIK			02/2024	02/2031		8.0	8.0	7.2	(2)
		Participation rights				02/2024	02/2054	1		—	—	(2)
										8.0	7.2
PestCo Holdings, LLC and PestCo, LLC (15)	Provider of pest control services to the residential and commercial markets	First lien senior secured loan	11.41%	SOFR (Q)	6.00%	02/2023	02/2028		2.1	2.1	2.1	(2)(11)
		Class A units				01/2023		139		1.9	2.2
										4.0	4.3
Premiere Buyer, LLC (15)	Third-party residential property manager for multi-family residential properties in the United States	First lien senior secured loan	10.00%	SOFR (Q)	4.75%	05/2024	05/2031		38.5	38.5	37.9	(2)(11)
Pyramid-BMC IntermediateCo I, LLC and Pyramid Investors, LLC (15)	Hotel operator	First lien senior secured loan	10.53%	SOFR (Q)	5.25%	01/2023	01/2028		7.6	7.6	7.6	(2)(11)
		Preferred membership units	8.00% PIK		8.00%	07/2016		996,833		1.1	2.5
										8.7	10.1
Quick Quack Car Wash Holdings, LLC and KKR Game Changer Co-Invest Feeder II L.P. (15)	Car wash operator	First lien senior secured loan	9.60%	SOFR (M)	4.75%	05/2024	06/2031		46.3	46.3	45.6	(2)(11)
		Limited partnership interest				06/2024		11,184,000		11.2	11.7	(2)
										57.5	57.3
Radiant Intermediate Holding, LLC	Provider of HVAC, plumbing and electrical services	First lien senior secured loan	10.81%	SOFR (M)	5.75%	04/2023	11/2026		2.0	2.0	1.8	(2)(11)
See accompanying notes to consolidated financial statements

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Redwood Services, LLC and Redwood Services Holdco, LLC (15)	Provider of residential HVAC and plumbing services	First lien senior secured revolving loan	11.25%	SOFR (Q)	6.50%	05/2024	12/2027		0.2	0.2	0.2	(2)(11)
		First lien senior secured loan	11.25%	SOFR (Q)	6.50%	12/2020	12/2027		0.2	0.2	0.2	(2)(11)
		First lien senior secured loan	11.25%	SOFR (Q)	6.50%	12/2021	12/2027		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	11.25%	SOFR (Q)	6.50%	09/2022	12/2027		5.0	5.0	5.0	(2)(11)
		First lien senior secured loan	11.25%	SOFR (Q)	6.50%	05/2023	12/2027		8.6	8.6	8.6	(2)(11)
		First lien senior secured loan	11.25%	SOFR (Q)	6.50%	03/2024	12/2027		7.1	7.1	7.1	(2)(11)
		First lien senior secured loan	11.25%	SOFR (Q)	6.50%	05/2024	12/2027		1.5	1.5	1.5	(2)(11)
		Series D units	8.00% PIK			12/2020		19,592,999		22.4	77.0
										45.1	99.7
Safe Home Security, Inc., Security Systems Inc., Safe Home Monitoring, Inc., National Protective Services, Inc., Bright Integrations LLC and Medguard Alert, Inc.	Provider of safety systems for business and residential customers	First lien senior secured loan	14.28%	SOFR (M)	9.25%	08/2020	10/2024		47.0	47.0	47.0	(2)(11)
Taymax Group, L.P., Taymax Group G.P., LLC, PF Salem Canada ULC and TCP Fit Parent, L.P. (15)	Planet Fitness franchisee	First lien senior secured revolving loan	9.96%	CORRA (M)	5.38%	07/2018	07/2026		0.2	0.2	0.2	(2)(11)
		First lien senior secured revolving loan	10.31%	SOFR (M)	5.38%	07/2018	07/2026		0.2	0.2	0.2	(2)(11)
		First lien senior secured revolving loan	10.20%	CORRA (M)	5.50%	01/2024	07/2026		0.2	0.2	0.2	(2)(11)
		First lien senior secured revolving loan	10.85%	SOFR (M)	5.50%	01/2024	07/2026		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	10.28%	SOFR (M)	5.33%	03/2020	07/2026		1.4	1.4	1.4	(2)(11)
		First lien senior secured loan	10.45%	SOFR (M)	5.50%	01/2024	07/2026		0.2	0.2	0.2	(2)(11)
		Class A units				07/2018		37,020		3.8	8.4
										6.1	10.7
The Alaska Club Partners, LLC, Athletic Club Partners LLC and The Alaska Club, Inc. (15)	Premier health club operator	First lien senior secured loan	11.46%	SOFR (M)	6.50%	12/2019	06/2025		12.2	12.2	12.2	(2)(11)
The Arcticom Group, LLC and AMCP Mechanical Holdings, LP (15)	Refrigeration, heating, ventilation and air conditioning services provider	First lien senior secured revolving loan	12.35% (4.00% PIK)	SOFR (M)	7.50%	12/2021	12/2027		1.2	1.2	1.2	(2)(11)
		First lien senior secured loan	12.35% (4.00% PIK)	SOFR (M)	7.50%	12/2021	12/2027		0.2	0.2	0.2	(2)(11)
		First lien senior secured loan	12.35% (4.00% PIK)	SOFR (M)	7.50%	08/2022	12/2027		0.2	0.2	0.2	(2)(11)
		First lien senior secured loan	12.35% (4.00% PIK)	SOFR (M)	7.50%	04/2023	12/2027		1.6	1.6	1.6	(2)(11)
		First lien senior secured loan	12.35% (4.00% PIK)	SOFR (M)	7.50%	10/2023	12/2027		5.3	5.3	5.3	(2)(11)
		First lien senior secured loan	12.35% (4.00% PIK)	SOFR (M)	7.50%	08/2024	12/2027		8.6	8.6	8.6	(2)(11)
		Class A units				12/2021		8,493,698		8.5	11.8
See accompanying notes to consolidated financial statements

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		Class C units				03/2023		333,510		—	0.5
										25.6	29.4
Triwizard Holdings, Inc. and Triwizard Parent, LP (15)	Parking management and hospitality services provider	Class A-2 common units				06/2023		30,000		3.0	4.2	(2)
TSS Buyer, LLC (15)	Provider of outsourced testing, inspection, certification, and compliance services to healthcare and life sciences end markets	First lien senior secured loan	10.45%	SOFR (M)	5.50%	07/2023	06/2029		2.1	2.0	2.1	(2)(11)
Vertex Service Partners, LLC and Vertex Service Partners Holdings, LLC (15)	Provider of residential roofing repair & replacement	First lien senior secured revolving loan	10.60%	SOFR (M)	5.50%	11/2023	11/2030		0.2	0.2	0.2	(2)(11)
		First lien senior secured loan	10.86%	SOFR (Q)	5.75%	11/2023	11/2030		12.5	12.5	12.5	(2)(11)
		First lien senior secured loan	10.53%	SOFR (M)	5.50%	11/2023	11/2030		2.7	2.7	2.7	(2)(11)
		Class B common units				11/2023		212		0.2	0.4
										15.6	15.8
YE Brands Holdings, LLC (15)	Sports camp operator	First lien senior secured revolving loan	9.47%	SOFR (Q)	4.75%	10/2021	10/2027		1.2	1.2	1.2	(2)(11)
		First lien senior secured loan	9.35%	SOFR (Q)	4.75%	10/2021	10/2027		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	9.35%	SOFR (Q)	4.75%	06/2022	10/2027		8.0	8.0	8.0	(2)(11)
		First lien senior secured loan	9.35%	SOFR (Q)	4.75%	09/2023	10/2027		3.7	3.7	3.7	(2)(11)
		First lien senior secured loan	9.40%	SOFR (Q)	4.75%	01/2024	10/2027		2.2	2.2	2.2	(2)(11)
										15.2	15.2
ZBS Mechanical Group Co-Invest Fund 2, LLC	Provider of residential HVAC and plumbing services	Membership interest				10/2021		2,771,000		1.4	13.5

										1,158.6	1,255.8		9.83%
Investment Funds and Vehicles
ACAS Equity Holdings Corporation (5)	Investment company	Common stock				01/2017		589		0.4	0.4	(6)
Constellation Wealth Capital Fund, L.P. (16)	Specialist alternative asset management platform	Limited partner interests				01/2024		2,901,041		2.9	2.7	(6)(18)
CREST Exeter Street Solar 2004-1	Investment vehicle	Preferred shares				01/2017	06/2039	3,500,000		—	—	(6)
CWC Fund I Co-Invest (ALTI) LP	Global wealth and alternatives manager	Limited partnership interest				03/2024		6,224,000		6.2	6.5	(2)(6)
European Capital UK SME Debt LP (4)(16)	Investment partnership	Limited partnership interest				01/2017		45.00%		8.2	16.9	(6)
HCI Equity, LLC (5)	Investment company	Member interest				04/2010		100.00%		—	—	(6)(18)
Linden Structured Capital Fund II-A LP (16)	Investment partnership	Limited partnership interest				07/2024		957,690		1.0	1.0	(2)(6)(18)
Partnership Capital Growth Investors III, L.P.	Investment partnership	Limited partnership interest				10/2011		2.50%		1.8	4.7	(2)(6)(18)
PCG-Ares Sidecar Investment II, L.P. (4)(16)	Investment partnership	Limited partnership interest				10/2014		100.00%		7.3	23.1	(2)(6)
See accompanying notes to consolidated financial statements

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
PCG-Ares Sidecar Investment, L.P. (4)(16)	Investment partnership	Limited partnership interest				05/2014		100.00%		4.4	0.7	(6)
Piper Jaffray Merchant Banking Fund I, L.P.	Investment partnership	Limited partnership interest				08/2012		2.00%		0.1	0.5	(6)(18)
Senior Direct Lending Program, LLC (5)(17)	Co-investment vehicle	Subordinated certificates	12.50%	SOFR (Q)	8.00%	07/2016	12/2036		1,273.7	1,231.4	1,159.2	(6)(12)
	Membership interest							87.50%		—	—	(6)
										1,231.4	1,159.2

										1,263.7	1,215.7		9.52%
Power Generation
Apex Clean Energy TopCo, LLC (4)	Developer, builder and owner of utility-scale wind and solar power facilities	Class A common units				11/2021		1,335,610		134.7	221.5
Ferrellgas, L.P. and Ferrellgas Partners, L.P.	Distributor of propane and related accessories	Senior preferred units	8.96%			03/2021		64,155		64.2	64.8
		Class B units				09/2022		95,354		15.4	19.7	(2)
										79.6	84.5
Opal Fuels Intermediate HoldCo LLC, and Opal Fuels Inc.	Owner of natural gas facilities	First lien senior secured loan	8.76%	SOFR (Q)	3.50%	09/2023	09/2028		0.1	0.1	0.1	(2)(6)
		Class A common stock				07/2022		3,059,533		23.3	11.2	(6)(18)
										23.4	11.3
PosiGen, Inc.	Seller and leaser of solar power systems for residential and commercial customers	Warrant to purchase shares of series D-1 preferred stock				06/2021	06/2028	7,616		—	—	(2)
		Warrant to purchase shares of common stock				01/2020	01/2027	5,560		—	—	(2)
										—	—
Potomac Intermediate Holdings II LLC (5)	Gas turbine power generation facilities operator	Series A units				11/2021		251,384,442		210.2	204.3
Sunrun Atlas Depositor 2019-2, LLC and Sunrun Atlas Holdings 2019-2, LLC	Residential solar energy provider	First lien senior secured loan	3.61%			10/2019	02/2055		0.1	0.1	0.1	(2)
		Senior subordinated loan	12.16% (7.92% PIK)	SOFR (Q)	6.90%	11/2019	11/2025		169.8	169.8	169.8	(2)(11)
										169.9	169.9
Sunrun Luna Holdco 2021, LLC	Residential solar energy provider	Senior subordinated loan	12.00%	SOFR (Q)	6.75%	03/2022	04/2027		150.0	150.0	147.0	(2)(6)(11)
Sunrun Xanadu Issuer 2019-1, LLC and Sunrun Xanadu Holdings 2019-1, LLC	Residential solar energy provider	First lien senior secured loan	3.98%			06/2019	06/2054		0.3	0.3	0.3	(2)
		Senior subordinated loan	10.00% (6.00% PIK)	SOFR (Q)	6.90%	06/2019	07/2030		80.0	80.0	78.4	(2)(11)
										80.3	78.7

										848.1	917.2		7.18%
Retailing and Distribution
Bamboo Purchaser, Inc.	Provider of nursery, garden, and greenhouse products	First lien senior secured loan	11.25%	SOFR (Q)	6.50%	11/2021	11/2027		17.6	17.6	16.4	(2)(11)
See accompanying notes to consolidated financial statements

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
BradyPlus Holdings, LLC (15)	Distributor of foodservice disposables and janitorial sanitation products	First lien senior secured loan	11.25%	SOFR (Q)	6.00%	10/2023	10/2029		128.2	128.2	128.2	(2)(11)
Display Holding Company, Inc., Saldon Holdings, Inc. and Fastsigns Holdings Inc. (15)	Provider of visual communications solutions	First lien senior secured revolving loan	10.95%	SOFR (M)	6.00%	03/2019	03/2026		0.6	0.6	0.6	(2)(11)
		First lien senior secured loan	10.95%	SOFR (M)	6.00%	03/2019	03/2026		15.4	15.4	15.4	(2)(11)
		First lien senior secured loan	10.95%	SOFR (M)	6.00%	08/2019	03/2026		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	10.95%	SOFR (M)	6.00%	06/2021	03/2026		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	10.95%	SOFR (M)	6.00%	01/2024	03/2026		8.1	8.1	8.1	(2)(11)
		Common units				03/2019		600		0.6	1.8	(2)
										24.9	26.1
GPM Investments, LLC and ARKO Corp.	Convenience store operator	Common stock				12/2020		2,088,478		19.8	14.7	(18)
		Warrant to purchase common stock				12/2020	12/2025	1,088,780		1.6	0.6	(2)(18)
										21.4	15.3
Hills Distribution, Inc., Hills Intermediate FT Holdings, LLC and GMP Hills, LP (15)	Distributor of HVAC, plumbing, and water heater equipment, parts, supplies and fixtures	First lien senior secured revolving loan	9.61%	SOFR (M)	4.50%	11/2023	11/2029		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	11.11%	SOFR (M)	6.00%	11/2023	11/2029		3.5	3.5	3.5	(2)(11)
		Limited partnership interest	8.00% PIK			11/2023		5,441,000		5.4	5.1	(2)
										9.0	8.7
Marcone Yellowstone Buyer Inc. and Marcone Yellowstone Holdings, LLC	Distributor of OEM appliance aftermarket parts	First lien senior secured loan	11.73%	SOFR (Q)	6.25%	06/2021	06/2028		0.4	0.4	0.3	(2)(11)
		First lien senior secured loan	11.73%	SOFR (Q)	6.25%	12/2021	06/2028		0.2	0.2	0.2	(2)(11)
		Class A common units				06/2021		5,796		6.1	1.9	(2)
										6.7	2.4
Mavis Tire Express Services Topco Corp., Metis HoldCo, Inc., and Metis TopCo, LP (15)	Auto parts retailer	First lien senior secured revolving loan	8.14%	SOFR (M)	3.25%	05/2021	05/2026		13.5	13.5	13.5	(2)(14)
		Series A preferred stock	7.00% PIK			05/2021		68,601		86.9	86.9	(2)
		Class A-1 units				05/2021		24,586		24.6	34.2	(2)
										125.0	134.6
McKenzie Creative Brands, LLC (15)	Designer, manufacturer and distributor of hunting-related supplies	First lien senior secured revolving loan	11.70%	SOFR (M)	6.75%	09/2014	09/2025		1.4	1.4	1.4	(2)(11)
		First lien senior secured loan	11.70%	SOFR (M)	6.75%	09/2014	09/2025		84.5	84.5	84.5	(2)(8)(11)
		First lien senior secured loan	11.70%	SOFR (M)	6.75%	09/2014	09/2025		5.5	5.5	5.5	(2)(11)
										91.4	91.4
Monolith Brands Group, Inc.	E-commerce platform focused on consolidating DTC branded businesses	Series A-1 preferred stock				04/2022		701,255		15.5	—	(2)
See accompanying notes to consolidated financial statements

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Moon Valley Nursery of Arizona Retail, LLC, Moon Valley Nursery Farm Holdings, LLC, Moon Valley Nursery RE Holdings LLC, and Stonecourt IV Partners, LP	Operator of retail and wholesale tree and plant nurseries	Limited partnership interests				10/2021		21,939,152		20.8	32.5
North Haven Falcon Buyer, LLC and North Haven Falcon Holding Company, LLC	Manufacturer of aftermarket golf cart parts and accessories	First lien senior secured loan	8.10%	SOFR (Q)	3.00%	05/2021	05/2027		27.3	27.3	21.6	(2)(11)
		Class A units				05/2021		50,000		5.0	—
										32.3	21.6
Phoenix YW Buyer, Inc. and Phoenix YW Parent, Inc. (15)	Distributor and marketer of personal care products	First lien senior secured loan	9.85%	SOFR (M)	5.00%	05/2024	05/2030		59.7	59.7	58.5	(2)(6)(11)
		Class B common stock	8.00% PIK			05/2024		2,215		2.2	3.8	(2)(6)
										61.9	62.3
Reddy Ice LLC (15)	Packaged ice manufacturer and distributor	First lien senior secured revolving loan	12.25%	Base Rate (Q)	3.75%	04/2024	04/2029		—	—	—	(2)(13)
		First lien senior secured loan	9.99%	SOFR (Q)	4.75%	04/2024	04/2029		274.2	274.2	272.3	(2)(11)
										274.2	272.3
SCIH Salt Holdings Inc. (15)	Salt and packaged ice melt manufacturer and distributor	First lien senior secured revolving loan	12.00%	SOFR (Q)	4.00%	03/2020	12/2026		0.4	0.3	0.4	(2)(11)
Trader Corporation and Project Auto Finco Corp. (15)	Digital Automotive marketplace and software solution provider to automotive industry	First lien senior secured revolving loan				12/2022	12/2029		—	—	—	(2)(6)
		First lien senior secured loan	9.80%	CORRA (S)	5.50%	12/2022	12/2029		12.1	12.0	12.1	(2)(6)(11)
		First lien senior secured loan	9.79%	CORRA (M)	5.50%	06/2024	12/2029		5.9	5.8	5.9	(2)(6)(11)
										17.8	18.0
US Salt Investors, LLC and Emerald Lake Pearl Acquisition-A, L.P. (15)	Producer and packager of compressed, household, and packaged salt	First lien senior secured loan	10.00%	SOFR (Q)	5.25%	07/2021	07/2028		25.3	25.3	25.3	(2)(11)
		Limited partner interests				07/2021		0.42%		0.8	1.1	(2)
										26.1	26.4

										873.1	856.6		6.71%
Media and Entertainment
22 HoldCo Limited	Sports and entertainment platform	Senior subordinated loan	12.63% PIK	SONIA (S)	7.50%	08/2023	08/2033		60.9	57.9	60.9	(2)(6)(11)
3 Step Sports LLC (15)	Provider of integrated youth sports solutions	First lien senior secured loan	12.64% (1.50% PIK)	SOFR (Q)	8.00%	10/2023	10/2029		12.5	12.5	11.8	(2)(11)
Aventine Intermediate LLC & Aventine Holdings II LLC	Media and production company	First lien senior secured loan	10.70% (4.00% PIK)	SOFR (Q)	6.00%	12/2021	06/2027		10.3	10.3	9.9	(2)(11)
		Senior subordinated loan	10.25% PIK			12/2021	12/2030		45.8	45.8	37.5	(2)
										56.1	47.4
Axiomatic, LLC	Premiere e-sports and video game investment platform	Class A-1 units				05/2022		500,000		5.0	5.8
See accompanying notes to consolidated financial statements

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Broadcast Music, Inc. (15)	Music rights management company	First lien senior secured loan	10.87%	SOFR (M)	5.75%	02/2024	02/2030		21.2	21.2	21.2	(2)(11)
CFC Funding LLC	SME-related SPV	Loan instrument units	9.75% PIK			07/2023		16,680		18.3	18.3	(6)
CMW Parent LLC (fka Black Arrow, Inc.)	Multiplatform media firm	Series A units				09/2015		32		—	—
Eagle Football Holdings BidCo Limited and Eagle Football Holdings Limited	Multi-club sports platform	Senior subordinated loan	17.00% PIK			12/2022	12/2028		27.0	27.0	27.0	(2)(6)
		Senior subordinated loan	13.31% PIK	SOFR (S)	8.00%	12/2022	12/2028		50.5	50.5	49.5	(2)(6)(11)
		Ordinary shares				09/2023		661		4.4	1.9	(2)(6)
		Warrant to purchase shares of ordinary shares				12/2022	11/2028	241		—	2.2	(2)(6)
		Warrant to purchase shares of ordinary shares				12/2022	11/2028	266		—	0.8	(2)(6)
										81.9	81.4
Fever Labs, Inc. (15)	Technology led marketing and ticketing platform for live events	First lien senior secured revolving loan	11.00%			08/2024	11/2028		4.3	4.3	4.3	(2)
		First lien senior secured loan	11.00%			05/2024	11/2028		14.0	13.1	14.0	(2)
		Series E-5 Convertible Shares				08/2024		217,907		0.9	1.0	(2)
										18.3	19.3
Global Music Rights, LLC (15)	Music right management company	First lien senior secured loan	10.20%	SOFR (Q)	5.50%	08/2021	08/2030		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	10.10%	SOFR (Q)	5.50%	04/2024	08/2030		13.6	13.6	13.6	(2)(11)
										13.7	13.7
League One Volleyball, Inc.	Operator of youth volleyball clubs	Series B preferred stock				07/2023		194		—	—	(2)
		Series C preferred stock				09/2024		50		—	—	(2)
										—	—
Legends Hospitality Holding Company, LLC and ASM Buyer, Inc. (15)	Hospitality platform provider of premium experiential services	First lien senior secured revolving loan				08/2024	08/2030		—	—	—	(2)(13)
		First lien senior secured loan	10.13%	SOFR (Q)	5.00%	08/2024	08/2031		56.8	56.8	55.6	(2)(11)
										56.8	55.6
LiveBarn Inc.	Provider of Live & On Demand broadcasting of amateur and youth sporting events	Middle preferred shares				08/2023		4,902,988		17.3	20.5	(2)(6)
Miami Beckham United LLC	American professional soccer club	Class A preferred units	9.50% PIK			09/2021		85,000		111.1	111.1
		Class B preferred units	9.50% PIK			06/2023		42,500		47.8	47.8
										158.9	158.9
Production Resource Group, L.L.C. and PRG III, LLC (4)	Provider of rental equipment, labor, production management, scenery, and other products to various entertainment end-markets	First lien senior secured loan	17.86% (10.10% PIK)	SOFR (Q)	8.50%	08/2018	08/2029		48.3	48.3	48.3	(2)(11)
		First lien senior secured loan	12.88% (3.13% PIK)	SOFR (Q)	8.13%	07/2020	08/2029		15.6	15.5	15.6	(2)(11)
See accompanying notes to consolidated financial statements

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured loan	12.88% (3.13% PIK)	SOFR (Q)	8.13%	06/2021	08/2029		0.8	0.8	0.8	(2)(11)
		First lien senior secured loan	12.88% (3.13% PIK)	SOFR (Q)	8.13%	08/2021	08/2029		7.7	7.7	7.7	(2)(11)
		First lien senior secured loan	12.88% (3.13% PIK)	SOFR (Q)	8.13%	05/2024	08/2029		26.5	26.3	26.5	(2)(11)
		Class A units				10/2020		113,617		4.9	17.5	(2)
										103.5	116.4
Professional Fighters League, LLC and PFL MMA, Inc.	Mixed martial arts league	First lien senior secured loan	14.00% PIK			01/2021	01/2026		21.4	20.9	21.4	(2)
		Second lien senior secured loan	16.00% PIK			11/2022	01/2026		0.2	0.1	0.2	(2)
		Series E preferred stock				04/2022		219,035		0.7	0.7	(2)
		Warrant to purchase shares of common stock				01/2021	01/2027	3,223,122		1.7	0.9	(2)
		Warrant to purchase shares of common stock				11/2022	11/2029	68,787		0.2	0.2	(2)
										23.6	23.4
Sandlot Action Sports, LLC	Youth sports platform	Common units				05/2024		3,384		—	—
Storm Investment S.a.r.l. and Atletico Holdco, S.L.	Spanish futbol club	First lien senior secured loan	3.75%			06/2021	06/2029		68.7	73.6	68.7	(2)(6)
		Senior subordinated loan	10.00% PIK			07/2024	07/2026		32.4	31.7	32.2	(2)(6)
		Class A redeemable shares				06/2021		3,671,596		1.6	4.9	(2)(6)
		Class B redeemable shares				06/2021		3,671,595		1.6	4.9	(2)(6)
		Class C redeemable shares				06/2021		3,671,596		1.6	4.9	(2)(6)
		Class D redeemable shares				06/2021		3,671,596		1.6	4.9	(2)(6)
		Class E redeemable shares				06/2021		3,671,596		1.6	4.9	(2)(6)
		Class F redeemable shares				06/2021		3,671,596		1.6	4.9	(2)(6)
		Class G redeemable shares				06/2021		3,671,596		1.6	4.9	(2)(6)
		Class H redeemable shares				06/2021		3,671,596		1.6	4.9	(2)(6)
		Class I redeemable shares				06/2021		3,671,596		1.6	4.9	(2)(6)
		Ordinary shares				06/2021		4,407		—	0.2	(2)(6)
										119.7	145.2
The Teaching Company Holdings, Inc.	Education publications provider	Preferred stock				09/2006		10,663		1.1	2.5	(2)
		Common stock				09/2006		15,393		—	0.2	(2)
										1.1	2.7
WRE Sports Investments LLC (15)	Professional sports club	First lien senior secured loan	11.00% (5.50% PIK)			07/2024	07/2031		24.6	24.6	24.1	(2)

See accompanying notes to consolidated financial statements

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
										790.4	826.6		6.47%
Capital Goods
AI Aqua Merger Sub, Inc.	End to end provider of water solutions to a wide range of customer bases	First lien senior secured loan	8.70%	SOFR (M)	3.50%	06/2021	07/2028		1.0	1.0	1.0	(2)(11)(18)
Airx Climate Solutions, Inc. (15)	Provider of commercial HVAC equipment and services	First lien senior secured loan	11.03%	SOFR (Q)	5.75%	11/2023	11/2029		9.9	9.9	9.9	(2)(11)
		First lien senior secured loan	10.25%	SOFR (S)	5.00%	07/2024	11/2029		8.0	8.0	8.0	(2)(11)
										17.9	17.9
API Commercial Inc., API Military Inc., and API Space Intermediate, Inc.	Provider of military aircraft aftermarket parts and distribution, repair and logistics services	First lien senior secured loan				05/2022	08/2025		6.6	2.4	3.0	(2)(10)
Arrowhead Holdco Company and Arrowhead GS Holdings, Inc.	Distributor of non-discretionary, mission-critical aftermarket replacement parts	First lien senior secured loan	10.46% (2.75% PIK)	SOFR (Q)	5.25%	08/2021	08/2028		0.1	0.1	0.1	(2)(11)
		Common stock				08/2021		5,054		5.1	—	(2)
										5.2	0.1
BGIF IV Fearless Utility Services, Inc. (15)	Maintenance and installation service provider for electric transmission and distribution infrastructure	First lien senior secured revolving loan				06/2024	06/2030		—	—	—	(2)(13)
		First lien senior secured loan	10.12%	SOFR (M)	5.00%	06/2024	06/2031		35.3	35.3	35.0	(2)(11)
										35.3	35.0
BlueHalo Financing Holdings, LLC, BlueHalo Global Holdings, LLC, and BlueHalo, LLC (15)	Provides products and services to the Department of Defense and Intelligence Community	First lien senior secured revolving loan	9.80%	SOFR (M)	4.75%	05/2022	10/2025		1.8	1.8	1.8	(2)(11)(14)
		First lien senior secured revolving loan	10.85%	SOFR (M)	6.00%	05/2022	10/2025		0.6	0.6	0.6	(2)(11)(14)
		First lien senior secured loan	9.81%	SOFR (Q)	4.75%	05/2022	10/2025		0.2	0.2	0.2	(2)(11)
		First lien senior secured loan	10.60%	SOFR (Q)	6.00%	05/2022	10/2025		0.9	0.9	0.9	(2)(11)
										3.5	3.5
Burgess Point Purchaser Corporation	Remanufacturer of mission-critical and non-discretionary aftermarket vehicle, industrial, energy storage, and solar replacement parts	First lien senior secured loan	10.20%	SOFR (M)	5.25%	07/2022	07/2029		21.9	20.7	20.6	(2)(11)(18)
CPIG Holdco Inc.	Distributor of engineered fluid power and complex machined solutions	First lien senior secured loan	12.43%	SOFR (Q)	7.00%	04/2023	04/2028		14.6	14.6	14.6	(2)(11)
Cube Industrials Buyer, Inc. and Cube A&D Buyer Inc. (15)	Manufacturer of pumps, valves, and fluid control components for industrial markets	First lien senior secured revolving loan				10/2023	10/2029		—	—	—	(2)(13)
		First lien senior secured loan	11.25%	SOFR (Q)	6.00%	10/2023	10/2030		28.6	28.6	28.6	(2)(11)
										28.6	28.6
DFS Holding Company, Inc. (15)	Distributor of maintenance, repair, and operations parts, supplies, and equipment to the foodservice industry	First lien senior secured loan	10.50%	SOFR (S)	6.25%	01/2023	01/2029		2.1	2.0	2.1	(2)(11)
See accompanying notes to consolidated financial statements

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Dynamic NC Aerospace Holdings, LLC and Dynamic NC Investment Holdings, LP (15)	Provider of aerospace technology and equipment	First lien senior secured revolving loan	11.59%	SOFR (Q)	6.50%	12/2020	12/2027		5.0	5.0	5.0	(2)(11)
		First lien senior secured loan	11.71%	SOFR (Q)	6.50%	12/2020	12/2027		25.7	25.7	25.7	(2)(11)
		Common units				12/2020		9,773,000		9.8	10.2
										40.5	40.9
ESCP PPG Holdings, LLC (4)	Distributor of new equipment and aftermarket parts to the heavy-duty truck industry	Class A-1 units				08/2022		96,897		2.3	1.6	(2)
		Class A-2 units				12/2016		3,500		3.5	2.4	(2)
										5.8	4.0
Generator Buyer, Inc. (15)	Provider of generator-based power solutions	First lien senior secured loan	9.22%	CORRA (Q)	5.25%	07/2024	07/2030		5.2	5.1	5.1	(2)(6)(11)
GSV Purchaser, Inc. (15)	Provider of maintenance, repair, and sales services for commercial emergency power backup generators	First lien senior secured loan	10.00%	SOFR (Q)	4.75%	08/2024	08/2031		38.6	38.6	38.6	(2)(11)
Harvey Tool Company, LLC (15)	Manufacturer of cutting tools used in the metalworking industry	First lien senior secured loan	10.37%	SOFR (M)	5.50%	10/2021	10/2027		3.6	3.6	3.6	(2)(11)
		First lien senior secured loan	10.35%	SOFR (M)	5.50%	04/2024	10/2027		79.1	79.1	79.1	(2)(11)
										82.7	82.7
Helix Acquisition Holdings, Inc.	Manufacturer of springs, fasteners and custom components	First lien senior secured loan	11.95%	SOFR (M)	7.00%	03/2023	03/2030		11.9	11.9	11.9	(2)(11)
HPCC Parent, Inc. and Patriot Container Corp. (15)	Manufacturer of waste handling and recycling equipment	First lien senior secured loan	13.00% (7.00% PIK)			09/2024	09/2030		77.2	77.2	75.1	(2)
		Common stock				09/2024		459,208		4.4	4.4	(2)
										81.6	79.5
Imaging Business Machines, L.L.C. and Scanner Holdings Corporation (5)	Provider of high-speed intelligent document scanning hardware and software	Senior subordinated loan	14.00% (7.00% PIK)			01/2017	12/2028		18.1	17.9	18.1	(2)
		Class A common stock				01/2017		48,544		13.5	49.8
										31.4	67.9
Kene Acquisition, Inc. and Kene Holdings, L.P. (15)	National utility services firm providing engineering and consulting services to natural gas, electric power and other energy and industrial end markets	First lien senior secured loan	10.10%	SOFR (Q)	5.25%	02/2024	02/2031		16.2	16.2	16.2	(2)(11)
		Class A units				08/2019		4,549,000		0.5	8.6	(2)
										16.7	24.8
LTG Acquisition, Inc.	Designer and manufacturer of display, lighting and passenger communication systems for mass transportation markets	Class A membership units				01/2017		5,000		5.1	—
Maverick Acquisition, Inc.	Manufacturer of precision machined components for defense and high-tech industrial platforms	First lien senior secured loan	10.85%	SOFR (Q)	6.25%	06/2021	06/2027		27.1	27.1	21.1	(2)(11)
See accompanying notes to consolidated financial statements

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
NCWS Intermediate, Inc. and NCWS Holdings LP	Manufacturer and supplier of car wash equipment, parts and supplies to the conveyorized car wash market	Class A-2 common units				12/2020		12,296,000		12.9	20.9	(2)
Osmose Utilities Services, Inc. and Pine Intermediate Holding LLC	Provider of structural integrity management services to transmission and distribution infrastructure	Second lien senior secured loan	12.11%	SOFR (M)	6.75%	06/2021	06/2029		55.3	55.3	54.7	(2)(11)
Precinmac (US) Holdings Inc., Trimaster Manufacturing Inc. and Blade Group Holdings, LP.	Manufacturer of high-tolerance precision machined components and assemblies for the aerospace and defense industry	First lien senior secured loan	10.95%	SOFR (M)	6.00%	08/2021	08/2027		11.4	11.4	11.4	(2)(6)(11)
		First lien senior secured loan	10.95%	SOFR (M)	6.00%	04/2022	08/2027		3.9	3.9	3.9	(2)(6)(11)
		Class A units				08/2021		88,420		13.4	43.0	(2)
										28.7	58.3
Prime Buyer, L.L.C. (15)	Provider of track systems, cabs, hulls, doors, and various armored components for defense/military vehicle applications	First lien senior secured revolving loan	10.33%	SOFR (M)	5.25%	05/2022	12/2026		4.3	3.9	4.3	(2)(11)
Qnnect, LLC and Connector TopCo, LP (15)	Manufacturer of highly engineered hermetic packaging products	First lien senior secured loan	11.83%	SOFR (Q)	6.75%	11/2022	11/2029		10.6	10.6	10.6	(2)(11)
		Limited partnership interests				11/2022		992,500		9.9	12.9	(2)
										20.5	23.5
Radius Aerospace, Inc. and Radius Aerospace Europe Limited (15)	Metal fabricator in the aerospace industry	First lien senior secured revolving loan	11.07%	SOFR (Q)	6.00%	03/2019	03/2027		1.3	1.3	1.3	(2)(6)(11)
		First lien senior secured revolving loan	10.95%	SONIA (M)	6.00%	11/2019	03/2027		2.1	2.0	2.1	(2)(6)(11)
		First lien senior secured loan	10.75%	SOFR (Q)	6.00%	06/2024	03/2027		10.6	10.6	10.6	(2)(6)(11)
										13.9	14.0
Radwell Parent, LLC (15)	Distributor of maintenance, repair, and operations parts	First lien senior secured revolving loan	10.10%	SOFR (Q)	5.50%	12/2022	04/2029		0.9	0.8	0.9	(2)(11)
		First lien senior secured loan	10.10%	SOFR (Q)	5.50%	12/2022	04/2029		0.1	0.1	0.1	(2)(11)
										0.9	1.0
Sunk Rock Foundry Partners LP, Hatteras Electrical Manufacturing Holding Company and Sigma Electric Manufacturing Corporation (15)	Manufacturer of metal castings, precision machined components and sub-assemblies in the electrical products, power transmission and distribution and general industrial markets	First lien senior secured revolving loan	10.70%	SOFR (M)	5.75%	10/2017	10/2025		1.3	1.3	1.3	(2)(11)(14)
		First lien senior secured loan	10.70%	SOFR (M)	5.75%	04/2024	10/2025		3.8	3.8	3.8	(2)(11)
										5.1	5.1
Sunvair Aerospace Group, Inc. and GB Helios Holdings, L.P. (15)	Provider of aircraft component maintenance, repair, and overhaul services	First lien senior secured loan	9.74%	SOFR (Q)	5.00%	05/2024	05/2031		36.0	36.0	35.4	(2)(11)
		Series A common units				05/2024		1,042		1.0	1.2	(2)
										37.0	36.6
See accompanying notes to consolidated financial statements

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Two Six Labs, LLC (15)	Provider of information operations, cyber, and data analytics products and services for government and defense contracts	First lien senior secured loan	10.60%	SOFR (Q)	6.00%	10/2023	08/2027		8.6	8.6	8.6	(2)(11)

										664.5	729.9		5.72%
Consumer Durables and Apparel
Bowhunter Holdings, LLC	Provider of branded archery and bowhunting accessories	Common units				04/2014		421		4.2	—
Centric Brands LLC, Centric Brands TopCo, LLC, and Centric Brands L.P. (4)	Designer, marketer and distributor of licensed and owned apparel	First lien senior secured loan	10.73%	SOFR (Q)	5.50%	02/2024	08/2029		28.4	26.6	28.4	(2)(11)
		Senior subordinated loan	13.23% PIK	SOFR (Q)	8.00%	02/2024	02/2031		25.8	24.2	25.7	(2)(11)
		Senior subordinated loan	11.73%	SOFR (Q)	6.50%	02/2024	02/2031		29.3	27.4	29.3	(2)(11)
		Class A LP interests				02/2024		6.27%		2.9	18.9	(2)
										81.1	102.3
DRS Holdings III, Inc. and DRS Holdings I, Inc. (15)	Footwear and orthopedic foot-care brand	First lien senior secured loan	11.20%	SOFR (M)	6.25%	11/2019	11/2025		26.3	26.3	25.8	(2)(11)
		First lien senior secured loan	11.20%	SOFR (M)	6.25%	06/2021	11/2025		24.3	24.3	23.8	(2)(11)
		Common stock				11/2019		8,549		8.5	5.6	(2)
										59.1	55.2
Implus Footcare, LLC	Provider of footwear and other accessories	First lien senior secured loan	12.50%	SOFR (Q)	7.75%	06/2016	07/2025		1.3	1.2	1.1	(2)(11)
		First lien senior secured loan	12.51%	SOFR (Q)	7.75%	06/2017	07/2025		117.1	115.2	103.1	(2)(11)
		First lien senior secured loan	12.50%	SOFR (Q)	7.75%	07/2018	07/2025		5.0	4.9	4.4	(2)(11)
										121.3	108.6
Johnnie-O Inc. and Johnnie-O Holdings Inc.	Apparel retailer	First lien senior secured loan	11.73%	SOFR (Q)	6.25%	03/2022	03/2027		18.2	17.7	18.2	(2)(11)
		Series A convertible preferred stock				03/2022		144,210		4.2	4.8	(2)
		Warrant to purchase shares of common stock				03/2022	03/2032	93,577		1.5	3.1	(2)
										23.4	26.1
Lew's Intermediate Holdings, LLC (15)	Outdoor brand holding company	First lien senior secured revolving loan	9.42%	SOFR (M)	4.50%	02/2021	02/2026		0.4	0.4	0.3	(2)(14)
		First lien senior secured loan	10.06%	SOFR (Q)	5.00%	02/2021	02/2028		1.0	1.0	0.8	(2)(11)
										1.4	1.1
Pelican Products, Inc. (15)	Flashlights manufacturer	First lien senior secured revolving loan	8.80%	SOFR (Q)	4.00%	12/2021	12/2026		1.6	1.6	1.5	(2)(11)
		Second lien senior secured loan	12.62%	SOFR (Q)	7.75%	12/2021	12/2029		60.0	60.0	55.2	(2)(11)
										61.6	56.7
Rawlings Sporting Goods Company, Inc. and SEP Diamond Fund, L.P. (16)	Sports equipment manufacturing company	First lien senior secured loan	10.25%	SOFR (Q)	5.50%	12/2020	12/2026		48.8	48.8	48.8	(2)(11)
See accompanying notes to consolidated financial statements

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured loan	10.25%	SOFR (Q)	5.50%	11/2021	12/2026		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	10.25%	SOFR (Q)	5.50%	02/2024	12/2026		5.7	5.7	5.7	(2)(11)
		Limited partnership interest				06/2024		10,918,656		10.9	10.9	(2)
										65.5	65.5
Reef Lifestyle, LLC (15)	Apparel retailer	First lien senior secured revolving loan	15.14% (4.25% PIK)	SOFR (Q)	10.00%	10/2018	10/2027		25.5	25.5	24.7	(2)(11)(14)
		First lien senior secured revolving loan	15.06% (4.25% PIK)	SOFR (Q)	10.00%	07/2020	10/2027		3.6	3.6	3.5	(2)(11)(14)
		First lien senior secured loan	15.06% (4.25% PIK)	SOFR (Q)	10.00%	10/2018	10/2027		21.4	21.4	20.7	(2)(11)
		First lien senior secured loan	15.06% (4.25% PIK)	SOFR (Q)	10.00%	07/2020	10/2027		3.2	3.2	3.1	(2)(11)
										53.7	52.0
S Toys Holdings LLC (fka The Step2 Company, LLC) (5)	Toy manufacturer	Common units				04/2011		1,116,879		—	—
		Class B common units				10/2014		126,278,000		—	—
		Warrant to purchase units				04/2010	12/2050	3,157,895		—	—
										—	—
Shoes For Crews Global, LLC and Shoes For Crews Holdings, LLC (4)(15)	Manufacturer and distributor of slip resistant footwear	First lien senior secured loan	11.82%	SOFR (M)	6.50%	04/2024	07/2029		1.3	1.3	1.3	(2)(11)
		First lien senior secured loan	11.82%	SOFR (M)	6.50%	06/2024	07/2029		6.6	6.6	6.6	(2)(11)
		First lien senior secured loan	12.32% (5.00% PIK)	SOFR (M)	7.00%	06/2024	07/2029		3.6	3.6	3.6	(2)(11)
		Class A common units				06/2024		8,474		10.5	10.0	(2)
										22.0	21.5
St Athena Global LLC and St Athena Global Holdings Limited (15)	Designer and manufacturer of branded premium-quality tableware	First lien senior secured loan	10.43%	SOFR (Q)	5.25%	06/2024	06/2030		29.7	29.7	29.3	(2)(6)(11)
		First lien senior secured loan	10.20%	SONIA (M)	5.25%	06/2024	06/2030		18.2	17.2	18.0	(2)(6)(11)
										46.9	47.3
SVP-Singer Holdings Inc. and SVP-Singer Holdings LP	Manufacturer of consumer sewing machines	Class A common units				07/2021		6,264,706		26.1	—	(2)
Team Acquisition Corporation (15)	Provider of team uniforms and athletic wear	First lien senior secured loan	11.46%	SOFR (M)	6.50%	01/2024	11/2029		34.7	34.0	34.0	(2)(11)

										600.3	570.3		4.47%
Consumer Staples Distribution and Retail
Balrog Acquisition, Inc., Balrog Topco, Inc. and Balrog Parent, L.P.	Manufacturer and distributor of specialty bakery ingredients	First lien senior secured loan	9.46%	SOFR (M)	4.50%	07/2023	09/2028		16.3	16.3	16.3	(2)(11)
		Second lien senior secured loan	11.96%	SOFR (M)	7.00%	09/2021	09/2029		29.5	29.5	29.5	(2)(11)
		Class A preferred units	8.00% PIK			09/2021	08/2051	5,484		7.0	11.5	(2)
		Series A preferred shares	11.00% PIK			09/2021	08/2051	21,921		30.7	30.8	(2)
										83.5	88.1
See accompanying notes to consolidated financial statements

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
BGI Purchaser, Inc. (15)	Developer and manufacturer of customized natural and clean flavorings for the food & beverage end market	First lien senior secured revolving loan	9.06%	SOFR (Q)	4.00%	05/2024	05/2030		10.5	10.5	10.3	(2)(11)
		First lien senior secured loan	10.06%	SOFR (Q)	5.00%	05/2024	05/2031		41.4	41.4	40.7	(2)(11)
										51.9	51.0
BR PJK Produce, LLC (15)	Specialty produce distributor	First lien senior secured loan	11.73%	SOFR (Q)	6.25%	12/2023	11/2027		1.9	1.8	1.9	(2)(11)
		First lien senior secured loan	11.31%	SOFR (Q)	6.25%	09/2024	11/2027		0.7	0.7	0.7	(2)(11)
										2.5	2.6
City Line Distributors LLC and City Line Investments LLC (15)	Specialty food distributor	First lien senior secured loan	11.04%	SOFR (M)	6.00%	08/2023	08/2028		4.4	4.4	4.4	(2)(11)
		Class A units	8.00% PIK			08/2023		4,172,852		4.5	4.5	(2)
										8.9	8.9
DecoPac, Inc. and KCAKE Holdings Inc. (15)	Supplier of cake decorating solutions and products to in-store bakeries	First lien senior secured revolving loan	10.35%	SOFR (M)	5.50%	05/2021	05/2030		4.6	4.6	4.6	(2)(11)
		First lien senior secured loan	10.10%	SOFR (Q)	5.50%	09/2024	05/2030		171.8	171.8	171.8	(2)(11)
		Common stock				05/2021		9,599		7.4	11.5	(2)
										183.8	187.9
FS Squared Holding Corp. and FS Squared, LLC (15)	Provider of on-site vending and micro market solutions	First lien senior secured revolving loan				03/2019	03/2026		—	—	—	(2)(13)
		First lien senior secured loan	10.20%	SOFR (M)	5.25%	03/2019	03/2026		0.1	0.1	0.1	(2)(11)
		Class A units				03/2019		113,219		11.1	35.6	(2)
										11.2	35.7
JWC/KI Holdings, LLC	Foodservice sales and marketing agency	Membership units				11/2015		5,000		5.0	12.7	(2)
LJ Perimeter Buyer, Inc. and LJ Perimeter Co-Invest, L.P. (15)(16)	Distributor of specialty foods	First lien senior secured loan	11.83%	SOFR (Q)	6.50%	10/2022	10/2028		39.6	39.6	38.5	(2)(11)
		Limited partnership interests				10/2022		9,683,991		9.7	5.5	(2)
										49.3	44.0
Mr. Greens Intermediate, LLC, Florida Veg Investments LLC, MRG Texas, LLC and Restaurant Produce and Services Blocker, LLC (15)	Produce distribution platform	First lien senior secured revolving loan				05/2023	05/2029		—	—	—	(2)(13)
		First lien senior secured loan	11.46%	SOFR (M)	6.25%	05/2023	05/2029		9.7	9.7	9.7	(2)(11)
		Class B limited liability company interest				05/2023		3.64%		9.6	7.9	(2)
										19.3	17.6
Royal Borrower, LLC and Royal Parent, LP (15)	Distributor of fresh produce and dairy products	First lien senior secured revolving loan				07/2024	07/2030		—	—	—	(2)(13)
		First lien senior secured loan	10.45%	SOFR (M)	5.25%	07/2024	07/2030		20.9	20.9	20.6	(2)(11)
		Class A preferred units	10.00% PIK			07/2024		2,255,000		2.3	2.3
										23.2	22.9
See accompanying notes to consolidated financial statements

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
SFE Intermediate Holdco LLC	Provider of outsourced foodservice to K-12 school districts	First lien senior secured loan	10.75%	SOFR (Q)	6.00%	07/2017	07/2026		6.1	6.1	6.1	(2)(11)
		First lien senior secured loan	10.75%	SOFR (Q)	6.00%	09/2018	07/2026		9.8	9.8	9.8	(2)(11)
		First lien senior secured loan	10.75%	SOFR (Q)	6.00%	03/2022	07/2026		0.4	0.4	0.4	(2)(11)
										16.3	16.3
Worldwide Produce Acquisition, LLC and REP WWP Coinvest IV, L.P. (15)(16)	Fresh and specialty food distributor	First lien senior secured revolving loan				02/2023	01/2029		—	—	—	(2)(13)
		First lien senior secured loan	10.50%	SOFR (S)	6.25%	02/2023	01/2029		8.2	8.2	8.1	(2)(11)
		Common units				01/2023		1,673,000		1.7	1.0
										9.9	9.1
ZB Holdco LLC and ZB TopCo LLC (15)	Distributor of Mediterranean food and beverages	First lien senior secured revolving loan	10.30%	SOFR (Q)	5.50%	02/2022	02/2028		4.6	4.6	4.6	(2)(11)(14)
		First lien senior secured loan	10.25%	SOFR (Q)	5.50%	02/2022	02/2028		0.2	0.2	0.2	(2)(11)
		First lien senior secured loan	10.30%	SOFR (Q)	5.50%	08/2023	02/2028		8.6	8.6	8.6	(2)(11)
		First lien senior secured loan	10.29%	SOFR (Q)	5.50%	03/2024	02/2028		1.7	1.7	1.7	(2)(11)
		Series A units				06/2023		4,699		4.0	6.6	(2)
										19.1	21.7

										483.9	518.5		4.06%
Energy
Cheyenne Petroleum Company Limited Partnership, CPC 2001 LLC and Mill Shoals LLC	Private oil exploration and production company	First lien senior secured loan	13.70%	SOFR (Q)	9.00%	11/2022	11/2026		46.9	46.9	47.8	(2)(11)
GNZ Energy Bidco Limited and Galileo Co-investment Trust I (15)	Independent fuel provider in New Zealand	First lien senior secured loan	11.51%	BKBM (Q)	6.00%	05/2022	07/2027		30.9	30.5	30.9	(2)(6)(11)
		Common units				07/2022		11,191,869		5.9	12.1	(2)(6)
										36.4	43.0
Halcon Holdings, LLC	Operator of development, exploration, and production oil company	First lien senior secured loan	12.25%	SOFR (Q)	7.50%	11/2021	11/2025		8.4	8.4	8.4	(2)
HighPeak Energy, Inc.	Oil and gas exploration and production company	First lien senior secured loan	12.25%	SOFR (Q)	7.50%	09/2023	09/2026		85.0	83.5	85.0	(2)(6)(11)
Murchison Oil and Gas, LLC and Murchison Holdings, LLC	Exploration and production company	First lien senior secured loan	13.13%	SOFR (Q)	8.25%	06/2022	06/2026		57.3	57.3	57.3	(2)(11)
		Preferred units	8.00%			06/2022		41,000		41.0	55.3
										98.3	112.6
Offen, Inc.	Distributor of fuel, lubricants, diesel exhaust fluid, and premium additives	First lien senior secured loan	9.94%	SOFR (M)	5.00%	05/2022	06/2026		0.1	0.1	0.1	(2)
VPROP Operating, LLC and V SandCo, LLC (5)	Sand-based proppant producer and distributor to the oil and natural gas industry	First lien senior secured loan	14.94%	SOFR (M)	9.50%	03/2017	11/2024		27.3	27.3	27.3	(2)(11)
		First lien senior secured loan	14.94%	SOFR (M)	9.50%	06/2020	11/2024		6.0	6.0	6.0	(2)(11)
		First lien senior secured loan	14.94%	SOFR (M)	9.50%	11/2020	11/2024		5.0	4.9	5.0	(2)(11)
		Class A units				11/2020		347,900		32.8	50.3	(2)
										71.0	88.6
See accompanying notes to consolidated financial statements

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets

										344.6	385.5		3.02%
Pharmaceuticals, Biotechnology and Life Sciences
Abzena Holdings, Inc. and Astro Group Holdings Ltd.	Organization providing discovery, development and manufacturing services to the pharmaceutical and biotechnology industries	A ordinary shares				05/2021		2,476,744		5.7	4.2	(2)(6)
ADMA Biologics Inc.	Biopharmaceutical company	First lien senior secured loan	11.36%	SOFR (Q)	6.50%	12/2023	12/2027		6.5	6.4	6.5	(2)(6)(11)
Alcami Corporation and ACM Note Holdings, LLC (15)	Outsourced drug development services provider	First lien senior secured loan	12.21%	SOFR (Q)	7.00%	12/2022	12/2028		10.0	10.0	10.0	(2)(11)
		Senior subordinated loan	10.00% PIK			12/2022	06/2029		21.0	21.0	21.0	(2)
										31.0	31.0
Athyrium Buffalo LP	Biotechnology company engaging in the development, manufacture, and commercialization of novel neuromodulators	Limited partnership interests				06/2022		7,628,966		7.6	7.6	(2)(6)
		Limited partnership interests				08/2023		3,756,395		3.8	3.8	(2)(6)
										11.4	11.4
Bamboo US BidCo LLC (15)	Biopharmaceutical company	First lien senior secured loan	12.00% (3.38% PIK)	SOFR (Q)	6.75%	09/2023	09/2030		31.8	31.8	31.8	(2)(11)
Cobalt Buyer Sub, Inc., Cobalt Holdings I, LP, and Cobalt Intermediate I, Inc. (15)	Provider of biological products to life science and pharmaceutical companies	First lien senior secured revolving loan	10.35%	SOFR (M)	5.50%	10/2021	10/2027		0.7	0.7	0.7	(2)(11)
		First lien senior secured loan	10.35%	SOFR (M)	5.50%	10/2021	10/2028		31.2	31.2	31.2	(2)(11)
		First lien senior secured loan	10.35%	SOFR (M)	5.50%	06/2023	10/2028		11.5	11.5	11.5	(2)(11)
		First lien senior secured loan	10.35%	SOFR (M)	5.50%	08/2024	10/2028		7.0	7.0	7.0	(2)(11)
		Preferred units	8.00% PIK			10/2021	10/2051	3,020		3.8	3.9	(2)
		Series A preferred shares	13.75% PIK			10/2021		60,236		90.9	93.1	(2)
		Class A common units				10/2021		30,500		—	—	(2)
										145.1	147.4
NMC Skincare Intermediate Holdings II, LLC (15)	Developer, manufacturer and marketer of skincare products	First lien senior secured revolving loan	11.24% (1.00% PIK)	SOFR (M)	6.00%	10/2018	11/2026		5.3	5.3	4.8	(2)(11)
		First lien senior secured revolving loan	10.95% (1.00% PIK)	SOFR (M)	6.00%	05/2022	11/2026		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	11.26% (1.00% PIK)	SOFR (M)	6.00%	10/2018	11/2026		30.5	30.5	28.1	(2)(11)
		First lien senior secured loan	11.26% (1.00% PIK)	SOFR (M)	6.00%	05/2022	11/2026		4.5	4.5	4.1	(2)(11)
										40.4	37.1
See accompanying notes to consolidated financial statements

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
North American Science Associates, LLC, Cardinal Purchaser LLC and Cardinal Topco Holdings, L.P. (15)	Contract research organization providing research and development and testing of medical devices	First lien senior secured revolving loan	9.58%	SOFR (Q)	4.50%	09/2021	03/2027		2.5	2.5	2.4	(2)(11)
		First lien senior secured loan	10.84%	SOFR (Q)	5.75%	09/2020	09/2027		46.7	46.7	45.8	(2)(11)
		First lien senior secured loan	10.84%	SOFR (Q)	5.75%	12/2020	09/2027		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	10.84%	SOFR (Q)	5.75%	02/2021	09/2027		2.5	2.5	2.4	(2)(11)
		First lien senior secured loan	10.84%	SOFR (Q)	5.75%	09/2021	09/2027		9.3	9.3	9.1	(2)(11)
		Senior subordinated loan	11.00% PIK			03/2023	03/2025		1.6	1.6	1.6	(2)
		Class A preferred units	8.00% PIK			09/2020		13,528		18.6	28.6	(2)
										81.3	90.0
Verista, Inc. (15)	Provides systems consulting for compliance, automation, validation, and packaging solutions to the healthcare sector	First lien senior secured revolving loan	11.20%	SOFR (Q)	6.00%	05/2022	02/2027		0.7	0.5	0.6	(2)(11)
		First lien senior secured loan	11.58% (0.50% PIK)	SOFR (Q)	6.50%	05/2022	02/2027		0.8	0.8	0.8	(2)(11)
										1.3	1.4
Vertice Pharma UK Parent Limited	Manufacturer and distributor of generic pharmaceutical products	Preferred shares				12/2015		40,662		—	—	(6)
WCI-BXC Purchaser, LLC and WCI-BXC Investment Holdings, L.P. (15)	Manufacturer of monoclonal antibodies	First lien senior secured loan	11.48%	SOFR (Q)	6.25%	11/2023	11/2030		5.0	5.0	5.0	(2)(11)
		Limited partnership interest				11/2023		1,529,000		1.5	1.5	(2)
										6.5	6.5

										360.9	367.3		2.88%
Materials
ASP-r-pac Acquisition CO LLC and ASP-r-pac Holdings LP (15)	Manufacturer and supplier of printed packaging and trimmings	First lien senior secured revolving loan	11.16%	SOFR (M)	6.00%	12/2021	12/2027		3.6	3.6	3.6	(2)(11)
		First lien senior secured loan	11.52%	SOFR (Q)	6.00%	12/2021	12/2027		0.1	0.1	0.1	(2)(11)
		Class A units				12/2021		195,990		19.6	11.3	(2)
										23.3	15.0
Halex Holdings, Inc. (5)	Manufacturer of flooring installation products	Common stock				01/2017		51,853		—	—
H-Food Holdings, LLC and Matterhorn Parent, LLC	Food contract manufacturer	First lien senior secured loan				12/2021	05/2025		0.1	0.1	0.1	(2)(10)(18)
		First lien senior secured loan				06/2022	05/2025		25.9	24.9	19.3	(2)(10)(18)
		First lien senior secured loan				07/2022	05/2025		3.3	3.2	2.4	(2)(10)(18)
		Second lien senior secured loan				11/2018	03/2026		73.0	66.1	16.0	(2)(10)
		Common units				11/2018		5,827		5.8	—
										100.1	37.8
See accompanying notes to consolidated financial statements

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Meyer Laboratory, LLC and Meyer Parent, LLC (15)	Provider of industrial and institutional cleaning chemicals and application systems	First lien senior secured loan	10.10%	SOFR (M)	5.25%	02/2024	02/2030		27.1	27.1	27.1	(2)(11)
		Common units				02/2024		440,000		0.4	0.5
										27.5	27.6
Nelipak Holding Company, Nelipak European Holdings Cooperatief U.A., KNPAK Holdings, LP and PAKNK Netherlands Treasury B.V. (15)	Manufacturer of thermoformed packaging for medical devices	First lien senior secured revolving loan	10.35%	SOFR (M)	5.50%	03/2024	03/2031		1.0	1.0	1.0	(2)(6)(11)
		First lien senior secured loan	10.10%	SOFR (Q)	5.50%	03/2024	03/2031		16.6	16.6	16.2	(2)(6)(11)
		First lien senior secured loan	9.22%	Euribor (Q)	5.50%	03/2024	03/2031		34.6	33.6	33.9	(2)(6)(11)
		Class A units				07/2019		6,762,668		6.8	7.4	(2)(6)
										58.0	58.5
Novipax Buyer, L.L.C. and Novipax Parent Holding Company, L.L.C.	Developer and manufacturer of absorbent pads for food products	First lien senior secured loan	13.20% (1.00% PIK)	SOFR (M)	8.25%	12/2020	12/2026		22.3	22.3	20.5	(2)(11)
		First lien senior secured loan	13.20% (1.00% PIK)	SOFR (M)	8.25%	12/2022	12/2026		0.3	0.3	0.2	(2)(11)
		Class A preferred units				12/2020		4,772		4.6	2.4	(2)
		Class C units				12/2020		4,772		—	—	(2)
										27.2	23.1
Plaskolite PPC Intermediate II LLC and Plaskolite PPC Blocker LLC	Manufacturer of specialized acrylic and polycarbonate sheets	First lien senior secured loan	8.96%	SOFR (M)	4.00%	12/2018	12/2025		22.2	21.7	21.8	(2)(11)(18)
		Second lien senior secured loan	12.46%	SOFR (M)	7.25%	12/2018	12/2026		55.0	55.0	53.9	(2)(11)
		Preferred units	15.00% PIK			10/2023		841		0.1	—	(2)
		Co-Invest units				12/2018		5,969		0.6	0.3	(2)
										77.4	76.0
Precision Concepts International LLC and Precision Concepts Canada Corporation (15)	Manufacturer of diversified packaging solutions and plastic injection molded products	First lien senior secured revolving loan	10.96%	SOFR (Q)	6.25%	01/2019	01/2026		3.6	3.6	3.6	(2)(6)(11)
		First lien senior secured loan	10.95%	SOFR (Q)	6.25%	01/2019	01/2026		11.5	11.5	11.5	(2)(6)(11)
		First lien senior secured loan	10.95%	SOFR (Q)	6.25%	06/2021	01/2026		0.1	0.1	0.1	(2)(6)(11)
		First lien senior secured loan	10.95%	SOFR (Q)	6.25%	05/2022	01/2026		0.1	0.1	0.1	(2)(6)(11)
										15.3	15.3
Reagent Chemical & Research, LLC (15)	Supplier of liquid hydrochloric acid	First lien senior secured loan	10.10%	SOFR (M)	5.25%	04/2024	04/2031		50.8	50.8	49.8	(2)(11)
SCI PH Parent, Inc.	Industrial container manufacturer, reconditioner and servicer	Series B shares				08/2018		11		1.1	1.9	(2)
Vobev, LLC and Vobev Holdings, LLC (15)	Producer and filler of aluminum beverage cans	First lien senior secured loan				04/2023	04/2028		63.3	62.6	33.5	(2)(10)
		First lien senior secured loan				01/2024	04/2028		5.6	5.6	3.0	(2)(10)
		First lien senior secured loan				05/2024	04/2028		8.3	8.0	4.4	(2)(10)
		First lien senior secured loan				09/2024	04/2028		2.0	2.0	1.1	(2)(10)
		Warrant to purchase shares of ordinary shares				04/2023	11/2033	4,378		—	—	(2)
See accompanying notes to consolidated financial statements

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		Warrant to purchase units of class B units				11/2023	04/2028	59,450		—	—	(2)
										78.2	42.0

										458.9	347.0		2.72%
Food and Beverage
American Seafoods Group LLC and American Seafoods Partners LLC	Harvester and processor of seafood	Class A units				08/2015		77,922		0.1	—	(2)
		Warrant to purchase units of Class A units				08/2015	08/2035	7,422,078		7.4	4.0	(2)
										7.5	4.0
Berner Food & Beverage, LLC (15)	Supplier of dairy-based food and beverage products	First lien senior secured revolving loan	10.62%	SOFR (M)	5.50%	07/2021	07/2026		1.2	1.2	1.2	(2)(11)
Bragg Live Food Products, LLC and SPC Investment Co., L.P. (4)(15)	Health food company	First lien senior secured loan	10.70%	SOFR (Q)	6.00%	12/2020	12/2025		23.5	23.5	23.5	(2)(11)
		Common units				03/2019		14,850		11.5	31.3	(2)
										35.0	54.8
CHG PPC Parent LLC & PPC CHG Blocker LLC	Diversified food products manufacturer	Common units				12/2021		59		3.0	4.2	(2)
Demakes Borrower, LLC (15)	Value-added protein manufacturer	First lien senior secured loan	11.55%	SOFR (Q)	6.25%	12/2023	12/2029		6.2	6.2	6.2	(2)(11)
Florida Food Products, LLC	Provider of plant extracts and juices	First lien senior secured loan	9.96%	SOFR (M)	5.00%	10/2021	10/2028		0.4	0.4	0.4	(2)(11)
		First lien senior secured loan	9.85%	SOFR (M)	5.00%	06/2022	10/2028		0.4	0.4	0.4	(2)(11)
		Second lien senior secured loan	12.96%	SOFR (M)	8.00%	10/2021	10/2029		71.8	71.8	62.5	(2)(11)
										72.6	63.3
Gotham Greens Holdings, PBC	Producer of vegetables and culinary herbs for restaurants and retailers	First lien senior secured loan	14.24% (2.00% PIK)	SOFR (S)	9.25%	06/2022	12/2026		37.0	37.0	37.0	(11)
		Series E-1 preferred stock	6.00% PIK			06/2022		188,605		14.2	16.1	(2)
		Warrant to purchase shares of Series E-1 preferred stock				06/2022	06/2032	78,216		—	—	(2)
										51.2	53.1
KNPC HoldCo, LLC	Producer of trail mix and mixed nut snack products	First lien senior secured loan	10.74%	SOFR (Q)	5.50%	04/2022	10/2029		5.5	5.5	5.5	(2)(11)
		First lien senior secured loan	11.99%	SOFR (Q)	6.75%	12/2022	10/2029		1.3	1.3	1.3	(2)(11)
		First lien senior secured loan	11.24%	SOFR (Q)	6.00%	11/2023	10/2029		2.7	2.7	2.7	(2)(11)
										9.5	9.5
Manna Pro Products, LLC (15)	Manufacturer and supplier of specialty nutrition and care products for animals	First lien senior secured revolving loan	10.95%	SOFR (M)	6.00%	12/2020	12/2026		5.1	5.1	4.3	(2)(11)
		First lien senior secured revolving loan	13.00%	Base Rate (Q)	5.00%	12/2020	12/2026		1.7	1.7	1.4	(2)(11)
										6.8	5.7
Max US Bidco Inc.	Manufacturer of premium dry dog food	First lien senior secured loan	9.85%	SOFR (M)	5.00%	10/2023	10/2030		1.0	0.9	0.9	(2)(18)
RB Holdings InterCo, LLC (15)	Manufacturer of pet food and treats	First lien senior secured revolving loan	10.39%	SOFR (Q)	5.00%	05/2022	05/2028		1.4	1.4	1.4	(2)(11)
See accompanying notes to consolidated financial statements

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured loan	10.21%	SOFR (Q)	5.00%	05/2022	05/2028		11.3	11.3	10.9	(2)(11)
										12.7	12.3
Sugar PPC Buyer LLC (15)	Manufacturer and distributor of food products	First lien senior secured loan	10.37%	SOFR (M)	5.25%	10/2023	10/2030		15.8	15.8	15.8	(2)(11)
Teasdale Foods, Inc. and Familia Group Holdings Inc.	Provider of beans, sauces and hominy to the retail, foodservice and wholesale channels	First lien senior secured loan	12.65% (1.00% PIK)	SOFR (Q)	7.25%	12/2020	12/2025		75.9	75.9	72.9	(2)(11)
		Warrant to purchase shares of common stock				02/2019	02/2034	57,827		—	—	(2)
										75.9	72.9
Triton Water Holdings, Inc.	Producer and provider of bottled water brands	First lien senior secured loan	8.12%	SOFR (Q)	3.25%	03/2021	03/2028		1.0	1.0	1.0	(2)(11)(18)
		Senior subordinated loan	6.25%			03/2021	04/2029		0.1	0.1	0.1	(2)(18)
										1.1	1.1
Watermill Express, LLC and Watermill Express Holdings, LLC (15)	Owner and operator of self-service water and ice stations	First lien senior secured revolving loan	10.96%	SOFR (Q)	5.75%	04/2021	07/2029		0.2	0.2	0.2	(2)(11)(14)
		First lien senior secured loan	10.50%	SOFR (Q)	5.75%	04/2021	07/2029		20.7	20.7	20.7	(2)(11)
		First lien senior secured loan	10.53%	SOFR (Q)	5.75%	01/2024	07/2029		5.6	5.6	5.6	(2)(11)
		First lien senior secured loan	9.75%	SOFR (Q)	5.00%	08/2024	07/2029		0.9	0.9	0.9	(2)(11)
		Class A units	8.00% PIK			04/2021		282,200		3.0	5.4
										30.4	32.8

										329.8	337.8		2.65%
Automobiles and Components
Automotive Keys Group, LLC and Automotive Keys Investor, LLC	Provider of replacement wireless keys for automotive market	First lien senior secured loan	11.25%	SOFR (Q)	6.50%	12/2021	11/2025		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	11.25%	SOFR (Q)	6.50%	12/2022	11/2025		4.8	4.8	4.6	(2)(11)
		Preferred units				11/2020		4,113,113		5.1	1.1	(2)
		Preferred units				11/2020		1,095,046		1.1	0.3	(2)
		Class A common units				11/2020		5,208,159		—	—	(2)
										11.1	6.1
Collision SP Subco, LLC (15)	Provider of auto body collision repair services	First lien senior secured revolving loan	10.75%	SOFR (Q)	5.50%	01/2024	01/2030		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	10.69%	SOFR (Q)	5.50%	01/2024	01/2030		6.3	6.3	6.3	(2)(11)
										6.4	6.4
Continental Acquisition Holdings, Inc.	Distributor of aftermarket batteries to the electric utility vehicle, automotive, commercial, marine and industrial markets	First lien senior secured loan	7.68%	SOFR (Q)	2.93%	01/2021	01/2027		37.4	37.0	29.2	(2)(11)
		First lien senior secured loan	7.68%	SOFR (Q)	2.93%	12/2021	01/2027		5.6	5.5	4.3	(2)(11)
										42.5	33.5
Eckler Purchaser LLC (5)	Restoration parts and accessories provider for classic automobiles	Class A common units				07/2012		67,972		—	—	(2)
See accompanying notes to consolidated financial statements

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Faraday Buyer, LLC (15)	Manufacturer and supplier for the power utility and automotive markets worldwide	First lien senior secured loan	10.60%	SOFR (Q)	6.00%	10/2022	10/2028		55.0	55.0	55.0	(2)(11)
		First lien senior secured loan	10.60%	SOFR (Q)	6.00%	11/2023	10/2028		7.8	7.8	7.8	(2)(11)
										62.8	62.8
Faraday&Future Inc., FF Inc., Faraday SPE, LLC and Faraday Future Intelligent Electric Inc.	Electric vehicle manufacturer	Warrant to purchase shares of Class A common stock				08/2021	08/2027	27,824,527		2.3	—	(2)
Highline Aftermarket Acquisition, LLC, Highline Aftermarket SC Acquisition, Inc. and Highline PPC Blocker LLC (15)	Manufacturer and distributor of automotive fluids	First lien senior secured revolving loan				11/2020	08/2027		—	—	—	(2)(13)
		Second lien senior secured loan	12.34%	SOFR (Q)	7.25%	11/2020	11/2028		70.4	70.4	70.4	(2)(11)
		Co-invest units				11/2020		59,230		5.9	8.6	(2)
										76.3	79.0
New ChurcHill HoldCo LLC and Victory Topco, LP (15)	Operator of collision repair centers	First lien senior secured loan	10.11%	SOFR (Q)	5.50%	11/2023	11/2029		14.0	14.0	14.0	(2)(11)
		Class A-2 common units				11/2023		20,170		2.0	3.2	(2)
										16.0	17.2
Sun Acquirer Corp. and Sun TopCo, LP (15)	Automotive parts and repair services retailer	First lien senior secured revolving loan				09/2021	09/2027		—	—	—	(2)(13)
		First lien senior secured loan	10.71%	SOFR (M)	5.75%	09/2021	09/2028		20.0	20.0	20.0	(2)(11)
		First lien senior secured loan	10.71%	SOFR (M)	5.75%	11/2021	09/2028		5.2	5.2	5.2	(2)(11)
		First lien senior secured loan	10.71%	SOFR (M)	5.75%	06/2022	09/2028		1.9	1.9	1.9	(2)(11)
		Class A units				09/2021		79,688		8.0	9.8	(2)
										35.1	36.9
Truck-Lite Co., LLC, Ecco Holdings Corp. and Clarience Technologies, LLC (15)	Provider of global transportation safety and productivity applications	First lien senior secured revolving loan	10.85%	SOFR (Q)	5.75%	02/2024	02/2030		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	10.86%	SOFR (Q)	5.75%	02/2024	02/2031		81.1	81.1	81.1	(2)(11)
		Class A common units				02/2024		2,501		6.2	6.2
										87.4	87.4

										339.9	329.3		2.58%
Household and Personal Products
Beacon Wellness Brands, Inc. and CDI Holdings I Corp. (15)	Provider of personal care appliances	First lien senior secured loan	11.20% (0.50% PIK)	SOFR (M)	6.25%	12/2021	12/2027		3.7	3.7	3.5	(2)(11)
		Common stock				12/2021		6,149		6.1	3.1	(2)
										9.8	6.6
Foundation Consumer Brands, LLC	Pharmaceutical holding company of over the counter brands	First lien senior secured loan	11.50%	SOFR (Q)	6.25%	02/2021	02/2027		12.9	12.8	12.9	(2)(11)
		First lien senior secured loan	11.50%	SOFR (Q)	6.25%	06/2023	02/2027		0.2	0.2	0.2	(2)(11)
										13.0	13.1
See accompanying notes to consolidated financial statements

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
LifeStyles Bidco Ltd., Lifestyles US Holdco, Inc. and LifeStyles Parent, L.P.	Provider of intimate wellness products	First lien senior secured loan	11.35%	SOFR (Q)	6.75%	11/2022	11/2028		18.3	18.3	18.3	(2)(6)(11)
		First lien senior secured loan	11.10%	SOFR (Q)	6.50%	12/2023	11/2028		8.9	8.8	8.9	(2)(6)(11)
		Preferred units	8.00% PIK			11/2022		3,178		3.7	3.7	(2)(6)
		Class B common units				11/2022		32,105		—	0.9	(2)(6)
										30.8	31.8
Premier Specialties, Inc. and RMCF V CIV XLIV, L.P. (15)	Manufacturer and supplier of natural fragrance materials and cosmeceuticals	First lien senior secured revolving loan	11.95%	SOFR (M)	7.00%	08/2021	08/2027		1.2	1.2	1.1	(2)(11)
		First lien senior secured loan	11.95% (3.50% PIK)	SOFR (M)	7.00%	08/2021	08/2027		27.8	27.8	25.9	(2)(11)
		Limited partner interests				08/2021		3.61%		5.0	2.6	(2)
										34.0	29.6
RD Holdco Inc. (5)	Manufacturer and marketer of carpet cleaning machines	Senior subordinated loan				01/2017	10/2026		31.4	22.0	13.7	(2)(10)
		Senior subordinated loan				04/2023	10/2026		1.1	0.9	0.5	(2)(10)
		Common stock				01/2017		458,596		14.0	—
										36.9	14.2
Silk Holdings III Corp. and Silk Holdings I Corp. (15)	Producer of personal care products	First lien senior secured revolving loan	9.26%	SOFR (S)	4.00%	05/2023	05/2029		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	10.76%	SOFR (S)	5.50%	05/2023	05/2029		5.4	5.4	5.4	(2)(11)
		First lien senior secured loan	10.76%	SOFR (S)	5.50%	05/2024	05/2029		56.0	56.0	56.0	(2)(11)
		Common stock				05/2023		14,199		14.2	38.5	(2)
										75.7	100.0
Walnut Parent, Inc.	Manufacturer of natural solution pest and animal control products	First lien senior secured loan	10.45%	SOFR (M)	5.50%	11/2020	11/2027		14.3	14.3	13.9	(2)(11)
		First lien senior secured loan	10.45%	SOFR (M)	5.50%	04/2022	11/2027		0.1	0.1	0.1	(2)(11)
										14.4	14.0

										214.6	209.3		1.64%
Technology Hardware and Equipment
Chariot Buyer LLC (15)	Provider of smart access solutions across residential and commercial properties	First lien senior secured loan	8.35%	SOFR (M)	3.50%	01/2024	11/2028		0.1	0.1	0.1	(2)(11)(18)
Everspin Technologies, Inc.	Designer and manufacturer of computer memory solutions	Warrant to purchase shares of common stock				10/2016	10/2026	18,461		0.4	—
Excelitas Technologies Corp. (15)	Provider of photonic solutions	First lien senior secured loan	9.85%	SOFR (Q)	5.25%	05/2024	08/2029		27.1	27.1	27.1	(2)(11)
ITI Holdings, Inc. (15)	Provider of innovative software and equipment for motor vehicle agencies	First lien senior secured revolving loan	10.45%	SOFR (M)	5.50%	03/2022	03/2028		2.6	2.6	2.6	(2)(11)
		First lien senior secured revolving loan	12.50%	Base Rate (Q)	4.50%	03/2022	03/2028		1.7	1.7	1.7	(2)(11)
		First lien senior secured loan	10.58%	SOFR (Q)	5.50%	03/2022	03/2028		34.4	34.4	34.4	(2)(11)
See accompanying notes to consolidated financial statements

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
										38.7	38.7
PerkinElmer U.S. LLC and NM Polaris Co-Invest, L.P. (15)	Provider of analytical instrumentation and testing equipment and services	First lien senior secured loan	9.92%	SOFR (M)	5.00%	03/2023	03/2029		17.3	17.3	17.3	(2)(11)
		First lien senior secured loan	9.92%	SOFR (M)	5.00%	10/2023	03/2029		2.8	2.8	2.8	(2)(11)
		First lien senior secured loan	9.85%	SOFR (M)	5.00%	05/2024	03/2029		3.2	3.2	3.2	(2)(11)
		Class A-2 units				01/2022		34,832		4.8	5.2
		Limited partnership interests				03/2023		0.55%		9.9	14.8	(2)
										38.0	43.3
Repairify, Inc. and Repairify Holdings, LLC (15)	Provider of automotive diagnostics scans and solutions	First lien senior secured revolving loan	10.31%	SOFR (S)	5.00%	06/2021	06/2027		7.3	7.3	7.3	(2)(11)
		Class A common units				06/2021		163,820		4.9	3.7	(2)
										12.2	11.0
Wildcat BuyerCo, Inc. and Wildcat Parent, LP (15)	Provider and supplier of electrical components for commercial and industrial applications	First lien senior secured revolving loan				02/2020	02/2027		—	—	—	(2)(13)
		First lien senior secured loan	10.60%	SOFR (M)	5.75%	02/2020	02/2027		18.4	18.4	18.4	(2)(11)
		First lien senior secured loan	10.60%	SOFR (M)	5.75%	11/2021	02/2027		2.5	2.5	2.5	(2)(11)
		First lien senior secured loan	10.60%	SOFR (M)	5.75%	05/2022	02/2027		0.2	0.2	0.2	(2)(11)
		First lien senior secured loan	10.60%	SOFR (M)	5.75%	11/2023	02/2027		5.4	5.4	5.4	(2)(11)
		Limited partnership interests				02/2020		17,655		1.5	5.6	(2)
										28.0	32.1

										144.5	152.3		1.19%
Transportation
Shur-Co Acquisition, Inc. and Shur-Co Holdco, Inc.	Provider of tarp systems and accessories for trucks, trailers, carts, and specialty equipment used in the agriculture, construction and flatbed markets	First lien senior secured loan	10.35%	SOFR (M)	5.50%	06/2021	07/2030		31.5	31.5	31.5	(2)(11)
		First lien senior secured loan	10.35%	SOFR (M)	5.50%	06/2022	07/2030		0.5	0.5	0.5	(2)(11)
		First lien senior secured loan	10.35%	SOFR (M)	5.50%	03/2023	07/2030		6.1	6.1	6.1	(2)(11)
		First lien senior secured loan	10.35%	SOFR (M)	5.50%	05/2024	07/2030		12.7	12.7	12.7	(2)(11)
		First lien senior secured loan	10.60%	SOFR (S)	5.50%	08/2024	07/2030		5.4	5.4	5.4	(2)(11)
		Common stock				06/2021		75,990		7.6	19.8	(2)
										63.8	76.0

										63.8	76.0		0.60%
Education
Flinn Scientific, Inc. and WCI-Quantum Holdings, Inc. (15)	Distributor of instructional products, services and resources	First lien senior secured revolving loan	10.46%	SOFR (M)	5.50%	08/2018	04/2026		5.5	5.5	5.5	(2)(11)(14)
		First lien senior secured loan	10.37%	SOFR (Q)	5.50%	07/2017	04/2026		29.1	29.1	29.1	(2)(11)
See accompanying notes to consolidated financial statements

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured loan	10.37%	SOFR (Q)	5.50%	08/2018	04/2026		1.1	1.1	1.1	(2)(11)
		First lien senior secured loan	10.37%	SOFR (Q)	5.50%	06/2024	04/2026		7.5	7.5	7.5	(2)(11)
		Series A preferred stock				10/2014		1,272		0.7	1.3	(2)
										43.9	44.5

										43.9	44.5		0.35%
Real Estate Management and Development
OPH NEP Investment, LLC (4)	Provider of energy services for multi-family property owners, developers, and managers	Senior subordinated loan	10.00% (7.00% PIK)			05/2024	05/2032		29.8	28.4	29.1	(2)
		Class B common units				05/2024		7		1.5	1.9
										29.9	31.0

										29.9	31.0		0.24%

Total Investments										$25,572.5	$25,918.2	(19)	202.94%
See accompanying notes to consolidated financial statements

Derivative Instruments

Foreign currency forward contracts

Description	Notional Amount to be Purchased	Notional Amount to be Sold		Counterparty	Settlement Date	Unrealized Appreciation / (Depreciation)
Foreign currency forward contract	$170		€156	Canadian Imperial Bank of Commerce	October 25, 2024	$(4)
Foreign currency forward contract	$113	CAD	155	Canadian Imperial Bank of Commerce	October 25, 2024	(2)
Foreign currency forward contract	$113	CAD	153	Royal Bank of Canada	October 18, 2024	(1)
Foreign currency forward contract	$103		€94	Royal Bank of Canada	October 25, 2024	(2)
Foreign currency forward contract	$76		£59	Royal Bank of Canada	October 25, 2024	(3)
Foreign currency forward contract	$75		£61	Royal Bank of Canada	August 21, 2026	(3)
Foreign currency forward contract	$74		£57	Canadian Imperial Bank of Commerce	October 25, 2024	(3)
Foreign currency forward contract	$39	NZD	66	Royal Bank of Canada	October 25, 2024	(3)
Foreign currency forward contract	$39	CAD	53	Royal Bank of Canada	October 25, 2024	(1)
Foreign currency forward contract	$14	AUD	21	Canadian Imperial Bank of Commerce	November 17, 2026	—
Foreign currency forward contract	$11		£9	Canadian Imperial Bank of Commerce	August 21, 2026	—
Foreign currency forward contract	$6	NOK	63	Canadian Imperial Bank of Commerce	October 25, 2024	—
Foreign currency forward contract	$4		£3	Royal Bank of Canada	August 21, 2026	—
Total						$(22)
Interest rate swaps

Description	Hedged Item	Company Receives	Company Pays	Counterparty	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Change in Unrealized Appreciation / (Depreciation)
Interest rate swap	January 2027 Notes	7.000%	SOFR +2.581%	Wells Fargo Bank, N.A.	01/15/2027	$900	$18	$—	$18
Interest rate swap	March 2029 Notes	5.875%	SOFR +2.023%	Wells Fargo Bank, N.A.	03/01/2029	1,000	22	—	22
Interest rate swap	July 2029 Notes	5.950%	SOFR +1.643%	Wells Fargo Bank, N.A.	07/15/2029	850	37	—	37
Total						$2,750	$77	$—	$77
______________________________________________

(1)Other than the Company’s investments listed in footnote 5 below (subject to the limitations set forth therein), the Company does not “Control” any of its portfolio companies, for the purposes of the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). In general, under the Investment Company Act, the Company would “Control” a portfolio company if the Company owned more than 25% of its outstanding voting securities (i.e., securities with the right to elect directors) and/or had the power to exercise control over the management or policies of such portfolio company. All of the Company’s portfolio company investments, which as of September 30, 2024 represented 203% of the Company’s net assets or 96% of the Company’s total assets, are subject to legal restrictions on sales.

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
See accompanying notes to consolidated financial statements

(4)As defined in the Investment Company Act, the Company is deemed to be an “Affiliated Person” because it owns 5% or more of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions as of and during the nine months ended September 30, 2024 in which the issuer was an Affiliated Person of the Company (but not a portfolio company that the Company is deemed to Control) are as follows:

For the Nine Months Ended September 30, 2024										As of September 30, 2024
(in millions) Company	Purchases (cost)	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)	Fair Value
Apex Clean Energy TopCo, LLC	$3.2	$—	$—	$—	$—	$—	$—	$—	$30.4	$221.5
APG Intermediate Holdings Corporation and APG Holdings, LLC	—	0.1	—	1.0	—	—	—	—	(5.0)	18.6
Bragg Live Food Products, LLC and SPC Investment Co., L.P.	—	3.1	—	2.1	—	—	0.1	—	14.0	54.8
Centric Brands LLC, Centric Brands TopCo, LLC, and Centric Brands L.P.	—	—	—	6.5	—	—	0.1	—	21.2	102.3
Daylight Beta Parent LLC and CFCo, LLC	—	—	—	—	—	—	—	—	(9.7)	2.5
ESCP PPG Holdings, LLC	—	—	—	—	—	—	—	—	(0.4)	4.0
European Capital UK SME Debt LP	—	—	—	—	—	1.3	—	—	0.6	16.9
Fitness Ventures Holdings, Inc. and Meaningful Partners Fitness Ventures Co-Investment LP	49.2	—	—	0.8	0.7	—	—	—	(0.8)	48.7
OPH NEP Investment, LLC	29.0	—	—	1.3	0.8	—	—	—	1.0	31.0
PCG-Ares Sidecar Investment, L.P.	—	—	—	—	—	—	—	—	(0.1)	0.7
PCG-Ares Sidecar Investment II, L.P.	—	—	—	—	—	0.1	—	—	4.9	23.1
Pluralsight, LLC and Pluralsight Holdings, LLC and Paradigmatic Holdco LLC	8.7	—	—	0.5	—	—	—	—	—	54.7
Production Resource Group, L.L.C. and PRG III, LLC	26.1	1.9	—	10.5	1.2	—	1.5	—	(28.3)	116.4
Shoes For crews Global, LLC and Shoes for crews Holdings, LLC	—	—	—	0.4	—	—	—	—	(0.4)	21.5
Totes Isotoner Corporation and Totes Ultimate Holdco, Inc.	—	3.8	6.0	0.2	—	—	—	(6.0)	6.1	—
	$116.2	$8.9	$6.0	$23.3	$2.7	$1.4	$1.7	$(6.0)	$33.5	$716.7
See accompanying notes to consolidated financial statements

(5)As defined in the Investment Company Act, the Company is deemed to be both an “Affiliated Person” and “Control” this portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions as of and during the nine months ended September 30, 2024 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control are as follows:

For the Nine Months Ended September 30, 2024										As of September 30, 2024
(in millions) Company	Purchases (cost)	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)	Fair Value
Absolute Dental Group LLC and Absolute Dental Equity, LLC	$24.7	$23.6	$3.9	$7.4	$—	$—	$0.1	$(3.8)	$(7.5)	$67.9
ACAS Equity Holdings Corporation	—	—	—	—	—	—	—	—	—	0.4
ADF Capital, Inc., ADF Restaurant Group, LLC, and ARG Restaurant Holdings, Inc.	—	—	—	—	—	—	—	—	—	—
ADG, LLC, GEDC Equity, LLC and RC IV GEDC Investor LLC	4.0	—	—	3.8	—	—	0.1	—	(16.2)	56.5
CoLTs 2005-1 Ltd.	—	—	—	—	—	—	—	—	—	—
Eckler Industries, Inc. and Eckler Purchaser LLC	—	—	—	—	—	—	—	—	—	—
Halex Holdings, Inc.	—	—	—	—	—	—	—	—	—	—
HCI Equity, LLC	—	—	—	—	—	—	—	—	—	—
Heelstone Renewable Energy, LLC and Heelstone Renewable Energy Investors, LLC	—	91.0	80.8	3.5	—	—	—	146.3	(114.3)	—
Imaging Business Machines, L.L.C. and Scanner Holdings Corporation	—	—	—	1.9	—	—	0.3	—	1.5	67.9
Ivy Hill Asset Management, L.P.	304.2	338.2	—	1.5	—	204.0	—	—	1.6	1,954.2
Olympia Acquisition, Inc., Olympia TopCo, L.P., and Asclepius Holdings LLC	—	0.3	—	0.5	—	—	0.1	(0.3)	(2.6)	40.5
Potomac Intermediate Holdings II LLC	24.5	—	—	—	—	—	—	—	97.4	204.3
PS Operating Company LLC and PS Op Holdings LLC	2.5	2.3	—	0.2	—	—	0.1	—	(12.1)	10.2
RD Holdco Inc.	—	—	—	—	—	—	—	—	0.3	14.2
S Toys Holdings LLC (fka The Step2 Company, LLC)	—	—	—	—	—	—	—	—	0.6	—
Senior Direct Lending Program, LLC	152.1	236.8	—	131.4	5.5	—	3.3	—	(44.1)	1,159.2
Startec Equity, LLC	—	—	—	—	—	—	—	—	—	—
SHO Holding I Corporation, Shoes For Crews (Europe) Limited and Never Slip TopCo, Inc.	1.2	118.5	—	(1.0)	0.1	—	—	(118.7)	87.8	—
Visual Edge Technology, Inc.	—	0.2	—	3.6	—	3.8	0.1	—	(3.1)	78.7
VPROP Operating, LLC and V SandCo, LLC	—	—	—	4.4	—	—	—	—	(10.8)	88.6
	$513.2	$810.9	$84.7	$157.2	$5.6	$207.8	$4.1	$23.5	$(21.5)	$3,742.6
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

See accompanying notes to consolidated financial statements

(6)This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company's total assets. Pursuant to Section 55(a) of the Investment Company Act, 23% of the Company's total assets are represented by investments at fair value and other assets that are considered “non-qualifying assets” as of September 30, 2024.

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

(8)In addition to the interest earned based on the stated interest rate of this security, the Company is entitled to receive an additional interest amount of 2.00% on $39.0 in aggregate principal amount of a “first out” tranche of the portfolio company’s senior term debt previously syndicated by the Company into “first out” and “last out” tranches, whereby the “first out” tranche will have priority as to the “last out” tranche with respect to payments of principal, interest and any other amounts due thereunder.

(9)The Company sold a participating interest of approximately $34.0 in aggregate principal amount outstanding of the portfolio company’s first lien senior secured revolving loan. As the transaction did not qualify as a “true sale” in accordance with U.S. generally accepted accounting principles (“GAAP”), the Company recorded a corresponding $34.0 secured borrowing, at fair value, included in “secured borrowings” in the accompanying consolidated balance sheet. As of September 30, 2024, the interest rate in effect for the secured borrowing was 12.80%.

(10)Loan was on non-accrual status as of September 30, 2024.

(11)Loan includes interest rate floor feature.

(12)In addition to the interest earned based on the stated contractual interest rate of this security, the certificates entitle the holders thereof to receive a portion of the excess cash flow from the SDLP’s loan portfolio, after expenses, which may result in a return to the Company greater than the contractual stated interest rate.

(13)As of September 30, 2024, no amounts were funded by the Company under this first lien senior secured revolving loan; however, there were letters of credit issued and outstanding through a financial intermediary under the loan. See Note 7 for further information on letters of credit commitments related to certain portfolio companies.

(14)As of September 30, 2024, in addition to the amounts funded by the Company under this first lien senior secured revolving loan, there were also letters of credit issued and outstanding through a financial intermediary under the loan. See Note 7 for further information on letters of credit commitments related to certain portfolio companies.

(15)As of September 30, 2024, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 7 for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.

See accompanying notes to consolidated financial statements

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net unfunded revolving and delayed draw commitments
3 Step Sports LLC	10.4	—	10.4	—	(10.0)	0.4
Absolute Dental Group LLC and Absolute Dental Equity, LLC	15.4	(11.4)	4.0	—	—	4.0
Accession Risk Management Group, Inc. and RSC Insurance Brokerage, Inc.	17.1	—	17.1	—	—	17.1
Accommodations Plus Technologies LLC and Accommodations Plus Technologies Holdings LLC	4.1	—	4.1	—	—	4.1
Actfy Buyer, Inc.	24.8	—	24.8	—	—	24.8
Activate Holdings (US) Corp. and CrossPoint Capital AS SPV, LP	3.6	—	3.6	—	—	3.6
ADG, LLC, GEDC Equity, LLC and RC IV GEDC Investor LLC	16.0	—	16.0	—	—	16.0
ADMA Biologics Inc.	—	—	—	—	—	—
Aduro Advisors, LLC	7.4	—	7.4	—	—	7.4
Advarra Holdings, Inc.	0.4	—	0.4	—	—	0.4
AI Fire Buyer, Inc. and AI Fire Parent LLC	9.9	(1.5)	8.4	—	—	8.4
AI Titan Parent, Inc.	18.5	—	18.5	—	—	18.5
Airx Climate Solutions, Inc.	11.5	—	11.5	—	—	11.5
Alcami Corporation and ACM Note Holdings, LLC	1.9	—	1.9	—	—	1.9
Aldinger Company Inc	6.0	—	6.0	—	—	6.0
Alera Group, Inc.	8.4	—	8.4	—	—	8.4
American Residential Services L.L.C. and Aragorn Parent Holdings LP	10.0	—	10.0	—	—	10.0
Amerivet Partners Management, Inc. and AVE Holdings LP	6.3	—	6.3	—	—	6.3
Anaplan, Inc.	1.4	—	1.4	—	—	1.4
Anaqua Parent Holdings, Inc. & Astorg VII Co-Invest Anaqua	55.4	—	55.4	—	—	55.4
Apex Service Partners, LLC and Apex Service Partners Holdings, LLC	75.4	(4.1)	71.3	—	—	71.3
APG Intermediate Holdings Corporation and APG Holdings, LLC	0.1	—	0.1	—	—	0.1
Applied Technical Services, LLC	9.6	(4.7)	4.9	—	—	4.9
Appriss Health, LLC and Appriss Health Intermediate Holdings, Inc.	0.1	—	0.1	—	—	0.1
Aptean, Inc. and Aptean Acquiror Inc.	2.1	—	2.1	—	—	2.1
AQ Sage Buyer, LLC	0.7	(0.2)	0.5	—	—	0.5
AQ Sunshine, Inc.	41.1	(0.5)	40.6	—	—	40.6
Argenbright Holdings V, LLC, Amberstone Security Group Limited, Unifi Aviation North America LLC and Unifi Aviation Canada, Inc.	13.0	—	13.0	—	—	13.0
Artifact Bidco, Inc.	6.9	—	6.9	—	—	6.9
Artivion, Inc.	7.8	(0.9)	6.9	—	—	6.9
ASP-r-pac Acquisition CO LLC and ASP-r-pac Holdings LP	6.2	(3.6)	2.6	—	—	2.6
AthenaHealth Group Inc., Minerva Holdco, Inc. and BCPE Co-Invest (A), LP	9.0	—	9.0	—	—	9.0
ATI Restoration, LLC	45.4	(11.5)	33.9	—	—	33.9
Avalara, Inc.	2.7	—	2.7	—	—	2.7
Avalign Holdings, Inc. and Avalign Technologies, Inc.	5.3	—	5.3	—	—	5.3
Bamboo US BidCo LLC	12.5	—	12.5	—	—	12.5
Banyan Software Holdings, LLC and Banyan Software, LP	38.2	(1.0)	37.2	—	—	37.2
Beacon Pointe Harmony, LLC	11.2	—	11.2	—	—	11.2
Beacon Wellness Brands, Inc. and CDI Holdings I Corp.	0.5	—	0.5	—	—	0.5
Belfor Holdings, Inc.	58.5	(6.2)	52.3	—	—	52.3
Benecon Midco II LLC and Benecon Holdings, LLC	8.7	(1.1)	7.6	—	—	7.6
Berner Food & Beverage, LLC	1.7	(1.2)	0.5	—	—	0.5
BGI Purchaser, Inc.	35.3	(10.5)	24.8	—	—	24.8
BGIF IV Fearless Utility Services, Inc.	15.2	(0.2)	15.0	—	—	15.0
BlueHalo Financing Holdings, LLC, BlueHalo Global Holdings, LLC, and BlueHalo, LLC	3.0	(2.7)	0.3	—	—	0.3
Bobcat Purchaser, LLC and Bobcat Topco, L.P.	2.5	—	2.5	—	—	2.5
Borrower R365 Holdings LLC	1.5	—	1.5	—	—	1.5
Bottomline Technologies, Inc. and Legal Spend Holdings, LLC	2.3	—	2.3	—	—	2.3
BR PJK Produce, LLC	2.2	—	2.2	—	—	2.2
BradyPlus Holdings, LLC	3.8	—	3.8	—	—	3.8
Bragg Live Food Products, LLC and SPC Investment Co., L.P.	4.4	—	4.4	—	—	4.4
Broadcast Music, Inc.	4.2	—	4.2	—	—	4.2
Businessolver.com, Inc.	1.5	—	1.5	—	—	1.5
See accompanying notes to consolidated financial statements

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net unfunded revolving and delayed draw commitments
Capstone Acquisition Holdings, Inc., Capstone Logistics Holdings, Inc. and Capstone Parent Holdings, LP	28.1	(11.8)	16.3	—	—	16.3
Captive Resources Midco, LLC	1.2	—	1.2	—	—	1.2
Cardinal Parent, Inc. and Packers Software Intermediate Holdings, Inc.	5.0	—	5.0	—	—	5.0
Center for Autism and Related Disorders, LLC	9.5	(9.5)	—	—	—	—
Centralsquare Technologies, LLC and Supermoose Newco, Inc.	15.8	(0.1)	15.7	—	—	15.7
Chariot Buyer LLC	12.3	—	12.3	—	—	12.3
City Line Distributors LLC and City Line Investments LLC	2.7	—	2.7	—	—	2.7
Clarion Home Services Group, LLC and LBC Breeze Holdings LLC	1.4	(0.4)	1.0	—	—	1.0
Cliffwater LLC	1.0	—	1.0	—	—	1.0
Cloud Software Group, Inc., Picard Parent, Inc., Cloud Software Group Holdings, Inc., Picard HoldCo, LLC and Elliott Alto Co-Investor Aggregator L.P.	19.0	—	19.0	—	—	19.0
CMG HoldCo, LLC and CMG Buyer Holdings, Inc.	25.5	(1.2)	24.3	—	—	24.3
Cobalt Buyer Sub, Inc., Cobalt Holdings I, LP, and Cobalt Intermediate I, Inc.	21.1	(0.7)	20.4	—	—	20.4
Collision SP Subco, LLC	2.7	(0.1)	2.6	—	—	2.6
Compex Legal Services, Inc.	3.6	(1.8)	1.8	—	—	1.8
Comprehensive EyeCare Partners, LLC	2.0	(2.0)	—	—	—	—
Computer Services, Inc.	38.5	—	38.5	—	—	38.5
Concert Golf Partners Holdco LLC	57.5	—	57.5	—	—	57.5
Consilio Midco Limited, Compusoft US LLC, and Consilio Investment Holdings, L.P.	18.2	(10.4)	7.8	—	—	7.8
Convera International Holdings Limited and Convera International Financial S.A R.L.	2.3	—	2.3	—	—	2.3
CoreLogic, Inc. and T-VIII Celestial Co-Invest LP	38.9	—	38.9	—	—	38.9
Cority Software Inc., Cority Software (USA) Inc., and Cority Parent, Inc.	0.1	—	0.1	—	—	0.1
Cornerstone OnDemand, Inc. and Sunshine Software Holdings, Inc.	38.7	(7.6)	31.1	—	—	31.1
Coupa Holdings, LLC and Coupa Software Incorporated	0.9	—	0.9	—	—	0.9
Crown CT Parent Inc., Crown CT HoldCo Inc. and Crown CT Management LLC	0.1	—	0.1	—	—	0.1
CST Holding Company	1.9	—	1.9	—	—	1.9
Cube Industrials Buyer, Inc. and Cube A&D Buyer Inc.	5.1	(0.7)	4.4	—	—	4.4
CVP Holdco, Inc. and OMERS Wildcats Investment Holdings LLC	56.4	—	56.4	—	—	56.4
Datix Bidco Limited and RL Datix Holdings (USA), Inc.	47.1	—	47.1	—	—	47.1
DecoPac, Inc. and KCAKE Holdings Inc.	19.9	(4.6)	15.3	—	—	15.3
Demakes Borrower, LLC	1.8	—	1.8	—	—	1.8
Denali Holdco LLC and Denali Apexco LP	24.3	—	24.3	—	—	24.3
DFC Global Facility Borrower III LLC	74.5	(63.1)	11.4	—	—	11.4
DFS Holding Company, Inc.	0.3	—	0.3	—	—	0.3
Diligent Corporation and Diligent Preferred Issuer, Inc.	5.4	—	5.4	—	—	5.4
Display Holding Company, Inc., Saldon Holdings, Inc. and Fastsigns Holdings Inc.	9.3	(0.6)	8.7	—	—	8.7
Dorado Bidco, Inc.	8.4	—	8.4	—	—	8.4
DOXA Insurance Holdings LLC and Rocket Co-Invest, SLP	15.9	—	15.9	—	—	15.9
DP Flores Holdings, LLC	11.4	—	11.4	—	—	11.4
DriveCentric Holdings, LLC	1.7	—	1.7	—	—	1.7
Drogon Bidco Inc. & Drogon Aggregator LP	14.5	—	14.5	—	—	14.5
DRS Holdings III, Inc. and DRS Holdings I, Inc.	10.8	—	10.8	—	—	10.8
Duraserv LLC	8.7	—	8.7	—	—	8.7
Dynamic NC Aerospace Holdings, LLC and Dynamic NC Investment Holdings, LP	9.6	(5.0)	4.6	—	—	4.6
Echo Purchaser, Inc.	3.9	(0.1)	3.8	—	—	3.8
Eclipse Topco, Inc., Eclipse Investor Parent, L.P. and Eclipse Buyer, Inc.	50.4	—	50.4	—	—	50.4
Edmunds Govtech, Inc.	24.7	(1.7)	23.0	—	—	23.0
Elemica Parent, Inc. & EZ Elemica Holdings, Inc.	7.3	(6.6)	0.7	—	—	0.7
Elevation Services Parent Holdings, LLC	3.5	(1.9)	1.6	—	—	1.6
Empower Payments Investor, LLC	6.4	—	6.4	—	—	6.4
Enverus Holdings, Inc. and Titan DI Preferred Holdings, Inc.	16.7	(0.6)	16.1	—	—	16.1
EpiServer Inc. and Episerver Sweden Holdings AB	9.5	—	9.5	—	—	9.5
eResearch Technology, Inc. and Astorg VII Co-Invest ERT	15.0	(0.7)	14.3	—	—	14.3
See accompanying notes to consolidated financial statements

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net unfunded revolving and delayed draw commitments
ESHA Research, LLC and RMCF VI CIV XLVIII, L.P.	1.1	(0.9)	0.2	—	—	0.2
Essential Services Holding Corporation and OMERS Mahomes Investment Holdings LLC	49.3	(3.9)	45.4	—	—	45.4
Eternal Aus Bidco Pty Ltd	1.4	—	1.4	—	—	1.4
Excel Fitness Consolidator LLC, Health Buyer LLC and Excel Fitness Holdings, Inc.	4.8	—	4.8	—	—	4.8
Excelitas Technologies Corp.	27.1	—	27.1	—	—	27.1
Extrahop Networks, Inc.	11.3	—	11.3	—	—	11.3
Faraday Buyer, LLC	5.1	—	5.1	—	—	5.1
Fever Labs, Inc.	14.2	(4.3)	9.9	—	—	9.9
Finastra USA, Inc., DH Corporation/Societe DH, and Finastra Europe S.A R.L.	17.9	—	17.9	—	—	17.9
Fitness Ventures Holdings, Inc. and Meaningful Partners Fitness Ventures Co-Investment LP	24.5	(1.9)	22.6	—	—	22.6
FL Hawk Intermediate Holdings, Inc.	0.5	—	0.5	—	—	0.5
Flinn Scientific, Inc. and WCI-Quantum Holdings, Inc.	17.5	(5.6)	11.9	—	—	11.9
Flint OpCo, LLC	5.6	—	5.6	—	—	5.6
FlyWheel Acquireco, Inc.	8.2	(5.5)	2.7	—	—	2.7
Forescout Technologies, Inc.	2.4	—	2.4	—	—	2.4
Foundation Risk Partners, Corp.	45.7	—	45.7	—	—	45.7
FS Squared Holding Corp. and FS Squared, LLC	9.6	(0.5)	9.1	—	—	9.1
Galway Borrower LLC	27.4	(3.5)	23.9	—	—	23.9
GC Waves Holdings, Inc.	0.1	—	0.1	—	—	0.1
Generator Buyer, Inc.	2.0	—	2.0	—	—	2.0
Gestion ABS Bidco Inc. / ABS Bidco Holdings Inc.	6.5	—	6.5	—	—	6.5
GI Ranger Intermediate LLC	3.6	—	3.6	—	—	3.6
Global Music Rights, LLC	5.5	—	5.5	—	—	5.5
GNZ Energy Bidco Limited and Galileo Co-investment Trust I	3.1	—	3.1	—	—	3.1
GraphPAD Software, LLC, Insightful Science Intermediate I, LLC and Insightful Science Holdings, LLC	23.0	—	23.0	—	—	23.0
GS SEER Group Borrower LLC and GS SEER Group Holdings LLC	7.5	—	7.5	—	—	7.5
GSV Purchaser, Inc.	28.4	—	28.4	—	—	28.4
GTCR Everest Borrower, LLC	1.2	—	1.2	—	—	1.2
GTCR F Buyer Corp. and GTCR (D) Investors LP	0.9	—	0.9	—	—	0.9
Guidepoint Security Holdings, LLC	3.4	—	3.4	—	—	3.4
Hanger, Inc.	18.3	(6.1)	12.2	—	—	12.2
Harvey Tool Company, LLC	66.7	—	66.7	—	—	66.7
HealthEdge Software, Inc.	9.2	—	9.2	—	—	9.2
Heavy Construction Systems Specialists, LLC	4.0	—	4.0	—	—	4.0
Helios Service Partners, LLC and Astra Service Partners, LLC	5.4	(0.1)	5.3	—	—	5.3
Help/Systems Holdings, Inc.	15.0	(11.2)	3.8	—	—	3.8
HGC Holdings, LLC	7.5	—	7.5	—	—	7.5
HH-Stella, Inc. and Bedrock Parent Holdings, LP	22.3	(1.8)	20.5	—	—	20.5
Higginbotham Insurance Agency, Inc.	4.3	—	4.3	—	—	4.3
High Street Buyer, Inc. and High Street Holdco LLC	38.2	—	38.2	—	—	38.2
Highline Aftermarket Acquisition, LLC, Highline Aftermarket SC Acquisition, Inc. and Highline PPC Blocker LLC	17.5	(0.5)	17.0	—	—	17.0
Hills Distribution, Inc., Hills Intermediate FT Holdings, LLC and GMP Hills, LP	2.2	(0.1)	2.1	—	—	2.1
HP RSS Buyer, Inc.	6.1	—	6.1	—	—	6.1
HPCC Parent, Inc. and Patriot Container Corp.	7.0	—	7.0	—	—	7.0
HuFriedy Group Acquisition LLC	20.5	—	20.5	—	—	20.5
Huskies Parent, Inc., GI Insurity Parent LLC and GI Insurity TopCo LP	13.3	(6.3)	7.0	—	—	7.0
Hyland Software, Inc.	2.0	(0.1)	1.9	—	—	1.9
Icefall Parent, Inc.	1.1	—	1.1	—	—	1.1
Infinity Home Services HoldCo, Inc., D&S Amalco and IHS Parent Holdings, L.P.	12.9	(0.8)	12.1	—	—	12.1
Inszone Mid, LLC and INSZ Holdings, LLC	75.1	—	75.1	—	—	75.1
Internet Truckstop Group LLC	1.2	—	1.2	—	—	1.2
IQN Holding Corp.	2.3	(0.5)	1.8	—	—	1.8
See accompanying notes to consolidated financial statements

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net unfunded revolving and delayed draw commitments
IRI Group Holdings, Inc., Circana, LLC and IRI-NPD Co-Invest Aggregator, L.P.	14.4	(8.1)	6.3	—	—	6.3
ISQ Hawkeye Holdco, Inc. and ISQ Hawkeye Holdings, L.P.	34.1	(1.1)	33.0	—	—	33.0
ITI Holdings, Inc.	5.7	(4.3)	1.4	—	—	1.4
Kaseya Inc. and Knockout Intermediate Holdings I Inc.	28.2	(6.9)	21.3	—	—	21.3
KBHS Acquisition, LLC (d/b/a Alita Care, LLC)	5.0	(2.4)	2.6	—	—	2.6
Kellermeyer Bergensons Services, LLC and KBS TopCo, LLC	3.1	—	3.1	—	—	3.1
Kene Acquisition, Inc. and Kene Holdings, L.P.	8.0	—	8.0	—	—	8.0
Keystone Agency Partners LLC	2.9	—	2.9	—	—	2.9
Kings Buyer, LLC	1.6	(0.7)	0.9	—	—	0.9
KPS Global LLC and Cool Group LLC	3.4	—	3.4	—	—	3.4
Laboratories Bidco LLC and Laboratories Topco LLC	19.6	(7.8)	11.8	—	—	11.8
LBC Woodlands Purchaser LLC and LBC Woodlands Holdings LP	11.0	—	11.0	—	—	11.0
LeanTaaS Holdings, Inc.	19.5	—	19.5	—	—	19.5
Legends Hospitality Holding Company, LLC and ASM Buyer, Inc.	14.4	(1.7)	12.7	—	—	12.7
Leviathan Intermediate Holdco, LLC and Leviathan Holdings, L.P.	1.5	—	1.5	—	—	1.5
Lew's Intermediate Holdings, LLC	2.3	(0.4)	1.9	—	—	1.9
Lido Advisors, LLC	6.5	(0.8)	5.7	—	—	5.7
Lightbeam Bidco, Inc.	3.7	(0.2)	3.5	—	—	3.5
LJ Perimeter Buyer, Inc. and LJ Perimeter Co-Invest, L.P.	5.6	—	5.6	—	—	5.6
LJP Purchaser, Inc. and LJP Topco, LP	3.1	—	3.1	—	—	3.1
Mai Capital Management Intermediate LLC	6.7	—	6.7	—	—	6.7
Majesco and Magic Topco, L.P.	2.0	—	2.0	—	—	2.0
Manna Pro Products, LLC	7.0	(6.8)	0.2	—	—	0.2
Mavis Tire Express Services Topco Corp., Metis HoldCo, Inc., and Metis TopCo, LP	32.9	(17.1)	15.8	—	—	15.8
McKenzie Creative Brands, LLC	4.5	(1.4)	3.1	—	—	3.1
Meyer Laboratory, LLC and Meyer Parent, LLC	11.6	—	11.6	—	—	11.6
Ministry Brands Holdings, LLC and RCP MB Investments B, L.P.	8.0	—	8.0	—	—	8.0
Modigent, LLC and OMERS PMC Investment Holdings LLC	12.6	(5.4)	7.2	—	—	7.2
Monica Holdco (US) Inc.	3.6	—	3.6	—	—	3.6
Moonraker AcquisitionCo LLC and Moonraker HoldCo LLC	1.2	(0.4)	0.8	—	—	0.8
Mr. Greens Intermediate, LLC, Florida Veg Investments LLC, MRG Texas, LLC and Restaurant Produce and Services Blocker, LLC	6.3	(0.2)	6.1	—	—	6.1
MRI Software LLC	3.8	—	3.8	—	—	3.8
Mustang Prospects Holdco, LLC, Mustang Prospects Purchaser, LLC and Senske Acquisition, Inc.	6.5	—	6.5	—	—	6.5
NAS, LLC and Nationwide Marketing Group, LLC	3.0	(1.5)	1.5	—	—	1.5
Nelipak Holding Company, Nelipak European Holdings Cooperatief U.A., KNPAK Holdings, LP and PAKNK Netherlands Treasury B.V.	24.3	(1.0)	23.3	—	—	23.3
Neptune Bidco US Inc. and Elliott Metron Co-Investor Aggregator L.P.	12.6	—	12.6	—	—	12.6
Netsmart, Inc. and Netsmart Technologies, Inc.	33.8	—	33.8	—	—	33.8
New ChurcHill HoldCo LLC and Victory Topco, LP	10.2	—	10.2	—	—	10.2
Next Holdco, LLC	2.4	—	2.4	—	—	2.4
NMC Skincare Intermediate Holdings II, LLC	12.8	(5.4)	7.4	—	—	7.4
NMN Holdings III Corp. and NMN Holdings LP	65.4	—	65.4	—	—	65.4
North American Science Associates, LLC, Cardinal Purchaser LLC and Cardinal Topco Holdings, L.P.	2.5	(2.5)	—	—	—	—
North Haven Fairway Buyer, LLC, Fairway Lawns, LLC and Command Pest Control, LLC	11.2	(3.0)	8.2	—	(5.9)	2.3
North Haven Stack Buyer, LLC	10.5	(0.5)	10.0	—	—	10.0
North Star Acquisitionco, LLC and Toucan Bidco Limited	8.9	(0.4)	8.5	—	—	8.5
Northwinds Holding, Inc. and Northwinds Services Group LLC	13.8	—	13.8	—	—	13.8
OakBridge Insurance Agency LLC and Maple Acquisition Holdings, LP	4.5	(0.4)	4.1	—	—	4.1
Olympia Acquisition, Inc., Olympia TopCo, L.P., and Asclepius Holdings LLC	0.9	—	0.9	—	—	0.9
OMH-HealthEdge Holdings, LLC	7.2	—	7.2	—	—	7.2
OneDigital Borrower LLC	16.4	(0.7)	15.7	—	—	15.7
Packaging Coordinators Midco, Inc.	15.0	—	15.0	—	—	15.0
Paragon 28, Inc. and Paragon Advanced Technologies, Inc.	8.1	(0.1)	8.0	—	—	8.0
See accompanying notes to consolidated financial statements

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net unfunded revolving and delayed draw commitments
Pathstone Family Office LLC and Kelso XI Tailwind Co-Investment, L.P.	2.6	(0.1)	2.5	—	—	2.5
Pathway Vet Alliance LLC and Jedi Group Holdings LLC	1.9	(0.2)	1.7	—	—	1.7
Patriot Growth Insurance Services, LLC	2.2	(0.4)	1.8	—	—	1.8
PCIA SPV-3, LLC and ASE Royal Aggregator, LLC	2.5	—	2.5	—	—	2.5
PCS MidCo, Inc. and PCS Parent, L.P.	6.7	(0.8)	5.9	—	—	5.9
PDDS HoldCo, Inc.	2.4	(0.2)	2.2	—	—	2.2
PDI TA Holdings, Inc., Peachtree Parent, Inc. and Insight PDI Holdings, LLC	14.5	—	14.5	—	—	14.5
Pelican Products, Inc.	2.3	(1.6)	0.7	—	—	0.7
People Corporation	11.1	(1.2)	9.9	—	(4.9)	5.0
Perforce Software, Inc.	7.5	—	7.5	—	—	7.5
Perigon Wealth Management, LLC, Perigon Wealth Advisors Holdings Company, LLC and CWC Fund I Co-Invest (Prism) LP	1.7	—	1.7	—	—	1.7
PerkinElmer U.S. LLC and NM Polaris Co-Invest, L.P.	1.1	—	1.1	—	—	1.1
PestCo Holdings, LLC and PestCo, LLC	0.4	—	0.4	—	—	0.4
Petrus Buyer, Inc.	1.8	—	1.8	—	—	1.8
PetVet Care Centers, LLC	49.4	—	49.4	—	—	49.4
Petvisor Holdings, LLC	30.2	—	30.2	—	—	30.2
Phoenix YW Buyer, Inc. and Phoenix YW Parent, Inc.	4.7	—	4.7	—	—	4.7
Ping Identity Holding Corp.	0.2	—	0.2	—	—	0.2
Pluralsight, LLC and Pluralsight Holdings, LLC and Paradigmatic Holdco LLC	15.2	—	15.2	—	—	15.2
PracticeTek Purchaser, LLC, PracticeTek MidCo, LLC and GSV PracticeTek Holdings, LLC	11.8	(0.5)	11.3	—	—	11.3
Precision Concepts International LLC and Precision Concepts Canada Corporation	14.4	(3.6)	10.8	—	—	10.8
Premier Specialties, Inc. and RMCF V CIV XLIV, L.P.	3.5	(1.2)	2.3	—	—	2.3
Premiere Buyer, LLC	8.5	—	8.5	—	—	8.5
Premise Health Holding Corp. and OMERS Bluejay Investment Holdings LP	5.0	(0.1)	4.9	—	—	4.9
Prime Buyer, L.L.C.	15.9	(4.3)	11.6	—	—	11.6
Pritchard Industries, LLC and LJ Pritchard TopCo Holdings, LLC	20.1	—	20.1	—	—	20.1
ProfitSolv Purchaser, Inc. and PS Co-Invest, L.P.	12.5	(0.7)	11.8	—	—	11.8
Project Essential Bidco, Inc. and Project Essential Super Parent, Inc.	1.1	—	1.1	—	—	1.1
Project Potter Buyer, LLC and Project Potter Parent, L.P.	5.5	—	5.5	—	—	5.5
Proofpoint, Inc.	3.1	—	3.1	—	—	3.1
PS Operating Company LLC and PS Op Holdings LLC	6.4	(5.1)	1.3	—	(1.4)	(0.1)
PSC Parent, Inc.	14.8	(2.8)	12.0	—	—	12.0
PYE-Barker Fire & Safety, LLC	19.7	(0.5)	19.2	—	—	19.2
Pyramid-BMC IntermediateCo I, LLC and Pyramid Investors, LLC	1.6	—	1.6	—	—	1.6
QF Holdings, Inc.	1.1	(0.6)	0.5	—	—	0.5
Qnnect, LLC and Connector TopCo, LP	2.7	—	2.7	—	—	2.7
Quick Quack Car Wash Holdings, LLC and KKR Game Changer Co-Invest Feeder II L.P.	19.1	—	19.1	—	—	19.1
Radius Aerospace, Inc. and Radius Aerospace Europe Limited	5.7	(3.4)	2.3	—	—	2.3
Radwell Parent, LLC	4.4	(0.9)	3.5	—	—	3.5
Raptor Technologies, LLC, Sycamore Bidco LTD and Rocket Parent, LLC	4.4	—	4.4	—	—	4.4
RB Holdings InterCo, LLC	2.1	(1.4)	0.7	—	—	0.7
Reagent Chemical & Research, LLC	2.7	—	2.7	—	—	2.7
Reddy Ice LLC	21.3	(0.5)	20.8	—	—	20.8
Redwood Services, LLC and Redwood Services Holdco, LLC	20.5	(0.2)	20.3	—	—	20.3
Reef Lifestyle, LLC	33.1	(30.8)	2.3	—	—	2.3
Registrar Intermediate, LLC and PSP Registrar Co-Investment Fund, L.P.	6.9	(6.6)	0.3	—	—	0.3
Relativity ODA LLC	8.8	—	8.8	—	—	8.8
Repairify, Inc. and Repairify Holdings, LLC	7.3	(7.3)	—	—	—	—
Revalize, Inc.	0.9	(0.5)	0.4	—	—	0.4
Rialto Management Group, LLC	1.3	(0.3)	1.0	—	—	1.0
Riser Topco II, LLC	3.7	—	3.7	—	—	3.7
See accompanying notes to consolidated financial statements

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net unfunded revolving and delayed draw commitments
RMS HoldCo II, LLC & RMS Group Holdings, Inc.	2.9	—	2.9	—	—	2.9
Rodeo AcquisitionCo LLC	2.5	(1.4)	1.1	—	—	1.1
Royal Borrower, LLC and Royal Parent, LP	14.3	(0.2)	14.1	—	—	14.1
RTI Surgical, Inc. and Pioneer Surgical Technology, Inc.	15.9	(8.1)	7.8	—	—	7.8
SageSure Holdings, LLC and SageSure LLC	38.3	—	38.3	—	—	38.3
Sapphire Software Buyer, Inc.	5.9	—	5.9	—	—	5.9
Schill Landscaping and Lawn Care Services LLC, Tender Lawn Care ULC and Landscape Parallel Partners, L.P.	15.2	(0.5)	14.7	—	—	14.7
SCIH Salt Holdings Inc.	22.5	(0.4)	22.1	—	—	22.1
SCM Insurance Services Inc.	4.0	—	4.0	—	—	4.0
SePro Holdings, LLC	8.5	—	8.5	—	—	8.5
Severin Acquisition, LLC	76.1	—	76.1	—	—	76.1
SG Acquisition, Inc.	2.0	—	2.0	—	—	2.0
Shermco Intermediate Holdings, Inc.	6.2	(2.4)	3.8	—	—	3.8
Shoes For Crews Global, LLC and Shoes For Crews Holdings, LLC	0.7	—	0.7	—	—	0.7
SIG Parent Holdings, LLC	34.5	—	34.5	—	—	34.5
Silk Holdings III Corp. and Silk Holdings I Corp.	0.1	(0.1)	—	—	—	—
SiroMed Physician Services, Inc. and SiroMed Equity Holdings, LLC	2.1	—	2.1	—	—	2.1
SM Wellness Holdings, Inc. and SM Holdco, LLC	3.8	—	3.8	—	—	3.8
Smarsh Inc. and Skywalker TopCo, LLC	2.0	—	2.0	—	—	2.0
Spark Purchaser, Inc.	2.3	—	2.3	—	—	2.3
Spirit RR Holdings, Inc. and Winterfell Co-Invest SCSp	2.5	—	2.5	—	—	2.5
St Athena Global LLC and St Athena Global Holdings Limited	4.4	—	4.4	—	—	4.4
Star US Bidco LLC	15.5	—	15.5	—	—	15.5
Steward Partners Global Advisory, LLC and Steward Partners Investment Advisory, LLC	2.5	—	2.5	—	—	2.5
Sugar PPC Buyer LLC	3.9	—	3.9	—	—	3.9
Sun Acquirer Corp. and Sun TopCo, LP	17.7	(0.5)	17.2	—	—	17.2
Sundance Group Holdings, Inc.	4.4	(2.0)	2.4	—	—	2.4
Sunk Rock Foundry Partners LP, Hatteras Electrical Manufacturing Holding Company and Sigma Electric Manufacturing Corporation	7.6	(1.9)	5.7	—	—	5.7
Sunvair Aerospace Group, Inc. and GB Helios Holdings, L.P.	37.9	—	37.9	—	—	37.9
Superman Holdings, LLC	16.7	—	16.7	—	—	16.7
SV Newco 2, Inc. and Site 2020 Incorporated	17.5	—	17.5	—	—	17.5
Symplr Software Inc. and Symplr Software Intermediate Holdings, Inc.	10.0	(0.4)	9.6	—	—	9.6
Synergy HomeCare Franchising, LLC and NP/Synergy Holdings, LLC	4.2	—	4.2	—	—	4.2
Systems Planning and Analysis, Inc.	4.0	(0.8)	3.2	—	—	3.2
Tamarack Intermediate, L.L.C. and Tamarack Parent, L.L.C.	7.5	—	7.5	—	—	7.5
Taymax Group, L.P., Taymax Group G.P., LLC, PF Salem Canada ULC and TCP Fit Parent, L.P.	2.4	(0.7)	1.7	—	—	1.7
TCP Hawker Intermediate LLC	12.8	—	12.8	—	—	12.8
Team Acquisition Corporation	6.1	—	6.1	—	—	6.1
The Alaska Club Partners, LLC, Athletic Club Partners LLC and The Alaska Club, Inc.	3.0	—	3.0	—	—	3.0
The Arcticom Group, LLC and AMCP Mechanical Holdings, LP	16.0	(1.2)	14.8	—	—	14.8
The Hiller Companies, LLC	12.4	—	12.4	—	—	12.4
The Mather Group, LLC, TVG-TMG Topco, Inc., and TVG-TMG Holdings, LLC	1.0	(0.3)	0.7	—	—	0.7
The Ultimus Group Midco, LLC, The Ultimus Group, LLC, and The Ultimus Group Aggregator, LP	5.6	—	5.6	—	—	5.6
Thermostat Purchaser III, Inc.	7.7	(0.4)	7.3	—	—	7.3
THG Acquisition, LLC	6.0	(2.1)	3.9	—	—	3.9
Trader Corporation and Project Auto Finco Corp.	0.6	—	0.6	—	—	0.6
Transit Technologies LLC	6.3	—	6.3	—	—	6.3
Triwizard Holdings, Inc. and Triwizard Parent, LP	21.0	—	21.0	—	—	21.0
Truck-Lite Co., LLC, Ecco Holdings Corp. and Clarience Technologies, LLC	18.4	(0.1)	18.3	—	—	18.3
Truist Insurance Holdings, LLC and McGriff Insurance Services, LLC	5.4	(0.2)	5.2	—	—	5.2
TSS Buyer, LLC	0.5	—	0.5	—	—	0.5
Two Six Labs, LLC	36.5	—	36.5	—	—	36.5
See accompanying notes to consolidated financial statements

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net unfunded revolving and delayed draw commitments
United Digestive MSO Parent, LLC and Koln Co-Invest Unblocked, LP	4.6	(0.4)	4.2	—	—	4.2
UP Intermediate II LLC and UPBW Blocker LLC	4.2	(1.8)	2.4	—	—	2.4
US Salt Investors, LLC and Emerald Lake Pearl Acquisition-A, L.P.	9.9	—	9.9	—	—	9.9
Valcourt Holdings II, LLC and Jobs Holdings, Inc.	5.6	—	5.6	—	—	5.6
Verista, Inc.	8.0	(0.7)	7.3	—	—	7.3
Vertex Service Partners, LLC and Vertex Service Partners Holdings, LLC	1.6	(0.2)	1.4	—	—	1.4
Victors Purchaser, LLC and WP Victors Co-Investment, L.P.	24.0	—	24.0	—	—	24.0
Visual Edge Technology, Inc.	18.9	—	18.9	—	—	18.9
Vobev, LLC and Vobev Holdings, LLC	2.0	—	2.0	—	(2.0)	—
VPP Intermediate Holdings, LLC and VPP Group Holdings, L.P.	9.4	—	9.4	—	—	9.4
VRC Companies, LLC	5.4	—	5.4	—	—	5.4
W.S. Connelly & Co., LLC and WSC Ultimate Holdings, LLC	9.2	—	9.2	—	—	9.2
Watermill Express, LLC and Watermill Express Holdings, LLC	4.0	(0.3)	3.7	—	—	3.7
Waverly Advisors, LLC and WAAM Topco, LLC	3.7	—	3.7	—	—	3.7
WCI-BXC Purchaser, LLC and WCI-BXC Investment Holdings, L.P.	0.7	—	0.7	—	—	0.7
Wealth Enhancement Group, LLC	14.7	—	14.7	—	—	14.7
WebPT, Inc. and WPT Intermediate Holdco, Inc.	0.9	(0.2)	0.7	—	—	0.7
Wellington Bidco Inc. and Wellington TopCo LP	16.6	(0.6)	16.0	—	—	16.0
Wellington-Altus Financial Inc.	1.2	—	1.2	—	—	1.2
Wellness AcquisitionCo, Inc.	2.2	—	2.2	—	—	2.2
Wellpath Holdings, Inc.	12.0	(12.0)	—	—	—	—
Wildcat BuyerCo, Inc. and Wildcat Parent, LP	6.3	(0.2)	6.1	—	—	6.1
WorkWave Intermediate II, LLC	5.2	—	5.2	—	—	5.2
World Insurance Associates, LLC and World Associates Holdings, LLC	9.0	—	9.0	—	—	9.0
Worldwide Produce Acquisition, LLC and REP WWP Coinvest IV, L.P.	1.8	(0.1)	1.7	—	—	1.7
WRE Sports Investments LLC	6.9	—	6.9	—	—	6.9
WSHP FC Acquisition LLC and WSHP FC Holdings LLC	16.3	(16.3)	—	—	—	—
XIFIN, Inc. and ACP Charger Co-Invest LLC	5.7	(5.7)	—	—	—	—
YE Brands Holdings, LLC	3.6	(1.2)	2.4	—	—	2.4
ZB Holdco LLC and ZB TopCo LLC	21.2	(6.0)	15.2	—	—	15.2
ZenDesk, Inc., Zoro TopCo, Inc. and Zoro TopCo, LP	12.8	—	12.8	—	—	12.8
Zinc Buyer Corporation	17.2	(0.2)	17.0	—	—	17.0
	$4,037.2	$(472.7)	$3,564.5	$—	$(24.2)	$3,540.3

(16)As of September 30, 2024, the Company was party to agreements to fund equity investment commitments as follows:

See accompanying notes to consolidated financial statements

(in millions) Company	Total equity commitments	Less: funded equity commitments	Total unfunded equity commitments	Less: equity commitments substantially at the discretion of the Company	Total net unfunded equity commitments
AthenaHealth Group Inc., Minerva Holdco, Inc. and BCPE Co-Invest (A), LP	$1.2	$—	$1.2	$—	$1.2
Constellation Wealth Capital Fund, L.P.	5.5	(2.9)	2.6	—	2.6
DOXA Insurance Holdings LLC and Rocket Co-Invest, SLP	0.1	—	0.1	—	0.1
European Capital UK SME Debt LP	60.2	(54.5)	5.7	(5.7)	—
GTCR F Buyer Corp. and GTCR (D) Investors LP	1.6	—	1.6	—	1.6
HFCP XI (Parallel - A), L.P.	7.5	—	7.5	—	7.5
High Street Buyer, Inc. and High Street Holdco LLC	38.7	—	38.7	—	38.7
Linden Structured Capital Fund II-A LP	1.9	(1.0)	0.9	—	0.9
LJ Perimeter Buyer, Inc. and LJ Perimeter Co-Invest, L.P.	11.6	(9.7)	1.9	—	1.9
Pathstone Family Office LLC and Kelso XI Tailwind Co-Investment, L.P.	0.3	—	0.3	—	0.3
PCG-Ares Sidecar Investment, L.P. and PCG-Ares Sidecar Investment II, L.P.	50.0	(12.4)	37.6	(37.6)	—
Rawlings Sporting Goods Company, Inc. and SEP Diamond Fund, L.P.	12.2	(10.9)	1.3	—	1.3
Schill Landscaping and Lawn Care Services LLC, Tender Lawn Care ULC and Landscape Parallel Partners, L.P.	2.5	—	2.5	—	2.5
Wellington-Altus Financial Inc.	2.4	—	2.4	—	2.4
Worldwide Produce Acquisition, LLC and REP WWP Coinvest IV, L.P.	0.2	—	0.2	—	0.2
	$195.9	$(91.4)	$104.5	$(43.3)	$61.2

(17)As of September 30, 2024, the Company had commitments to co-invest in the SDLP for its portion of the SDLP’s commitment to fund delayed draw loans of up to $68. See Note 4 for more information on the SDLP.

(18)Other than the investments noted by this footnote, the fair value of the Company’s investments is determined using unobservable inputs that are significant to the overall fair value measurement. See Note 8 for more information regarding the fair value of the Company’s investments.

(19)As of September 30, 2024, the estimated net unrealized gain for federal tax purposes was $0.2 billion based on a tax cost basis of $26.0 billion. As of September 30, 2024, the estimated aggregate gross unrealized gain for federal income tax purposes was $1.6 billion and the estimated aggregate gross unrealized loss for federal income tax purposes was $1.4 billion.
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
See accompanying notes to consolidated financial statements

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured revolving loan	14.61% (7.00% PIK)	SOFR (Q)	9.00%	06/2021	06/2026		8.7	8.7	8.7	(2)(11)
		First lien senior secured loan	14.61% (7.00% PIK)	SOFR (Q)	9.00%	06/2021	06/2026		54.9	54.9	54.9	(2)(11)
		Class A common units				06/2021		6,580,219		4.7	7.6	(2)
										69.1	72.0
ADG, LLC, GEDC Equity, LLC and RC IV GEDC Investor LLC (5)(15)	Dental services provider	First lien senior secured loan	9.50% (3.00% PIK)	SOFR (S)	4.00%	09/2016	09/2026		15.0	15.0	15.0	(2)(11)
		Second lien senior secured loan	10.00% PIK			06/2023	03/2027		32.0	32.0	32.0	(2)
		Membership units				09/2016		3,000,000		—	—	(2)
		Class A common units				06/2023		10,000,000		29.4	18.6	(2)
										76.4	65.6
Advarra Holdings, Inc. (15)	Provider of central institutional review boards over clinical trials	First lien senior secured loan	10.61%	SOFR (M)	5.25%	08/2022	08/2029		4.0	4.0	4.0	(2)(11)
AHR Funding Holdings, Inc. and AHR Parent Holdings, LP	Provider of revenue cycle management solutions to hospitals	Series A preferred shares	12.75% PIK			07/2022	07/2028	35,000		42.0	42.0	(2)
		Preferred units	8.00% PIK			07/2022		9,900		11.1	13.3	(2)
		Class B common units				07/2022		100,000		0.1	0.1	(2)
										53.2	55.4
Amerivet Partners Management, Inc. and AVE Holdings LP (15)	Veterinary practice management platform	Subordinated loan	16.50% PIK			11/2023	12/2030		48.4	46.9	45.5	(2)
		Class C units				11/2023		7,144		1.4	1.4	(2)
										48.3	46.9
AthenaHealth Group Inc., Minerva Holdco, Inc. and BCPE Co-Invest (A), LP (15)(16)	Revenue cycle management provider to the physician practices and acute care hospitals	First lien senior secured loan	8.61%	SOFR (M)	3.25%	07/2023	02/2029		0.1	0.1	0.1	(2)(11)(18)
		Series A preferred stock	10.75% PIK			02/2022		198,505		242.8	233.1	(2)
		Class A units				02/2022		10,487,951		10.5	12.8	(2)
										253.4	246.0
BAART Programs, Inc., MedMark Services, Inc., and Canadian Addiction Treatment Centres LP	Opioid treatment provider	First lien senior secured loan	10.61%	SOFR (Q)	5.00%	05/2022	06/2027		5.9	6.0	5.8	(2)(11)
Bambino Group Holdings, LLC	Dental services provider	Class A preferred units				12/2016		1,000,000		1.0	0.9	(2)
Center for Autism and Related Disorders, LLC (15)	Autism treatment and services provider specializing in applied behavior analysis therapy	First lien senior secured revolving loan				11/2018	11/2023		6.8	—	—	(2)(10)(14)
		First lien senior secured revolving loan				01/2022	11/2023		1.0	—	—	(2)(10)(14)
		First lien senior secured loan				06/2023	08/2023		2.4	—	—	(2)(10)
										—	—
Color Intermediate, LLC	Provider of pre-payment integrity software solution	First lien senior secured loan	10.95%	SOFR (Q)	5.50%	10/2022	10/2029		20.2	20.2	20.2	(2)(11)
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
See accompanying notes to consolidated financial statements

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
	Distributor of maintenance, repair, and operations parts	First lien senior secured revolving loan	12.10%	SOFR (Q)	6.75%	12/2022	04/2028		0.9	0.8	0.9	(2)(11)
		First lien senior secured loan	12.10%	SOFR (Q)	6.75%	12/2022	04/2029		0.1	0.1	0.1	(2)(11)
										0.9	1.0
Sunk Rock Foundry Partners LP, Hatteras Electrical Manufacturing Holding Company and Sigma Electric Manufacturing Corporation, Diecast Beacon (15)	Manufacturer of metal castings, precision machined components and sub-assemblies in the electrical products, power transmission and distribution and general industrial markets	First lien senior secured revolving loan				10/2017	10/2024		—	—	—	(2)(11)(13)
Two Six Labs, LLC (15)	Provider of information operations, cyber, and data analytics products and services for government and defense contracts	First lien senior secured loan	11.35%	SOFR (Q)	6.00%	10/2023	08/2027		8.6	8.6	8.6	(2)(11)

										497.6	550.4		4.91%
Energy
Calyx Energy III, LLC	Oil and gas exploration company	First lien senior secured loan	13.47%	SOFR (M)	8.00%	08/2022	01/2027		43.3	43.3	43.3	(2)(11)
		First lien senior secured loan	16.47%	SOFR (M)	11.00%	06/2023	01/2027		5.0	4.9	5.0	(2)(11)
		First lien senior secured loan	16.46%	SOFR (M)	11.00%	08/2023	01/2027		10.1	9.8	10.1	(2)(11)
										58.0	58.4
Cheyenne Petroleum Company Limited Partnership, CPC 2001 LLC and Mill Shoals LLC (15)	Private oil exploration and production company	First lien senior secured loan	14.45%	SOFR (Q)	9.00%	11/2022	11/2026		49.3	49.3	49.3	(2)(11)
GNZ Energy Bidco Limited and Galileo Co-investment Trust I (15)	Independent fuel provider in New Zealand	First lien senior secured loan	11.69%	BKBM (Q)	6.00%	05/2022	07/2027		30.7	30.5	30.7	(2)(6)(11)
		Common units				07/2022		17,616,667		5.9	10.0	(2)(6)
										36.4	40.7
Halcon Holdings, LLC	Operator of development, exploration, and production oil company	First lien senior secured loan	12.94%	SOFR (Q)	7.50%	11/2021	11/2025		11.4	11.3	11.4	(2)
HighPeak Energy, Inc.	Oil and gas exploration and production company	First lien senior secured loan	13.00%	SOFR (A)	7.50%	09/2023	09/2026		91.9	89.8	91.9	(2)(6)(11)
Murchison Oil and Gas, LLC and Murchison Holdings, LLC	Exploration and production company	First lien senior secured loan	14.00%	SOFR (Q)	8.50%	06/2022	06/2026		78.3	78.3	78.3	(2)(11)
		Preferred units	8.00%			06/2022		41,000		41.0	52.0
										119.3	130.3
Offen, Inc.	Distributor of fuel, lubricants, diesel exhaust fluid, and premium additives	First lien senior secured loan	10.38%	SOFR (M)	5.00%	05/2022	06/2026		0.1	0.1	0.1	(2)
SilverBow Resources, Inc.	Oil and gas producer	Common stock				06/2022		369,760		10.1	10.8	(2)(6)(18)
VPROP Operating, LLC and V SandCo, LLC (5)	Sand-based proppant producer and distributor to the oil and natural gas industry	First lien senior secured loan	15.10%	SOFR (M)	9.50%	03/2017	11/2024		27.3	27.3	27.3	(2)(11)
		First lien senior secured loan	15.10%	SOFR (M)	9.50%	06/2020	11/2024		6.0	6.0	6.0	(2)(11)	Radwell Parent, LLC (15)
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

(17)As of December 31, 2023, the Company had commitments to co-invest in the SDLP for its portion of the SDLP’s commitment to fund delayed draw loans of up to $60. See Note 4 for more information on the SDLP.

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

See accompanying notes to consolidated financial statements

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions, except per share data)
(unaudited)

	Common Stock		Capital in Excess of Par Value	Accumulated Undistributed (Overdistributed) Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	519	$1	$9,556	$(2)	$9,555
Issuances of common stock (net of offering and underwriting costs)	26	—	477	—	477
Net investment income	—	—	—	318	318
Net realized losses on investments, foreign currency and other transactions	—	—	—	(50)	(50)
Net unrealized gains on investments, foreign currency and other transactions	—	—	—	10	10
Dividends declared and payable ($0.48 per share)	—	—	—	(261)	(261)
Balance at March 31, 2023	545	$1	$10,033	$15	$10,049
Issuances of common stock (net of offering and underwriting costs)	12	—	227	—	227
Shares issued in connection with dividend reinvestment plan	—	—	13	—	13
Net investment income	—	—	—	314	314
Net realized losses on investments, foreign currency and other transactions	—	—	—	(81)	(81)
Net unrealized gains on investments, foreign currency and other transactions	—	—	—	98	98
Dividends declared and payable ($0.48 per share)	—	—	—	(266)	(266)
Balance at June 30, 2023	557	$1	$10,273	$80	$10,354
Issuances of common stock (net of offering and underwriting costs)	11	—	215	—	215
Shares issued in connection with dividend reinvestment plan	1	—	17	—	17
Net investment income	—	—	—	289	289
Net realized losses on investments, foreign currency and other transactions	—	—	—	(76)	(76)
Net unrealized gains on investments, foreign currency and other transactions	—	—	—	287	287
Dividends declared and payable ($0.48 per share)	—	—	—	(271)	(271)
Balance at September 30, 2023	569	$1	$10,505	$309	$10,815
Issuances of common stock (net of offering and underwriting costs)	12	—	236	—	236
Shares issued in connection with dividend reinvestment plan	1	—	17	—	17
Net investment income	—	—	—	345	345
Net realized gains on investments, foreign currency and other transactions	—	—	—	28	28
Net unrealized gains on investments, foreign currency and other transactions	—	—	—	40	40
Dividends declared and payable ($0.48 per share)	—	—	—	(280)	(280)
Tax reclassification of stockholders’ equity in accordance with GAAP	—	—	(20)	20	—
Balance at December 31, 2023	582	$1	$10,738	$462	$11,201
Issuances of common stock (net of offering and underwriting costs)	5	—	85	—	85
Shares issued in connection with dividend reinvestment plan	1	—	21	—	21
Net investment income	—	—	—	325	325
Net realized losses on investments, foreign currency, extinguishment of debt and other transactions	—	—	—	(32)	(32)
Net unrealized gains on investments, foreign currency and other transactions	—	—	—	156	156
Conversion of 2024 Convertible Notes	20	—	407	—	407
Dividends declared and payable ($0.48 per share)	—	—	—	(291)	(291)
Balance at March 31, 2024	608	$1	$11,251	$620	$11,872
Issuances of common stock (net of offering and underwriting costs)	21	—	449	—	449
Shares issued in connection with dividend reinvestment plan	1	—	21	—	21
Net investment income	—	—	—	358	358
Net realized gains on investments, foreign currency and other transactions	—	—	—	12	12
Net unrealized losses on investments, foreign currency and other transactions	—	—	—	(48)	(48)
Dividends declared and payable ($0.48 per share)	—	—	—	(300)	(300)
Balance at June 30, 2024	630	$1	$11,721	$642	$12,364
Issuances of common stock (net of offering and underwriting costs)	15	—	302	—	302
Shares issued in connection with dividend reinvestment plan	1	—	21	—	21
Net investment income	—	—	—	361	361
Net realized losses on investments, foreign currency and other transactions	—	—	—	(24)	(24)
Net unrealized gains on investments, foreign currency and other transactions	—	—	—	57	57
Dividends declared and payable ($0.48 per share)	—	—	—	(308)	(308)
Balance at September 30, 2024	646	$1	$12,044	$728	$12,773

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
(unaudited)

	For the Nine Months Ended September 30,
	2024	2023
OPERATING ACTIVITIES:
Net increase in stockholders' equity resulting from operations	$1,165	$1,109
Adjustments to reconcile net increase in stockholders’ equity resulting from operations:
Net realized losses on investments, foreign currency and other transactions	30	207
Net unrealized gains on investments, foreign currency and other transactions	(165)	(395)
Realized loss on extinguishment of debt	14	—
Net gains on interest rate swaps accounted for as hedge instruments and the related hedged items	(1)	—
Net accretion of discount on investments	(14)	(12)
PIK interest	(150)	(119)
Collections of PIK interest	67	44
PIK dividends	(189)	(145)
Collections of PIK dividends	17	11
Amortization of debt issuance costs	25	23
Net amortization of premium on notes payable	(5)	(3)
Proceeds from sales and repayments of investments and other transactions	6,737	4,024
Purchases of investments	(9,469)	(3,852)
Changes in operating assets and liabilities:
Interest receivable	(14)	(29)
Other assets	(10)	(29)
Operating lease right-of-use asset	3	7
Base management fee payable	12	2
Income based fee payable	2	2
Capital gains incentive fee payable	18	40
Interest and facility fees payable	(13)	(20)
Payable to participants	9	43
Accounts payable and other liabilities	75	(27)
Operating lease liabilities	(4)	(11)
Net cash (used in) provided by operating activities	(1,860)	870
FINANCING ACTIVITIES:
Borrowings on debt	10,649	3,011
Repayments and repurchases of debt	(8,681)	(3,702)
Debt issuance costs	(38)	(17)
Repayment of 2024 Convertible Notes	(10)	—
Net proceeds from issuance of common stock	836	919
Dividends paid	(836)	(768)
Secured borrowings, net	—	(45)
Net cash provided by (used in) financing activities	1,920	(602)
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	60	268
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	564	337
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$624	$605
Supplemental Information:
Interest paid during the period	$513	$412
Taxes, including excise tax, paid during the period	$58	$29
Dividends declared and payable during the period	$899	$798

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2024
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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include funds from time to time deposited with financial institutions and short-term, liquid investments in a money market account. Cash and cash equivalents are carried at cost which approximates fair value. As of September 30, 2024 and December 31, 2023, there was $22 and $36, respectively, of cash denominated in foreign currencies included within “cash and cash equivalents” or “restricted cash” in the accompanying consolidated balance sheet.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the consolidated balance sheet to the total amount shown at the end of the applicable period in the consolidated statement of cash flows:

	As of
	September 30, 2024	December 31, 2023
Cash and cash equivalents	$486	$535
Restricted cash	138	29
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$624	$564

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

The Company may hold certain portfolio company investments through consolidated taxable subsidiaries. Such subsidiaries may be subject to U.S. federal and state corporate-level income taxes. These consolidated subsidiaries recognize deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between the tax basis of certain assets and liabilities and the reported amounts included in the accompanying consolidated balance sheet using the applicable statutory tax rates in effect for the year in which any such temporary differences are expected to reverse. As of September 30, 2024 and December 31, 2023, the Company recorded deferred tax liabilities of $71 and $87, respectively, included within “accounts payable and other liabilities” in the accompanying consolidated balance sheet, for certain of the Company’s taxable consolidated subsidiaries.

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

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”),” which intends to improve the transparency of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact to its consolidated financial statements.

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

The base management fee, income based fee and capital gains incentive fee for the three and nine months ended September 30, 2024 and 2023 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Base management fee	$96	$81	$274	$239
Income based fee	$92	$83	$273	$238
Capital gains incentive fee(1)	$7	$42	$19	$40
________________________________________

(1)Calculated in accordance with GAAP as discussed below.

There was no capital gains incentive fee payable to the Company’s investment adviser as calculated under the investment advisory and management agreement for the three and nine months ended September 30, 2024 and 2023. In addition, in accordance with GAAP, the Company had cumulatively accrued a capital gains incentive fee of $106 as of September 30, 2024. GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the investment advisory and management agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains incentive fee plus the aggregate cumulative unrealized capital appreciation, net of any expense associated with cumulative unrealized capital depreciation or appreciation. If such amount is positive at the end of a period, then GAAP requires the Company to record a capital gains incentive fee equal to 20% of such cumulative amount, less the aggregate amount of actual capital gains incentive fees paid or capital gains incentive fees accrued under GAAP in all prior periods. As of September 30, 2024, the Company has paid capital gains incentive fees since inception totaling $133. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future.

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

For the three and nine months ended September 30, 2024, the Company incurred $3 and $9, respectively, and $4 and $10, respectively, for the comparable periods in 2023, in administrative and other fees, including certain costs that are reimbursable under the investment advisory and management agreement or the administration agreement. As of September 30, 2024 and December 31, 2023, $5 and $4, respectively, in administrative and other fees were unpaid and included in “accounts payable and other liabilities” in the accompanying consolidated balance sheet.

4. INVESTMENTS

As of September 30, 2024 and December 31, 2023, investments consisted of the following:

	As of
	September 30, 2024		December 31, 2023
	Amortized Cost(1)	Fair Value	Amortized Cost(1)	Fair Value
First lien senior secured loans(2)	$13,927	$13,684	$10,313	$10,081
Second lien senior secured loans	2,859	2,755	3,980	3,753
Subordinated certificates of the SDLP(3)	1,231	1,159	1,316	1,288
Senior subordinated loans	1,443	1,414	1,150	1,096
Preferred equity	2,666	2,685	2,457	2,460
Ivy Hill Asset Management, L.P.(4)	1,729	1,954	1,763	1,987
Other equity	1,718	2,267	1,689	2,209
Total	$25,573	$25,918	$22,668	$22,874
________________________________________

(1)The amortized cost represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest or dividends.

(2)First lien senior secured loans include certain loans that the Company classifies as “unitranche” loans. The total amortized cost and fair value of the loans that the Company classified as “unitranche” loans were $8,137 and $8,020 respectively, as of September 30, 2024, and $5,786 and $5,667, respectively, as of December 31, 2023.

(3)The proceeds from these certificates were applied to co-investments with Varagon Capital Partners (“Varagon”) and its clients to fund first lien senior secured loans to 19 and 22 different borrowers as of September 30, 2024 and December 31, 2023, respectively.

(4)Includes the Company’s subordinated loan and equity investments in IHAM (as defined below), as applicable.

The Company uses GICS for classifying the industry groupings of its portfolio companies. The industrial and geographic compositions of the Company’s portfolio at fair value as of September 30, 2024 and December 31, 2023 were as follows:

	As of
	September 30, 2024	December 31, 2023
Industry
Software and Services	25.4%	23.2%
Health Care Services	12.8	12.1
Commercial and Professional Services	10.7	9.8
Financial Services(1)	10.0	11.5
Insurance Services	5.8	5.1
Consumer Services	4.8	4.3
Investment Funds and Vehicles(2)	4.7	5.8
Power Generation	3.5	4.2
Retailing and Distribution	3.3	2.5
Media and Entertainment	3.2	2.8
Capital Goods	2.8	2.4
Consumer Durables and Apparel	2.2	3.1
Consumer Staples Distribution and Retail	2.0	1.8
Energy	1.5	2.2
Pharmaceuticals, Biotechnology and Life Sciences	1.4	1.5
Other	5.9	7.7
Total	100.0%	100.0%
________________________________________

(1)Includes the Company’s investment in IHAM.

(2)Includes the Company’s investment in the SDLP (as defined below), which had made first lien senior secured loans to 19 and 22 different borrowers as of September 30, 2024 and December 31, 2023, respectively. The portfolio companies in the SDLP are in industries similar to the companies in the Company’s portfolio.

	As of
	September 30, 2024	December 31, 2023
Geographic Region
West(1)	24.2%	24.3%
Midwest	24.1	24.7
Southeast	18.4	18.5
Mid-Atlantic	14.7	13.3
Northeast(2)	12.3	13.2
International	6.3	6.0
Total	100.0%	100.0%
________________________________________

(1)Includes the Company’s investment in the SDLP, which represented 4.5% and 5.6% of the total investment portfolio at fair value as of September 30, 2024 and December 31, 2023, respectively.

(2)Includes the Company’s investment in IHAM, which represented 7.5% and 8.7% of the total investment portfolio at fair value as of September 30, 2024 and December 31, 2023, respectively.

As of September 30, 2024 and December 31, 2023, loans on non-accrual status represented 1.3% of the total investments at amortized cost (or 0.6% at fair value) and 1.3% at amortized cost (or 0.6% at fair value), respectively.

Ivy Hill Asset Management, L.P.

Ivy Hill Asset Management, L.P. (“IHAM”), a wholly owned portfolio company of the Company, is an asset manager and an SEC-registered investment adviser. As of September 30, 2024, IHAM had assets under management of approximately $13.2 billion. As of September 30, 2024, IHAM managed 21 vehicles (the “IHAM Vehicles”). IHAM earns fee income from managing the IHAM Vehicles and has also invested in certain of these vehicles as part of its business strategy. The amortized cost of IHAM’s total investments as of September 30, 2024 and December 31, 2023 was $2,304 and $2,288, respectively. For the three and nine months ended September 30, 2024, IHAM had management and incentive fee income of $13 and $41, respectively, and investment-related income of $75 and $266, respectively, which included net realized gains or losses on investments and other transactions. For the three and nine months ended September 30, 2023, IHAM had management and incentive fee income of $15 and $42, respectively, and investment-related income of $80 and $236, respectively, which included net realized gains or losses on investments and other transactions.

 The amortized cost and fair value of the Company’s investment in IHAM as of September 30, 2024 and December 31, 2023 were as follows:

	As of
	September 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Subordinated loan(1)	$28	$28	$62	$62
Equity	1,701	1,926	1,701	1,925
Total investment in IHAM	$1,729	$1,954	$1,763	$1,987
_______________________________________________________________________________

(1)The Company has provided a commitment to fund up to $500 to IHAM, of which the availability is solely at the Company’s discretion.

The interest income and dividend income that the Company earned from IHAM for the three and nine months ended September 30, 2024 and 2023 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Interest income	$1	$5	$2	$28
Dividend income	$69	$62	$204	$179

From time to time, IHAM or certain IHAM Vehicles may purchase investments from, or sell investments to, the Company. For any such sales or purchases by the IHAM Vehicles to or from the Company, the IHAM Vehicle must obtain approval from third parties unaffiliated with the Company or IHAM, as applicable. During the nine months ended September 30, 2024 and 2023, IHAM or certain of the IHAM Vehicles purchased $301 and $842, respectively, of loans from the Company. For the nine months ended September 30, 2024 and 2023, the Company recognized $1 and $12, respectively, of net realized losses from these sales. During the nine months ended September 30, 2024 and 2023, IHAM or certain IHAM Vehicles sold $32 and $26, respectively, of investments to the Company.

The yields at amortized cost and fair value of the Company’s investments in IHAM as of September 30, 2024 and December 31, 2023 were as follows:

	As of
	September 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Subordinated loan	11.3%	11.3%	12.0%	12.0%
Equity(1)	16.2%	14.3%	15.1%	13.3%
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

Selected Financial Information

Pursuant to Rule 4-08(g) of Regulation S-X, selected financial information of IHAM, in conformity with GAAP, as of September 30, 2024 and December 31, 2023 and for the three and nine months ended September 30, 2024 and 2023 are presented below.

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

	As of September 30, 2024
	IHAM	Consolidated IHAM Vehicles(1)	Eliminations	Consolidated
Selected Balance Sheet Information:
Assets
Investments at fair value(2)	$2,249	$8,421	$(2,212)	$8,458
Cash and cash equivalents	4	831	—	835
Other assets	72	126	(57)	141
Total assets	$2,325	$9,378	$(2,269)	$9,434

Liabilities
Debt	$453	$6,696	$—	$7,149
Subordinated note from ARCC	28	—	—	28
Subordinated notes(3)	—	1,242	(927)	315
Other liabilities	11	151	(14)	148
Total liabilities	492	8,089	(941)	7,640
Equity
Contributed capital	1,701	—	—	1,701
Accumulated earnings	188	—	—	188
Net unrealized losses on investments and foreign currency transactions(4)	(56)	—	—	(56)
Non-controlling interests in Consolidated IHAM Vehicles(5)	—	1,289	(1,328)	(39)
Total equity	1,833	1,289	(1,328)	1,794
Total liabilities and equity	$2,325	$9,378	$(2,269)	$9,434

	As of December 31, 2023
	IHAM	Consolidated IHAM Vehicles(1)	Eliminations	Consolidated
Selected Balance Sheet Information:
Assets
Investments at fair value(2)	$2,274	$9,392	$(2,265)	$9,401
Cash and cash equivalents	9	707	—	716
Other assets	70	100	(68)	102
Total assets	$2,353	$10,199	$(2,333)	$10,219

Liabilities
Debt	$462	$7,459	$—	$7,921
Subordinated note from ARCC	62	—	—	62
Subordinated notes(3)	—	1,280	(992)	288
Other liabilities	17	189	(16)	190
Total liabilities	541	8,928	(1,008)	8,461
Equity
Contributed capital	1,701	—	—	1,701
Accumulated earnings	126	—	—	126
Net unrealized losses on investments and foreign currency transactions(4)	(15)	—	—	(15)
Non-controlling interests in Consolidated IHAM Vehicles(5)	—	1,271	(1,325)	(54)
Total equity	1,812	1,271	(1,325)	1,758
Total liabilities and equity	$2,353	$10,199	$(2,333)	$10,219
________________________________________

(1)Consolidated for GAAP purposes only.

(2)The determination of such fair value is determined in accordance with IHAM’s valuation process (separate and apart from the Company’s valuation process described elsewhere herein). The amortized cost of IHAM’s total investments as of September 30, 2024 and December 31, 2023 was $2,304 and $2,288, respectively. The amortized cost of the total investments of IHAM on a consolidated basis as of September 30, 2024 and December 31, 2023 was $8,597 and $9,619, respectively.

(3)Subordinated notes generally represent the most junior capital in certain of the Consolidated IHAM Vehicles and effectively represent equity in such vehicles.

(4)As of September 30, 2024 and December 31, 2023, net unrealized losses of $53 and $13, respectively, have been eliminated upon consolidation and the elimination is included in “non-controlling interests in Consolidated IHAM Vehicles” in the selected balance sheet information.

(5)Non-controlling interests in Consolidated IHAM Vehicles includes net unrealized depreciation in the Consolidated IHAM Vehicles of $139 and $221 as of September 30, 2024 and December 31, 2023, respectively.

	For the Three Months Ended September 30, 2024
	IHAM	Consolidated IHAM Vehicles(1)	Eliminations	Consolidated
Selected Statement of Operations Information:
Revenues
Investment income	$77	$251	$(75)	$253
Management fees and other income	13	2	(12)	3
Total revenues	90	253	(87)	256
Expenses
Interest expense	10	139	—	149
Distributions to subordinated notes	—	49	(37)	12
Management fees and other expenses	4	14	(12)	6
Total expenses	14	202	(49)	167
Net operating income	76	51	(38)	89
Net realized losses on investments and foreign currency	(2)	(39)	2	(39)
Net unrealized (losses) gains on investments, foreign currency and other transactions	(8)	41	10	43
Total net realized and unrealized (losses) gains on investments, foreign currency and other transactions	(10)	2	12	4
Net income	66	53	(26)	93
Less: Net income attributable to non-controlling interests in Consolidated IHAM Vehicles	—	53	(26)	27
Net income attributable to Ivy Hill Asset Management, L.P.	$66	$—	$—	$66

	For the Nine Months Ended September 30, 2024
	IHAM	Consolidated IHAM Vehicles(1)	Eliminations	Consolidated
Selected Statement of Operations Information:
Revenues
Investment income	$263	$784	$(257)	$790
Management fees and other income	41	8	(38)	11
Total revenues	304	792	(295)	801
Expenses
Interest expense	30	432	—	462
Distributions to subordinated notes	—	154	(114)	40
Management fees and other expenses	11	47	(38)	20
Total expenses	41	633	(152)	522
Net operating income	263	159	(143)	279
Net realized gains (losses) on investments and foreign currency	3	(113)	(7)	(117)
Net realized loss on extinguishment of debt	—	(1)	—	(1)
Net unrealized (losses) gains on investments, foreign currency and other transactions	(41)	88	40	87
Total net realized and unrealized losses on investments, foreign currency and other transactions	(38)	(26)	33	(31)
Net income	225	133	(110)	248
Less: Net income attributable to non-controlling interests in Consolidated IHAM Vehicles	—	133	(110)	23
Net income attributable to Ivy Hill Asset Management, L.P.	$225	$—	$—	$225

	For the Three Months Ended September 30, 2023
	IHAM	Consolidated IHAM Vehicles(1)	Eliminations	Consolidated
Selected Statement of Operations Information:
Revenues
Investment income	$87	$285	$(87)	$285
Management fees and other income	15	3	(14)	4
Total revenues	102	288	(101)	289
Expenses
Interest expense	15	152	—	167
Distributions to subordinated notes	—	52	(40)	12
Management fees and other expenses	3	19	(14)	8
Total expenses	18	223	(54)	187
Net operating income	84	65	(47)	102
Net realized losses on investments and other transactions	(7)	(16)	8	(15)
Net unrealized gains on investments and other transactions	2	46	(4)	44
Total net realized and unrealized (losses) gains on investments and other transactions	(5)	30	4	29
Net income	79	95	(43)	131
Less: Net income attributable to non-controlling interests in Consolidated IHAM Vehicles	—	95	(43)	52
Net income attributable to Ivy Hill Asset Management, L.P.	$79	$—	$—	$79

	For the Nine Months Ended September 30, 2023
	IHAM	Consolidated IHAM Vehicles(1)	Eliminations	Consolidated
Selected Statement of Operations Information:
Revenues
Investment income	$253	$813	$(251)	$815
Management fees and other income	42	6	(40)	8
Total revenues	295	819	(291)	823
Expenses
Interest expense	50	424	—	474
Distributions to subordinated notes	—	141	(110)	31
Management fees and other expenses	11	55	(40)	26
Total expenses	61	620	(150)	531
Net operating income	234	199	(141)	292
Net realized losses on investments and other transactions	(17)	(26)	8	(35)
Net unrealized gains on investments and other transactions	19	76	(23)	72
Total net realized and unrealized gains on investments and other transactions	2	50	(15)	37
Net income	236	249	(156)	329
Less: Net income attributable to non-controlling interests in Consolidated IHAM Vehicles	—	249	(156)	93
Net income attributable to Ivy Hill Asset Management, L.P.	$236	$—	$—	$236
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

The Company provides capital to the SDLP in the form of subordinated certificates (the “SDLP Certificates”), and Varagon and its clients provide capital to the SDLP in the form of senior notes, intermediate funding notes and the SDLP Certificates. As of September 30, 2024 and December 31, 2023, the Company and a client of Varagon owned 87.5% and 12.5%, respectively, of the outstanding SDLP Certificates.

As of September 30, 2024 and December 31, 2023, the Company and Varagon and its clients had agreed to make capital available to the SDLP of $6,150 and $6,150, respectively, in the aggregate, of which $1,444 and $1,444, respectively, is to be made available from the Company. The Company will continue to provide capital to the SDLP in the form of the SDLP Certificates, and Varagon and its clients will provide capital to the SDLP in the form of senior notes, intermediate funding notes and the SDLP Certificates. This capital will only be committed to the SDLP upon approval of transactions by the investment committee of the SDLP as discussed above. Below is a summary of the funded capital and unfunded capital commitments of the SDLP.

	As of
	September 30, 2024	December 31, 2023
Total capital funded to the SDLP(1)	$4,900	$5,361
Total capital funded to the SDLP by the Company(1)	$1,274	$1,328
Total unfunded capital commitments to the SDLP(2)	$291	$260
Total unfunded capital commitments to the SDLP by the Company(2)	$68	$60
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

The amortized cost and fair value of the SDLP Certificates held by the Company and the Company’s yield on its investment in the SDLP Certificates at amortized cost and fair value as of September 30, 2024 and December 31, 2023 were as follows:

	As of
	September 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment in the SDLP Certificates	$1,231	$1,159	$1,316	$1,288
Yield on the investment in the SDLP Certificates	12.9%	13.7%	13.6%	13.9%

The interest income from the Company’s investment in the SDLP Certificates and capital structuring service fees and other income earned for the three and nine months ended September 30, 2024 and 2023 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Interest income	$43	$43	$131	$129
Capital structuring service fees and other income	$4	$1	$9	$8

As of September 30, 2024 and December 31, 2023, the SDLP’s portfolio was comprised entirely of first lien senior secured loans to U.S. middle-market companies and were in industries similar to the companies in the Company’s portfolio. As of September 30, 2024 and December 31, 2023, one of the loans was on non-accrual status. Below is a summary of the SDLP’s portfolio.

	As of
	September 30, 2024	December 31, 2023
Total first lien senior secured loans(1)(2)	$4,889	$5,431
Largest loan to a single borrower(1)	$367	$370
Total of five largest loans to borrowers(1)	$1,686	$1,650
Number of borrowers in the SDLP	19	22
Commitments to fund delayed draw loans(3)	$291	$260
___________________________________________________________________________

(1)At principal amount.

(2)First lien senior secured loans include certain loans that the SDLP classifies as “unitranche” loans. As of September 30, 2024 and December 31, 2023, the total principal amount of loans in the SDLP portfolio that the SDLP classified as “unitranche” loans was $4,181 and $4,558, respectively.

(3)As discussed above, these commitments have been approved by the investment committee of the SDLP.

Pursuant to Rule 4-08(g) of Regulation S-X, selected financial information of the SDLP, in conformity with GAAP, as of September 30, 2024 and December 31, 2023 and for the three and nine months ended September 30, 2024 and 2023 are presented below:

	As of
	September 30, 2024	December 31, 2023
Selected Balance Sheet Information:
Investments at fair value (amortized cost of $4,724 and $5,267, respectively)	$4,581	$5,129
Other assets	169	192
Total assets	$4,750	$5,321

Senior notes	$3,319	$3,705
Intermediate funding notes	125	139
Other liabilities	130	136
Total liabilities	3,574	3,980
Subordinated certificates and members’ capital	1,176	1,341
Total liabilities and members’ capital	$4,750	$5,321

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Selected Statement of Operations Information:
Total investment income	$137	$145	$420	$421
Interest expense	74	76	228	217
Other expenses	5	7	13	19
Total expenses	79	83	241	236
Net investment income	58	62	179	185
Net realized and unrealized (losses) gains on investments	(25)	6	(97)	(79)
Net increase in members’ capital resulting from operations	$33	$68	$82	$106

5. DEBT

In accordance with the Investment Company Act, the Company is allowed to borrow amounts such that its asset coverage, calculated pursuant to the Investment Company Act, is at least 150% after such borrowing. The Company’s asset coverage requirement applicable to senior securities was reduced from 200% to 150% effective June 21, 2019. As of September 30, 2024, the aggregate principal amount outstanding of the senior securities issued by the Company was $13,487 and the Company’s asset coverage was 195%.

The Company’s outstanding debt as of September 30, 2024 and December 31, 2023 was as follows:

	As of
	September 30, 2024					December 31, 2023
	Total Aggregate Principal Amount Committed/ Outstanding (1)		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Committed/ Outstanding (1)		Principal Amount Outstanding	Carrying Value
Revolving Credit Facility	$4,513	(2)	$1,713	$1,713		$4,758	(2)	$1,413	$1,413
Revolving Funding Facility	1,775		822	822		1,775		863	863
SMBC Funding Facility	800	(3)	492	492		800	(3)	401	401
BNP Funding Facility	1,265		784	784		865		575	575
2024-1 CLO Notes(4)	476		476	473	(5)	—		—	—
2024 Convertible Notes	—		—	—	(5)	403		403	402	(5)
June 2024 Notes	—		—	—	(5)	900		900	899	(5)
March 2025 Notes	600		600	600	(5)	600		600	599	(5)
July 2025 Notes	1,250		1,250	1,252	(5)	1,250		1,250	1,255	(5)
January 2026 Notes	1,150		1,150	1,148	(5)	1,150		1,150	1,146	(5)
July 2026 Notes	1,000		1,000	995	(5)	1,000		1,000	993	(5)
January 2027 Notes	900		900	909	(5)(6)	900		900	905	(5)(6)
June 2027 Notes	500		500	496	(5)	500		500	495	(5)
June 2028 Notes	1,250		1,250	1,248	(5)	1,250		1,250	1,247	(5)
March 2029 Notes	1,000		1,000	1,005	(5)(6)	—		—	—
July 2029 Notes	850		850	871	(5)(6)	—		—	—
November 2031 Notes	700		700	692	(5)	700		700	691	(5)
Total	$18,029		$13,487	$13,500		$16,851		$11,905	$11,884
________________________________________

(1)Represents the total aggregate amount committed or outstanding, as applicable, under such instrument. Borrowings under the committed Revolving Credit Facility, Revolving Funding Facility, SMBC Funding Facility and BNP Funding Facility (each as defined below) are subject to borrowing base and other restrictions.

(2)Provides for a feature that allows the Company, under certain circumstances, to increase the size of the Revolving Credit Facility to a maximum of $6,732 and $7,137, as of September 30, 2024 and December 31, 2023, respectively.

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

(6)The carrying value of the January 2027 Notes, the March 2029 Notes and the July 2029 Notes (each as defined below) as of September 30, 2024 includes adjustments as a result of effective hedge accounting relationships. The carrying value of the January 2027 Notes as of December 31, 2023 includes an adjustment as a result of an effective hedge accounting relationship. See Note 6 for more information on the interest rate swaps.

 The weighted average stated interest rate and weighted average maturity, both on aggregate principal amount outstanding, of all the Company’s outstanding debt as of September 30, 2024 were 5.2% and 3.5 years, respectively, and as of

December 31, 2023 were 4.8% and 3.0 years, respectively. The weighted average stated interest rate of all the Company’s debt outstanding as of September 30, 2024 and December 31, 2023 includes the impact of interest rate swaps. See Note 6 for more information on the interest rate swaps.

Revolving Credit Facility

The Company is party to a senior secured revolving credit facility (as amended and restated, the “Revolving Credit Facility”), that allows the Company to borrow up to $4,513 at any one time outstanding. The Revolving Credit Facility consists of a $3,400 revolving tranche and a $1,113 term loan tranche. As of September 30, 2024, the end of the revolving periods and the stated maturity dates of the various revolving and term loan tranches of the Revolving Credit Facility were as follows:

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

Under the Revolving Credit Facility, the Company is required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including, without limitation, covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) maintaining a certain minimum stockholders’ equity, (e) maintaining a ratio of total assets (less total liabilities not representing indebtedness) to total indebtedness of the Company and its consolidated subsidiaries (subject to certain exceptions) of not less than 1.5:1.0, (f) limitations on pledging certain unencumbered assets, and (g) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and certain of its subsidiaries. These covenants are subject to important limitations and exceptions that are described in the documents governing the Revolving Credit Facility. Amounts available to borrow under the Revolving Credit Facility (and the incurrence of certain other permitted debt) are also subject to compliance with a borrowing base that applies different advance rates to different types of assets (based on their value as determined pursuant to the Revolving Credit Facility) that are pledged as collateral. As of September 30, 2024, the Company was in compliance in all material respects with the terms of the Revolving Credit Facility.

As of September 30, 2024 and December 31, 2023, there was $1,713 and $1,413 outstanding, respectively, under the Revolving Credit Facility. The Revolving Credit Facility also provides for a sub-limit for the issuance of letters of credit for up to an aggregate amount of $250 with the ability to increase by an incremental $50 on an uncommitted basis. As of September 30, 2024 and December 31, 2023, the Company had $53 and $60, respectively, in letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued. As of September 30, 2024, there was $2,747, available for borrowing (net of letters of credit issued) under the Revolving Credit Facility, subject to borrowing base restrictions.

The interest rate charged on the Revolving Credit Facility is based on SOFR plus a credit spread adjustment of 0.10% (or an alternate rate of interest for certain loans, commitments and/or other extensions of credit denominated in Sterling, Canadian Dollars, Euros and certain other foreign currencies plus a spread adjustment, if applicable) and an applicable spread of either 1.75% or 1.875% or an “alternate base rate” (as defined in the documents governing the Revolving Credit Facility) plus an applicable spread of 0.75% or 0.875%, in each case, determined monthly based on the total amount of the borrowing base relative to the sum of (i) the greater of (a) the aggregate amount of revolving exposure and term loans outstanding under the Revolving Credit Facility and (b) 85% of the total commitments of the Revolving Credit Facility (or, if higher, the total revolving exposure) plus (ii) other debt, if any, secured by the same collateral as the Revolving Credit Facility. The Revolving Credit Facility allows for borrowings to be made using one, three or six month SOFR. As of September 30, 2024, the one, three and six month SOFR was 4.85%, 4.59% and 4.25%, respectively. As of September 30, 2024, the applicable spread in effect was 1.75%. In addition to the stated interest expense on the Revolving Credit Facility, the Company is required to pay a commitment fee of 0.375% per annum on any unused portion of the Revolving Credit Facility. The Company is also required to pay a letter of credit fee of either 2.00% or 2.125% per annum on letters of credit issued, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility.

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

For the three and nine months ended September 30, 2024 and 2023, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Revolving Credit Facility were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Stated interest expense	$33	$26	$78	$94
Credit facility fees	3	3	10	9
Amortization of debt issuance costs	2	2	7	6
Total interest and credit facility fees expense	$38	$31	$95	$109
Cash paid for interest expense	$31	$28	$92	$103
Average stated interest rate	7.22%	7.25%	7.33%	6.64%
Average outstanding balance	$1,818	$1,479	$1,420	$1,885

Letter of Credit Facility

In May 2023, the Company and Deutsche Bank AG New York Branch (the “DB Issuer”) entered into an uncommitted continuing agreement (the “Letter of Credit Facility”), which allows the DB Issuer to issue letters of credit or demand guarantees, at the request of the Company, on behalf of certain portfolio companies. The Company is required to make payments to the DB Issuer if the portfolio companies were to default on their related payment obligations. The Letter of Credit Facility is secured on a pari passu basis with the Revolving Credit Facility and pursuant to substantially the same collateral as the Revolving Credit Facility. As of September 30, 2024 and December 31, 2023, the DB Issuer had $118 and $69, respectively, in letters of credit issued under the Letter of Credit Facility.

Revolving Funding Facility

The Company and the Company’s consolidated subsidiary, Ares Capital CP Funding LLC (“Ares Capital CP”), are party to a revolving funding facility (as amended, the “Revolving Funding Facility”), that allows Ares Capital CP to borrow up to $1,775 at any one time outstanding. The Revolving Funding Facility is secured by all of the assets held by, and the membership interest in, Ares Capital CP. The end of the reinvestment period and the stated maturity date for the Revolving Funding Facility are December 29, 2024 and December 29, 2026, respectively. See Note 14 for a subsequent event relating to the Revolving Funding Facility.

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

These covenants are subject to important limitations and exceptions that are described in the documents governing the Revolving Funding Facility. As of September 30, 2024, the Company and Ares Capital CP were in compliance in all material respects with the terms of the Revolving Funding Facility.

As of September 30, 2024 and December 31, 2023, there was $822 and $863 outstanding, respectively, under the Revolving Funding Facility. The interest rate charged on the Revolving Funding Facility is based on SOFR plus a credit spread adjustment of 0.10% or a “base rate” (as defined in the documents governing the Revolving Funding Facility) plus an applicable spread of 1.90% per annum. Ares Capital CP is also required to pay a commitment fee of between 0.50% and 1.25% per annum depending on the size of the unused portion of the Revolving Funding Facility.

For the three and nine months ended September 30, 2024 and 2023, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Revolving Funding Facility were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Stated interest expense	$17	$16	$41	$44
Credit facility fees	1	1	5	4
Amortization of debt issuance costs	1	1	3	3
Total interest and credit facility fees expense	$19	$18	$49	$51
Cash paid for interest expense	$16	$16	$42	$43
Average stated interest rate	7.34%	7.46%	7.42%	6.96%
Average outstanding balance	$872	$863	$721	$847

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

Amounts available to borrow under the SMBC Funding Facility are subject to a borrowing base that applies an advance rate to assets held by ACJB. ACJB is also subject to limitations with respect to the loans securing the SMBC Funding Facility, including restrictions on sector concentrations, loan size, payment frequency and status, collateral interests and loans with fixed rates, as well as restrictions on portfolio company leverage, all of which may also affect the borrowing base and therefore amounts available to borrow. The Company and ACJB are also required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the SMBC Funding Facility. As of September 30, 2024, the Company and ACJB were in compliance in all material respects with the terms of the SMBC Funding Facility.

As of September 30, 2024 and December 31, 2023, there was $492 and $401 outstanding, respectively, under the SMBC Funding Facility. Since March 28, 2024, the interest rate charged on the SMBC Funding Facility is based on an applicable spread of either (i) 2.50% over one month SOFR or (ii) 1.50% over a “base rate” (as defined in the documents governing the SMBC Funding Facility). From April 28, 2023 to March 27, 2024, the interest rate charged on the SMBC Funding Facility was based on an applicable spread of either (i) 1.75% or 2.00% over one month SOFR plus a credit spread adjustment of 0.10% or (ii) 0.75% or 1.00% over a “base rate”, in each case, determined monthly based on the amount of the average borrowings outstanding under the SMBC Funding Facility. Prior to April 28, 2023, the interest rate charged on the SMBC Funding Facility was based on an applicable spread of either (i) 1.75% or 2.00% over one month London Interbank Offered Rate (“LIBOR”) or (ii) 0.75% or 1.00% over a “base rate”, in each case, determined monthly based on the amount of the average borrowings outstanding under the SMBC Funding Facility. ACJB is required to pay a commitment fee of between 0.50% and 1.00% per annum depending on the size of the unused portion of the SMBC Funding Facility.

For the three and nine months ended September 30, 2024 and 2023, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the SMBC Funding Facility were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Stated interest expense	$10	$7	$22	$21
Credit facility fees	—	1	2	2
Amortization of debt issuance costs	1	1	2	2
Total interest and credit facility fees expense	$11	$9	$26	$25
Cash paid for interest expense	$9	$7	$21	$21
Average stated interest rate	7.80%	7.34%	8.11%	6.78%
Average outstanding balance	$482	$401	$356	$414

BNP Funding Facility

The Company and the Company’s consolidated subsidiary, ARCC FB Funding LLC (“AFB”), are party to a revolving funding facility (as amended, the “BNP Funding Facility”) with AFB, as the borrower, and BNP Paribas, as the administrative agent and lender, that allows AFB to borrow up to $1,265 at any one time outstanding. The BNP Funding Facility is secured by all of the assets held by AFB. The end of the reinvestment period and the stated maturity date for the BNP Funding Facility are July 26, 2027 and July 26, 2029, respectively. The reinvestment period and the stated maturity date are both subject to a one-year extension by mutual agreement.

Amounts available to borrow under the BNP Funding Facility are subject to a borrowing base that applies an advance rate to assets held by AFB. AFB is also subject to limitations with respect to the loans securing the BNP Funding Facility, including restrictions on sector concentrations, loan size, payment frequency and status, collateral interests and loans with fixed rates, as well as restrictions on portfolio company leverage, all of which may also affect the borrowing base and therefore amounts available to borrow. The Company and AFB are also required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the BNP Funding Facility. As of September 30, 2024, the Company and AFB were in compliance in all material respects with the terms of the BNP Funding Facility.

As of September 30, 2024 and December 31, 2023, there was $784 and $575, respectively, outstanding under the BNP Funding Facility. Since July 25, 2024, the interest rate charged on the BNP Funding Facility is based on an applicable SOFR or a “base rate” (as defined in the documents governing the BNP Funding Facility) plus a margin of (i) 2.10% during the reinvestment period and (ii) 2.60% following the reinvestment period. From April 12, 2024 to July 24, 2024, the interest rate charged on the BNP Funding Facility was based on an applicable SOFR or a “base rate” plus a margin of (i) 2.50% during the reinvestment period and (ii) 3.00% following the reinvestment period. From February 2, 2024 to April 11, 2024, the interest rate charged on the BNP Funding Facility was based on an applicable SOFR or a “base rate” plus a margin of (i) 2.65% during the reinvestment period and (ii) 3.15% following the reinvestment period. From April 20, 2023 to February 1, 2024, the interest rate charged on the BNP Funding Facility was based on an applicable SOFR or a “base rate” plus a margin of (i) 2.80% during the reinvestment period and (ii) 3.30% following the reinvestment period. From January 9, 2023 to April 19, 2023, the interest rate charged on the BNP Funding Facility was based on an applicable SOFR or a “base rate” plus a margin of (i) 2.30% during the reinvestment period and (ii) 2.80% following the reinvestment period. Prior to January 9, 2023, the interest rate charged on the BNP Funding Facility was based on an applicable LIBOR or a “base rate” plus a margin of (i) 1.80% during the reinvestment period and (ii) 2.30% following the reinvestment period. As of September 30, 2024, the applicable spread in effect was 2.10%. AFB is required to pay a commitment fee of between 0.00% and 1.25% per annum depending on the size of the unused portion of the BNP Funding Facility.

For the three and nine months ended September 30, 2024 and 2023, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the BNP Funding Facility were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Stated interest expense	$12	$10	$35	$23
Credit facility fees	1	—	1	1
Amortization of debt issuance costs	1	—	1	1
Total interest and credit facility fees expense	$14	$10	$37	$25
Cash paid for interest expense	$11	$10	$34	$22
Average stated interest rate	7.52%	8.32%	7.76%	7.75%
Average outstanding balance	$623	$493	$587	$401

Debt Securitization

2024-1 CLO Notes

In May 2024, the Company, through its wholly owned, consolidated subsidiary, Ares Direct Lending CLO 1 LLC (“ARCC CLO I”), completed a $702 term debt securitization (the “2024 Debt Securitization”). The 2024 Debt Securitization is also known as a collateralized loan obligation and is an on-balance sheet financing incurred by the Company, which is consolidated by the Company for financial reporting purposes and subject to its overall asset coverage requirement. The notes offered in the 2024 Debt Securitization (collectively, the “2024-1 CLO Notes”) were issued by ARCC CLO I pursuant to the indenture governing the 2024-1 CLO Notes (the “CLO Indenture”) and include (i) $406 of Class A Senior Floating Rate Notes (the “Class A CLO Notes”); (ii) $70 of Class B Senior Floating Rate Notes (the “Class B CLO Notes” and, together with the Class A CLO Notes, the “CLO Secured Notes”); and (iii) $226 of Subordinated Notes (the “CLO Subordinated Notes”). The Company retained all of the CLO Subordinated Notes, as such, the CLO Subordinated Notes are eliminated in consolidation. The following table presents information on the 2024-1 CLO Notes as of September 30, 2024:

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

The interest rate charged on the CLO Secured Notes is based on SOFR plus a blended weighted average spread of 1.86%. For the three and nine months ended September 30, 2024, the components of interest expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the CLO Secured Notes were as follows.

	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2024
Stated interest expense	$9	$13
Amortization of debt issuance costs	—	—
Total interest expense	$9	$13
Cash paid for interest expense	$—	$—
Average stated interest rate	7.32%	7.26%
Average outstanding balance	$476	$226

See Note 14 for a subsequent event relating to an additional term debt securitization.

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

For the three and nine months ended September 30, 2024 and 2023, the components of interest expense and cash paid for interest expense for the 2024 Convertible Notes were as follows.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Stated interest expense	$—	$5	$3	$14
Accretion of original issue discount	—	1	—	2
Total interest expense	$—	$6	$3	$16
Cash paid for interest expense	$—	$—	$9	$9

Unsecured Notes

The Company has issued certain unsecured notes (each issuance of which is referred to herein using the “defined term” set forth under the “Unsecured Notes” column of the table below and collectively referred to as the “Unsecured Notes”), that pay interest semi-annually and all principal amounts are due upon maturity. Each of the Unsecured Notes may be redeemed in whole or in part at any time at the Company’s option at a redemption price equal to par plus a “make whole” premium, if applicable, as determined pursuant to the indentures governing each of the Unsecured Notes, plus any accrued and unpaid interest. Certain key terms related to the features for the Unsecured Notes as of September 30, 2024 are listed below.

Unsecured Notes	Aggregate Principal Amount Issued	Effective Stated Interest Rate	Original Issuance Date	Maturity Date
March 2025 Notes	$600	4.250%	January 11, 2018	March 1, 2025
July 2025 Notes	$1,250	3.250%	January 15, 2020	July 15, 2025
January 2026 Notes	$1,150	3.875%	July 15, 2020	January 15, 2026
July 2026 Notes	$1,000	2.150%	January 13, 2021	July 15, 2026
January 2027 Notes(1)	$900	7.678%	August 3, 2023	January 15, 2027
June 2027 Notes	$500	2.875%	January 13, 2022	June 15, 2027
June 2028 Notes	$1,250	2.875%	June 10, 2021	June 15, 2028
March 2029 Notes(1)	$1,000	7.223%	January 23, 2024	March 1, 2029
July 2029 Notes(1)	$850	6.740%	May 13, 2024	July 15, 2029
November 2031 Notes	$700	3.200%	November 4, 2021	November 15, 2031

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

In connection with certain of the unsecured notes issued by the Company, the Company has entered into interest rate swap agreements to more closely align the interest rates of such liabilities with the Company’s investment portfolio, which consists primarily of floating rate loans. Under the interest rate swap agreements, the Company receives a fixed interest rate and pays a floating interest rate of one-month SOFR plus an applicable spread, as disclosed below. The Company designated these interest rate swaps and the associated unsecured notes as qualifying fair value hedge accounting relationships. Certain information related to the Company’s interest rate swap instruments as of September 30, 2024 is presented below.

Description	Hedged Item	Company Receives	Company Pays	Maturity Date	Notional Amount
Interest rate swap	January 2027 Notes	7.000%	SOFR +2.581%	January 15, 2027	$900
Interest rate swap	March 2029 Notes	5.875%	SOFR +2.023%	March 1, 2029	$1,000
Interest rate swap	July 2029 Notes	5.950%	SOFR +1.643%	July 15, 2029	$850

See Note 6 for more information on the interest rate swaps.

For the three and nine months ended September 30, 2024 and 2023, the components of interest expense and cash paid for interest expense for the Unsecured Notes, as well as any other unsecured notes outstanding during the periods presented were as follows.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Stated interest expense(1)	$102	$69	$298	$193
Amortization of debt issuance costs	4	4	12	11
Net amortization of original issue premium/discount	(2)	(2)	(5)	(5)
Total interest expense	$104	$71	$305	$199
Cash paid for interest expense(1)	$162	$80	$315	$214
________________________________________

(1)Includes the impact of the interest rate swaps.

The Unsecured Notes contain certain covenants, including covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a) of the Investment Company Act, or any successor provisions, and to provide financial information to the holders of such notes under certain circumstances. These covenants are subject to important limitations and exceptions set forth in the indentures governing such notes. As of September 30, 2024, the Company was in compliance in all material respects with the terms of the respective indentures governing each of the Unsecured Notes.

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

Foreign Currency Forward Contracts

Certain information related to the Company’s foreign currency forward derivative instruments as of September 30, 2024 and December 31, 2023 is presented below.

	As of September 30, 2024
Derivative Instrument	Notional Amount		Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract		€156	October 25, 2024	$170	$(174)	Accounts payable and other liabilities
Foreign currency forward contract	CAD	155	October 25, 2024	113	(115)	Accounts payable and other liabilities
Foreign currency forward contract	CAD	153	October 18, 2024	113	(114)	Accounts payable and other liabilities
Foreign currency forward contract		€94	October 25, 2024	103	(105)	Accounts payable and other liabilities
Foreign currency forward contract	NZD	66	October 25, 2024	39	(42)	Accounts payable and other liabilities
Foreign currency forward contract	NOK	63	October 25, 2024	6	(6)	Accounts payable and other liabilities
Foreign currency forward contract		£61	August 21, 2026	75	(78)	Accounts payable and other liabilities
Foreign currency forward contract		£59	October 25, 2024	76	(79)	Accounts payable and other liabilities
Foreign currency forward contract		£57	October 25, 2024	74	(77)	Accounts payable and other liabilities
Foreign currency forward contract	CAD	53	October 25, 2024	39	(40)	Accounts payable and other liabilities
Foreign currency forward contract	AUD	21	November 17, 2026	14	(14)	Accounts payable and other liabilities
Foreign currency forward contract		£9	August 21, 2026	11	(11)	Accounts payable and other liabilities
Foreign currency forward contract		£3	August 21, 2026	4	(4)	Accounts payable and other liabilities
Total				$837	$(859)

	As of December 31, 2023
Derivative Instrument	Notional Amount		Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract		€190	January 26, 2024	$200	$(207)	Accounts payable and other liabilities
Foreign currency forward contract	CAD	168	January 26, 2024	120	(124)	Accounts payable and other liabilities
Foreign currency forward contract	CAD	153	January 18, 2024	114	(115)	Accounts payable and other liabilities
Foreign currency forward contract		£116	January 26, 2024	140	(147)	Accounts payable and other liabilities
Foreign currency forward contract	NZD	71	January 26, 2024	41	(45)	Accounts payable and other liabilities
Foreign currency forward contract		£56	August 21, 2026	69	(70)	Accounts payable and other liabilities
Foreign currency forward contract		$10	January 26, 2024	9	(9)	Accounts payable and other liabilities
Foreign currency forward contract	AUD	10	November 17, 2026	7	(7)	Accounts payable and other liabilities
Foreign currency forward contract	CAD	4	January 26, 2024	3	(3)	Accounts payable and other liabilities
Total				$703	$(727)

As of September 30, 2024 and December 31, 2023, the counterparties to each of the Company’s foreign currency forward contracts were Canadian Imperial Bank of Commerce or Royal Bank of Canada.

Net realized and unrealized gains and losses on derivative instruments not designated as a qualifying hedge accounting relationship recognized by the Company for the three and nine months ended September 30, 2024 and 2023 is in the following location in the consolidated statements of operations:

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Derivative Instrument	Statement Location	2024	2023	2024	2023
Foreign currency forward contract	Net realized gains (losses) from foreign currency and other transactions	$(9)	$(7)	$(10)	$(39)
Foreign currency forward contract	Net unrealized gains (losses) from foreign currency and other transactions	$(16)	$26	$4	$44

Interest Rate Swaps

In connection with certain of the unsecured notes issued by the Company, the Company has entered into interest rate swap agreements to more closely align the interest rates of such liabilities with the Company’s investment portfolio, which consists primarily of floating rate loans. Under the interest rate swap agreements, the Company receives a fixed interest rate and pays a floating interest rate of one-month SOFR plus an applicable spread, as disclosed below. The Company designated these interest rate swaps and the associated unsecured notes as qualifying fair value hedge accounting relationships. As of September 30, 2024 and December 31, 2023, the counterparty to all of the Company’s interest rate swap agreements was Wells Fargo Bank, N.A. Certain information related to the Company’s interest rate swap instruments as of September 30, 2024 is presented below.

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

See Note 5 for more information on the January 2027 Notes, the March 2029 Notes and the July 2029 Notes.

As a result of the Company’s designation of the interest rate swaps as hedging instruments in qualifying fair value hedge accounting relationships, the Company is required to fair value the hedging instruments and the related hedged items, with the changes in the fair value of each being recorded in interest expense. The net gain related to the fair value hedges was approximately $1 and $1 for the three and nine months ended September 30, 2024, respectively, which is included in “interest and credit facility fees” in the Company’s consolidated statement of operations. The balance sheet impact of fair valuing the interest rate swaps as of September 30, 2024 and December 31, 2023 is presented below:

	As of September 30, 2024
Derivative Instrument	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Amounts
Interest rate swap(1)	$900	January 15, 2027	$18	$—	Other assets
Interest rate swap(2)	$1,000	March 1, 2029	22	—	Other assets
Interest rate swap(3)	$850	July 15, 2029	37	—	Other assets
Total			$77	$—
________________________________________

(1)The asset related to the fair value of the interest rate swaps was offset by an $18 increase to the carrying value of the January 2027 Notes.

(2)The asset related to the fair value of the interest rate swap was offset by a $21 increase to the carrying value of the March 2029 Notes.

(3)The asset related to the fair value of the interest rate swap was offset by a $37 increase to the carrying value of the July 2029 Notes.

	As of December 31, 2023
Derivative Instrument	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Amounts
Interest rate swap(1)	$900	January 15, 2027	$15	$—	Other assets
Total			$15	$—
________________________________________

(1)The asset related to the fair value of the interest rate swaps was offset by a $15 increase to the carrying value of the January 2027 Notes.

7. COMMITMENTS AND CONTINGENCIES

Investment Commitments

The Company has various commitments to fund investments in its portfolio as described below. As of September 30, 2024 and December 31, 2023, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to fund which are at (or substantially at) the Company’s discretion:

	As of
	September 30, 2024	December 31, 2023
Total revolving loan commitments	$2,025	$1,814
Less: funded commitments	(473)	(482)
Less: unavailable revolving loan commitments due to borrowing base or other covenant restrictions	(8)	—
Total net unfunded revolving loan commitments	1,544	1,332

Total delayed draw loan commitments	2,012	952
Less: unavailable delayed draw loan commitments due to borrowing base or other covenant restrictions	(16)	(13)
Total net unfunded delayed draw loan commitments	1,996	939
Total net unfunded revolving and delayed draw loan commitments	$3,540	$2,271

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

Also included within the total revolving loan commitments as of September 30, 2024 were commitments to issue up to $491 in letters of credit through a financial intermediary on behalf of certain portfolio companies. As of September 30, 2024, the Company had $48 in letters of credit issued and outstanding under these commitments on behalf of the portfolio companies. For all these letters of credit issued and outstanding, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. Of these letters of credit, $25 expire in 2024, $22 expire in 2025 and $1 expire in 2026.

The Company also has commitments to co-invest in the SDLP for the Company’s portion of the SDLP’s commitments to fund delayed draw loans to certain portfolio companies of the SDLP. See Note 4 for more information.

As of September 30, 2024 and December 31, 2023, the Company was party to agreements to fund equity investment commitments as follows:

	As of
	September 30, 2024	December 31, 2023
Total equity commitments	$196	$169
Less: funded equity commitments	(92)	(64)
Total unfunded equity commitments	104	105
Less: equity commitments substantially at discretion of the Company	(43)	(43)
Total net unfunded equity commitments	$61	$62

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

Lease Commitments

The Company is currently obligated under an operating lease pursuant to which it is leasing office facilities from a third party with a remaining term of approximately three years and for the nine months ended September 30, 2023, the Company was obligated under a number of operating leases pursuant to which it was leasing office facilities from third parties with remaining terms ranging from approximately one to four years. For such operating lease, the Company had previously entered into subleases. The components of operating lease expense for the three and nine months ended September 30, 2024 and 2023 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease costs	$1	$3	$3	$7
Less: sublease income	(1)	(3)	(3)	(7)
Total operating lease costs(1)	$—	$—	$—	$—
________________________________________

(1)Total operating lease costs are incurred from office leases assumed as part of the Company’s acquisition of American Capital, Ltd.

Supplemental cash flow information related to operating leases for the three and nine months ended September 30, 2024 and 2023 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$2	$4	$6	$12
Operating ROU assets obtained in exchange for operating lease liabilities	$1	$2	$3	$6

Supplemental balance sheet information as of September 30, 2024 and December 31, 2023 related to operating leases were as follows:

	As of
	September 30, 2024	December 31, 2023
Operating lease ROU assets	$7	$10
Operating lease liabilities	$13	$17
Weighted average remaining lease term (in years)	2.2	2.9
Weighted average discount rate	5.2%	4.8%

The following table shows future minimum lease payments under the Company’s operating leases and a reconciliation to the operating lease liability as of September 30, 2024:

Amount
2024	$2
2025	6
2026	6
Total lease payments	14
Less imputed interest	(1)
Total operating lease liabilities	$13

The following table shows future expected rental payments to be received under the Company’s subleases where the Company is the sublessor as of September 30, 2024:

Amount
2024	$1
2025	4
2026	4
Total	$9

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

The following table presents fair value measurements of cash and cash equivalents, restricted cash, investments, derivatives and unfunded revolving and delayed draw loan commitments as of September 30, 2024:

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$486	$486	$—	$—
Restricted cash	$138	$138	$—	$—
Investments not measured at net asset value	$25,909	$33	$720	$25,156
Investments measured at net asset value(1)	9
Total investments	$25,918
Unfunded revolving and delayed draw loan commitments(2)	$(25)	$—	$—	$(25)
Derivatives:
Foreign currency forward contracts	$(22)	$—	$(22)	$—
Interest rate swaps	$77	$—	$77	$—
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

The following tables summarize the significant unobservable inputs the Valuation Designee used to value the majority of the Company’s investments categorized within Level 3 as of September 30, 2024 and December 31, 2023. The tables are not intended to be all-inclusive, but instead to capture the significant unobservable inputs relevant to the Valuation Designee’s determination of fair values.

	As of September 30, 2024
			Unobservable Input
Asset Category	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average(1)
First lien senior secured loans	$13,176	Yield analysis	Market yield	4.7% - 23.2%	11.0%
Second lien senior secured loans	2,551	Yield analysis	Market yield	9.8% - 22.1%	13.5%
Subordinated certificates of the SDLP	1,159	Discounted cash flow analysis	Discount rate	10.8% - 13.5%	12.0%
Senior subordinated loans	1,406	Yield analysis	Market yield	9.3% - 18.2%	13.2%
Preferred equity	2,685	Yield analysis	Market yield	7.0% - 18.0%	13.3%
		EV market multiple analysis	EBITDA multiple	2.6x - 27.0x	14.5x
Ivy Hill Asset Management, L.P.(2)	1,954	Discounted cash flow analysis	Discount rate	9.9% - 20.9%	11.7%
Other equity	2,225	EV market multiple analysis	EBITDA multiple	5.8x - 34.6x	14.2x
Total investments	$25,156
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

The following tables present changes in investments that use Level 3 inputs as of and for the three and nine months ended September 30, 2024:

As of and For the Three Months Ended September 30, 2024
Balance as of June 30, 2024	$24,302
Net realized losses	(20)
Net unrealized gains	73
Purchases	3,279
Sales	(846)
Repayments	(1,663)
PIK interest and dividends	111
Net accretion of discount on investments	3
Net transfers in and/or out of Level 3	(83)
Balance as of September 30, 2024	$25,156

As of and For the Nine Months Ended September 30, 2024
Balance as of December 31, 2023	$22,084
Net realized losses	(33)
Net unrealized gains	132
Purchases	9,395
Sales	(1,957)
Repayments	(4,718)
PIK interest and dividends	329
Net accretion of discount on investments	7
Net transfers in and/or out of Level 3	(83)
Balance as of September 30, 2024	$25,156

Investments were transferred into and out of Level 3 during the three and nine months ended September 30, 2024. Transfers into and out of Level 3 were generally as a result of changes in the observability of significant inputs or available market data for certain portfolio companies.

As of September 30, 2024, the net unrealized appreciation on the investments that use Level 3 inputs was $366.

For the three and nine months ended September 30, 2024, the total amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to the Company’s Level 3 assets still held as of September 30, 2024, and reported within the net unrealized gains (losses) on investments, foreign currency and other transactions in the Company’s consolidated statement of operations was $39 and $126, respectively.

The following tables present changes in investments that use Level 3 inputs as of and for the three and nine months ended September 30, 2023:

As of and For the Three Months Ended September 30, 2023
Balance as of June 30, 2023	$20,757
Net realized losses	(86)
Net unrealized gains	246
Purchases	1,395
Sales	(136)
Repayments	(1,029)
PIK interest and dividends	74
Net accretion of discount on investments	1
Net transfers in and/or out of Level 3	(24)
Balance as of September 30, 2023	$21,198

As of and For the Nine Months Ended September 30, 2023
Balance as of December 31, 2022	$21,361
Net realized losses	(174)
Net unrealized gains	329
Purchases	3,634
Sales	(993)
Repayments	(3,024)
PIK interest and dividends	255
Net accretion of discount on investments	7
Net transfers in and/or out of Level 3	(197)
Balance as of September 30, 2023	$21,198

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

The following are the carrying and fair values of the Company’s debt obligations as of September 30, 2024 and December 31, 2023. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available.

	As of
	September 30, 2024			December 31, 2023
	Carrying Value(1)		Fair Value(6)	Carrying Value(1)		Fair Value(6)
Revolving Credit Facility	$1,713		$1,713	$1,413		$1,413
Revolving Funding Facility	822		822	863		863
SMBC Funding Facility	492		492	401		401
BNP Funding Facility	784		784	575		575
2024-1 CLO Notes (principal amount outstanding of $476 and $0, respectively)(2)	473	(3)	476	—		—
2024 Convertible Notes (principal amount outstanding of $0 and $403, respectively)	—		—	402	(3)	417
June 2024 Notes (principal amount outstanding of $0 and $900, respectively)	—		—	899	(3)	893
March 2025 Notes (principal amount outstanding of $600)	600	(3)	597	599	(3)	587
July 2025 Notes (principal amount outstanding of $1,250)	1,252	(3)	1,232	1,255	(3)	1,198
January 2026 Notes (principal amount outstanding of $1,150)	1,148	(3)	1,133	1,146	(3)	1,107
July 2026 Notes (principal amount outstanding of $1,000)	995	(3)	951	993	(3)	913
January 2027 Notes (principal amount outstanding of $900)	909	(3)(4)	937	905	(3)(4)	927
June 2027 Notes (principal amount outstanding of $500)	496	(3)	473	495	(3)	458
June 2028 Notes (principal amount outstanding of $1,250)	1,248	(3)	1,153	1,247	(3)	1,109
March 2029 Notes (principal amount outstanding of $1,000 and $0, respectively)	1,005	(3)(4)	1,025	—		—
July 2029 Notes (principal amount outstanding of $850 and $0, respectively)	871	(3)(4)	873	—		—
November 2031 Notes (principal amount outstanding of $700)	692	(3)	608	691	(3)	586
Total	$13,500	(5)	$13,269	$11,884	(5)	$11,447
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

(4)The carrying value of the January 2027 Notes, the March 2029 Notes and the July 2029 Notes as of September 30, 2024 includes adjustments as a result of effective hedge accounting relationships. The carrying value of the January 2027 Notes as of December 31, 2023 includes an adjustment as a result of an effective hedge accounting relationship. See Notes 5 and 6 for more information.

(5)Total principal amount of debt outstanding totaled $13,487 and $11,905 as of September 30, 2024 and December 31, 2023, respectively.

(6)The fair value of these debt obligations would be categorized as Level 2 under ASC 820-10.

9. STOCKHOLDERS’ EQUITY

The Company may from time to time issue and sell shares of its common stock through public or “at the market” offerings. In connection with the issuance of its common stock, the Company issued and sold the following shares of common stock during the nine months ended September 30, 2024:

Issuances of Common Stock	Number of Shares Issued	Gross Proceeds	Underwriting Fees/Offering Expenses	Net Proceeds	Average Offering Price Per Share(1)
“At the market” offerings	40.6	$844.0	$8.8	$835.2	$20.81
Total	40.6	$844.0	$8.8	$835.2
________________________________________

(1)    Represents the gross offering price per share before deducting underwriting discounts and commissions and offering expenses.

“At the Market” Offerings

The Company is party to equity distribution agreements with several banks (the “Equity Distribution Agreements”). The Equity Distribution Agreements provide that the Company may from time to time issue and sell, by means of “at the market” offerings, up to $1,000 of its common stock. Subject to the terms and conditions of the Equity Distribution Agreements, sales of common stock, if any, may be made in transactions that are deemed to be “at the market” offerings as defined in Rule 415(a)(4) under the Securities Act. Under the Equity Distribution Agreements, common stock with an aggregate offering amount of $695 remained available for issuance as of September 30, 2024.

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

Stock Repurchase Program

The Company is authorized under its stock repurchase program to purchase up to $1,000 in the aggregate of its outstanding common stock in the open market at certain thresholds below its net asset value per share, in accordance with the guidelines specified in Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The timing, manner, price and amount of any share repurchases will be determined by the Company, in its sole discretion, based upon an evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors. The stock repurchase program does not require the Company to repurchase any specific number of shares of common stock or any shares of common stock at all. Consequently, the Company cannot assure stockholders that any specific number of shares of common stock, if any, will be repurchased under the stock repurchase program. As of September 30, 2024, the expiration date of the stock repurchase program was February 15, 2025. The program may be suspended, extended, modified or discontinued at any time. As of September 30, 2024, there was $1,000 available for repurchases under the stock repurchase program.

During the nine months ended September 30, 2024 and 2023, the Company did not repurchase any shares of the Company’s common stock under the stock repurchase program.

10. EARNINGS PER SHARE

The following information sets forth the computations of basic and diluted net increase in stockholders’ equity resulting from operations per share for the three and nine months ended September 30, 2024 and 2023:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net increase in stockholders’ equity resulting from operations—basic	$394	$500	$1,165	$1,109
Adjustment for interest expense on 2024 Convertible Notes(1)	—	4	—	13
Net increase in stockholders’ equity resulting from operations—diluted	$394	$504	$1,165	$1,122

Weighted average shares of common stock outstanding—basic	635	562	614	548
Assumed conversion of 2024 Convertible Notes(2)	—	20	—	20
Weighted average shares of common stock outstanding—diluted	635	582	614	568
Net increase in stockholders’ equity resulting from operations per share—basic	$0.62	$0.89	$1.90	$2.03
Net increase in stockholders’ equity resulting from operations per share—diluted	$0.62	$0.87	$1.90	$1.98
________________________________________

(1)    Includes the impact of the income based fee.

(2)    In March 2024, in connection with the repayment of the 2024 Convertible Notes, the Company issued approximately 20 shares of common stock. See Note 5 for more information relating to the repayment of the 2024 Convertible Notes.

For the purpose of calculating diluted net increase in stockholders’ equity resulting from operations per share for the three and nine months ended September 30, 2023, the Company utilized the if-converted method which assumed full share settlement for the aggregate value of the then outstanding 2024 Convertible Notes.

11. DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared and payable during the nine months ended September 30, 2024 and 2023:

Date declared	Record date	Payment date	Per share amount	Total amount
July 30, 2024	September 13, 2024	September 30, 2024	$0.48	$308
May 1, 2024	June 14, 2024	June 28, 2024	0.48	300
February 7, 2024	March 15, 2024	March 29, 2024	0.48	291
Total dividends declared and payable for the nine months ended September 30, 2024			$1.44	$899

July 25, 2023	September 15, 2023	September 29, 2023	$0.48	$271
April 25, 2023	June 15, 2023	June 30, 2023	0.48	266
February 7, 2023	March 15, 2023	March 31, 2023	0.48	261
Total dividends declared and payable for the nine months ended September 30, 2023			$1.44	$798

The Company has a dividend reinvestment plan, whereby the Company may buy shares of its common stock in the open market or issue new shares in order to satisfy dividend reinvestment requests. When the Company issues new shares in connection with the dividend reinvestment plan, the issue price is equal to the closing price of its common stock on the dividend payment date. Dividend reinvestment plan activity for the nine months ended September 30, 2024 and 2023, was as follows:

	For the Nine Months Ended September 30,
	2024	2023
Shares issued	3.0	1.7
Average issue price per share	$20.87	$19.17
Shares purchased by plan agent to satisfy dividends declared and payable during the period for stockholders	—	0.8	(1)
Average purchase price per share	$—	$18.35
___________________________________________________________________________
(1)Shares were purchased in April 2023.

12. RELATED PARTY TRANSACTIONS

In accordance with the investment advisory and management agreement, the Company bears all costs and expenses of the operation of the Company and reimburses its investment adviser or its affiliates for certain of such costs and expenses paid for by the investment adviser or its affiliates on behalf of the Company. For the three and nine months ended September 30, 2024, the Company’s investment adviser or its affiliates incurred and the Company reimbursed such expenses totaling $2 and $9, respectively. For the three and nine months ended September 30, 2023, the Company’s investment adviser or its affiliates incurred and the Company reimbursed such expenses totaling $1 and $4, respectively.

The Company has entered into agreements with Ares Management LLC and IHAM, pursuant to which Ares Management LLC and IHAM are entitled to use the Company’s proprietary portfolio management software. For the three and nine months ended September 30, 2024, amounts payable to the Company under these agreements totaled $0 and $0, respectively. For the three and nine months ended September 30, 2023, amounts payable to the Company under these agreements totaled $0 and $0, respectively.

See Notes 3, 4 and 5 for descriptions of other related party transactions.

13. FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights as of and for the nine months ended September 30, 2024 and 2023:

	As of and For the Nine Months Ended September 30,
Per Share Data:	2024	2023
Net asset value at beginning of period(1)	$19.24	$18.40
Issuances of common stock	0.06	0.01
Conversion of 2024 Convertible Notes	0.01	—
Net investment income for period(2)	1.70	1.68
Net realized and unrealized gains for period(2)	0.20	0.34
Net increase in stockholders' equity resulting from operations	1.97	2.03
Total distributions to stockholders	(1.44)	(1.44)
Net asset value at end of period(1)	$19.77	$18.99
Per share market value at end of period	$20.94	$19.47
Total return based on market value(3)	12.12%	13.81%
Total return based on net asset value(4)	10.48%	11.37%
Shares outstanding at end of period	646	569
Ratio/Supplemental Data:
Net assets at end of period	$12,773	$10,815
Ratio of operating expenses to average net assets(5)(6)	12.45%	12.80%
Ratio of net investment income to average net assets(5)(7)	11.87%	11.95%
Portfolio turnover rate(5)	38%	24%
_________________________________________________________________________________

(1)The net assets used equals the total stockholders’ equity on the consolidated balance sheet.

(2)Weighted average basic per share data.

(3)For the nine months ended September 30, 2024, the total return based on market value equaled the increase of the ending market value at September 30, 2024 of $20.94 per share from the ending market value at December 31, 2023 of $20.03 per share plus the declared and payable dividends of $1.44 per share for the nine months ended September 30, 2024, divided by the market value at December 31, 2023. For the nine months ended September 30, 2023, the total return based on market value equaled the increase of the ending market value at September 30, 2023 of $19.47 per share from the ending market value at December 31, 2022 of $18.47 per share plus the declared and payable dividends of $1.44 per share for the nine months ended September 30, 2023, divided by the market value at December 31, 2022. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(4)For the nine months ended September 30, 2024, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.44 per share for the nine months ended September 30, 2024, divided by the beginning net asset value for the period. For the nine months ended September 30, 2023, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.44 per share for the nine months ended September 30, 2023, divided by the beginning net asset value for the period. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(5)The ratios reflect an annualized amount.

(6)For the nine months ended September 30, 2024 and 2023, the ratio of operating expenses to average net assets consisted of the following:

	For the Nine Months Ended September 30,
	2024	2023
Base management fee	3.03%	3.14%
Income based fee and capital gains incentive fee	3.22	3.64%
Interest and credit facility fees	5.83	5.59%
Other operating expenses	0.37	0.43%
Total operating expenses	12.45%	12.80%

(7)The ratio of net investment income to average net assets excludes income taxes related to realized gains and losses.

14. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the nine months ended September 30, 2024, except as discussed below.

On October 8, 2024, the Company and Ares Capital CP entered into an agreement to amend the Revolving Funding Facility. The amendment, among other things, (a) increased the commitments under the Revolving Funding Facility from $1,775 to $2,150, (b) extended the end of the reinvestment period from December 29, 2024 to October 8, 2027, (c) extended the stated maturity date from December 29, 2026 to October 8, 2029 and (d) adjusted the interest rate charged on the Revolving Funding Facility from an applicable SOFR plus a credit spread adjustment of 0.10% or a “base rate” plus an applicable spread of 1.90% per annum to an applicable SOFR or a “base rate” (as defined in the documents governing the Revolving Funding Facility) plus an applicable spread of 2.00% per annum and with no credit spread adjustment. The other terms of the Revolving Funding Facility remained materially unchanged.

In October 2024, the Company, through a wholly owned and consolidated subsidiary, priced a $544 term debt securitization. The transaction is expected to close in November 2024, subject to customary closing conditions. A term debt securitization is also known as a collateralized loan obligation and is a form of secured financing incurred by the Company, which is consolidated by the Company and subject to its overall asset coverage requirement.

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

•ongoing conflicts in the Middle East;

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

Since our initial public offering (“IPO”) on October 8, 2004 through September 30, 2024, our exited investments resulted in an asset level realized gross internal rate of return to us of approximately 13% (based on original cash invested, net of syndications, of approximately $47.2 billion and total proceeds from such exited investments of approximately $60.4 billion). Internal rate of return is the discount rate that makes the net present value of all cash flows related to a particular investment equal to zero. Internal rate of return is gross of expenses related to investments as these expenses are not allocable to specific investments. Investments are considered to be exited when the original investment objective has been achieved through the receipt of cash and/or non-cash consideration upon the repayment of a debt investment or sale of an investment or through the determination that no further consideration was collectible and, thus, a loss may have been realized.

Additionally, since our IPO on October 8, 2004 through September 30, 2024, our realized gains have exceeded our realized losses by approximately $0.9 billion (excluding a one-time gain on the acquisition of Allied Capital Corporation in April 2010 (the “Allied Acquisition”) and realized gains/losses from the extinguishment of debt and other transactions). For the same time period, our average annualized net realized gain rate was approximately 0.8% (excluding a one-time gain on the Allied Acquisition and realized gains/losses from the extinguishment of debt and other transactions). Net realized gain/loss rates for a particular period are the amount of net realized gains/losses during such period divided by the average quarterly investments at amortized cost in such period.

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

MACROECONOMIC ENVIRONMENT

During the third quarter of 2024, leveraged corporate credit markets posted positive returns, driven by sustained economic growth, a healthy level of corporate earnings and further stability in the capital markets and U.S. banking system. With easing inflationary measures, the Federal Reserve softened its monetary policies and lowered the federal funds rate in support of its goals of maximum employment and returning inflation to its two percent objective.

PORTFOLIO AND INVESTMENT ACTIVITY

Our investment activity for the three months ended September 30, 2024 and 2023 is presented below.

	For the Three Months Ended September 30,
(dollar amounts in millions)	2024	2023
New investment commitments(1):
New portfolio companies	$881	$827
Existing portfolio companies	3,038	771
Total new investment commitments(2)	$3,919	$1,598
Less:
Investment commitments exited(3)	(2,598)	(1,280)
Net investment commitments	$1,321	$318
Principal amount of investments funded:
First lien senior secured loans(4)	$3,009	$1,014
Second lien senior secured loans	41	32
Subordinated certificates of the SDLP(5)	89	12
Senior subordinated loans	44	76
Preferred equity	17	132
Ivy Hill Asset Management, L.P.(6)	41	122
Other equity	42	32
Total	$3,283	$1,420
Principal amount of investments sold or repaid:
First lien senior secured loans(4)	$1,816	$631
Second lien senior secured loans	308	174
Subordinated certificates of the SDLP(5)	134	42
Senior subordinated loans	66	142
Preferred equity	154	26
Ivy Hill Asset Management, L.P.(6)	36	264
Other equity	28	22
Total	$2,542	$1,301
Number of new investment commitments(7)	74	50
Average new investment commitment amount	$53	$32
Weighted average term for new investment commitments (in months)	74	67
Percentage of new investment commitments at floating rates	95%	84%
Percentage of new investment commitments at fixed rates	4%	12%
Weighted average yield of debt and other income producing securities(8):
Funded during the period at amortized cost	10.3%	12.6%
Funded during the period at fair value(9)	10.4%	12.5%
Exited or repaid during the period at amortized cost	11.8%	12.3%
Exited or repaid during the period at fair value(9)	12.1%	12.4%

_______________________________________________________________________________

(1)New investment commitments include new agreements to fund revolving loans or delayed draw loans. See Note 7 to our consolidated financial statements for the three and nine months ended September 30, 2024 for more information on our commitments to fund revolving loans or delayed draw loans.

(2)Includes both funded and unfunded commitments. Of these new investment commitments, we funded $2.7 billion and $1.2 billion for the three months ended September 30, 2024 and 2023, respectively.

(3)Includes both funded and unfunded commitments. For the three months ended September 30, 2024 and 2023, investment commitments exited included exits of unfunded commitments of $333 million and $230 million, respectively.

(4)For the three months ended September 30, 2024 and 2023, net repayments of first lien secured revolving loans were $55 million and $94 million, respectively.

(5)See “Senior Direct Lending Program” below and Note 4 to our consolidated financial statements for the three and nine months ended September 30, 2024 for more information on the SDLP (as defined below).

(6)Includes our subordinated loan and equity investments in IHAM (as defined below), as applicable. See “Ivy Hill Asset Management, L.P.” below and Note 4 to our consolidated financial statements for the three and nine months ended September 30, 2024 for more information on IHAM.

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

(9)Represents fair value for investments in the portfolio as of the most recent prior quarter end, if applicable.

As of September 30, 2024 and December 31, 2023, our investments consisted of the following:

	As of
	September 30, 2024		December 31, 2023
(in millions)	Amortized Cost(1)	Fair Value	Amortized Cost(1)	Fair Value
First lien senior secured loans(2)	$13,927	$13,684	$10,313	$10,081
Second lien senior secured loans	2,859	2,755	3,980	3,753
Subordinated certificates of the SDLP(3)	1,231	1,159	1,316	1,288
Senior subordinated loans	1,443	1,414	1,150	1,096
Preferred equity	2,666	2,685	2,457	2,460
Ivy Hill Asset Management, L.P.(4)	1,729	1,954	1,763	1,987
Other equity	1,718	2,267	1,689	2,209
Total	$25,573	$25,918	$22,668	$22,874
_______________________________________________________________________________

(1)The amortized cost represents the original cost adjusted for any accretion of discounts, amortization of premiums and payment-in-kind (“PIK”) interest or dividends.

(2)First lien senior secured loans include certain loans that we classify as “unitranche” loans. The total amortized cost and fair value of the loans that we classified as “unitranche” loans were $8.1 billion and $8.0 billion, respectively, as of September 30, 2024, and $5.8 billion and $5.7 billion, respectively, as of December 31, 2023.

(3)The proceeds from these certificates were applied to co-investments with Varagon Capital Partners (“Varagon”) and its clients to fund first lien senior secured loans to 19 and 22 different borrowers as of September 30, 2024 and December 31, 2023, respectively.

(4)Includes our subordinated loan and equity investments in IHAM, as applicable.

We have commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to fund which are at (or substantially at) our discretion. Our commitment to fund delayed draw loans is triggered upon the satisfaction of certain pre-negotiated terms and conditions. Generally, the most significant and uncertain term requires the borrower to satisfy a specific use of proceeds covenant. The use of proceeds covenant typically requires the borrower to use the additional loans for the specific purpose of a permitted acquisition or permitted investment, for example. In addition to the use of proceeds covenant, the borrower is generally required to satisfy additional negotiated covenants (including specified leverage levels). We are also party to subscription agreements to fund equity investments. See Note 7 to our consolidated financial statements for the three and nine months ended September 30, 2024 for more information on our unfunded commitments, including commitments to issue letters of credit, related to certain of our portfolio companies.

The weighted average yields at amortized cost and fair value of the following portions of our portfolio as of September 30, 2024 and December 31, 2023 were as follows:

	As of
	September 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt and other income producing securities(1)	11.7%	11.7%	12.5%	12.5%
Total portfolio(2)	10.7%	10.5%	11.3%	11.2%
First lien senior secured loans(3)	10.6%	10.8%	11.7%	11.9%
Second lien senior secured loans(3)	12.4%	12.9%	12.7%	13.4%
Subordinated certificates of the SDLP(3)(6)	12.9%	13.7%	13.6%	13.9%
Senior subordinated loans(3)	12.3%	12.6%	12.5%	13.1%
Ivy Hill Asset Management L.P.(4)	16.2%	14.3%	15.1%	13.3%
Other income producing equity securities(5)	11.2%	11.0%	11.3%	11.2%
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

Investment grade	Description
4	Involves the least amount of risk to our initial cost basis. The trends and risk factors for this investment since origination or acquisition are generally favorable, which may include the performance of the portfolio company or a potential exit.
3	Involves a level of risk to our initial cost basis that is similar to the risk to our initial cost basis at the time of origination or acquisition. This portfolio company is generally performing as expected and the risk factors to our ability to ultimately recoup the cost of our investment are neutral to favorable. All investments or acquired investments in new portfolio companies are initially assessed a grade of 3.
2	Indicates that the risk to our ability to recoup the initial cost basis of such investment has increased materially since origination or acquisition, including as a result of factors such as declining performance and non-compliance with debt covenants; however, payments are generally not more than 120 days past due. For investments graded 2, our investment adviser enhances its level of scrutiny over the monitoring of such portfolio company.
1	Indicates that the risk to our ability to recoup the initial cost basis of such investment has substantially increased since origination or acquisition, and the portfolio company likely has materially declining performance. For debt investments with an investment grade of 1, most or all of the debt covenants are out of compliance and payments are substantially delinquent. For investments graded 1, it is anticipated that we will not recoup our initial cost basis and may realize a substantial loss of our initial cost basis upon exit. For investments graded 1, our investment adviser enhances its level of scrutiny over the monitoring of such portfolio company.

Set forth below is the grade distribution of our portfolio companies as of September 30, 2024 and December 31, 2023:

	As of
	September 30, 2024				December 31, 2023
(dollar amounts in millions)	Fair Value	%	Number of Companies	%	Fair Value	%	Number of Companies	%
Grade 4	$4,334	16.7%	58	10.8%	$4,222	18.5%	64	12.7%
Grade 3	20,853	80.5	428	80.0	17,174	75.1	386	76.4
Grade 2	564	2.2	28	5.3	1,333	5.8	35	6.9
Grade 1	167	0.6	21	3.9	145	0.6	20	4.0
Total	$25,918	100.0%	535	100.0%	$22,874	100.0%	505	100.0%

As of September 30, 2024 and December 31, 2023, the weighted average grade of the investments in our portfolio at fair value was 3.1 and 3.1, respectively.

As of September 30, 2024 and December 31, 2023, loans on non-accrual status represented 1.3% of the total investments at amortized cost (or 0.6% at fair value) and 1.3% at amortized cost (or 0.6% at fair value), respectively.

Ivy Hill Asset Management, L.P.

Ivy Hill Asset Management, L.P. (“IHAM”), our wholly owned portfolio company, is an asset manager and an SEC-registered investment adviser. As of September 30, 2024, IHAM had assets under management of approximately $13.2 billion. As of September 30, 2024, IHAM managed 21 vehicles (the “IHAM Vehicles”). IHAM earns fee income from managing the IHAM Vehicles and has also invested in certain of these vehicles as part of its business strategy. The amortized cost of IHAM’s total investments as of September 30, 2024 and December 31, 2023 was $2,304 million and $2,288 million, respectively. For the three and nine months ended September 30, 2024, IHAM had management and incentive fee income of $13 million and $41 million, respectively, and other investment-related income of $75 million and $266 million, respectively, which included net realized gains or losses on investments and other transactions. For the three and nine months ended September 30, 2023, IHAM had management and incentive fee income of $15 million and $42 million, respectively, and investment-related income of $80 million and $236 million, respectively, which included net realized gains or losses on investments and other transactions.

 The amortized cost and fair value of our investments in IHAM as of September 30, 2024 and December 31, 2023 were as follows:

	As of
	September 30, 2024		December 31, 2023
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Subordinated loan(1)	$28	$28	$62	$62
Equity	1,701	1,926	1,701	1,925
Total investment in IHAM	$1,729	$1,954	$1,763	$1,987
_______________________________________________________________________________

(1)We have provided a commitment to fund up to $500 million to IHAM, of which the availability is solely at our discretion.

The interest income and dividend income that we earned from IHAM for the three and nine months ended September 30, 2024 and 2023 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Interest income	$1	$5	$2	$28
Dividend income	$69	$62	$204	$179

From time to time, IHAM or certain IHAM Vehicles may purchase investments from, or sell investments to, us. For any such sales or purchases by the IHAM Vehicles to or from us, the IHAM Vehicle must obtain approval from third parties unaffiliated with us or IHAM, as applicable. During the nine months ended September 30, 2024 and 2023, IHAM or certain of the IHAM Vehicles purchased $301 million and $842 million, respectively, of loans from us. For the nine months ended September 30, 2024 and 2023, we recognized $1 million and $12 million, respectively, of net realized losses from these sales. During the nine months ended September 30, 2024 and 2023, IHAM or certain IHAM Vehicles sold $32 million and $26 million, respectively, of investments to us.

The yields at amortized cost and fair value of our investments in IHAM as of September 30, 2024 and December 31, 2023 were as follows:

	As of
	September 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Subordinated loan	11.3%	11.3%	12.0%	12.0%
Equity(1)	16.2%	14.3%	15.1%	13.3%
_______________________________________________________________________________

(1)Represents the yield on our equity investment in IHAM, which is computed as (a) the annualized amount of the dividend received by us related to our equity investment in IHAM during the most recent quarter end, divided by (b) the amortized cost or fair value of our equity investment in IHAM, as applicable.

Selected Financial Information

Pursuant to Rule 4-08(g) of Regulation S-X, selected financial information of IHAM, in conformity with U.S. generally accepted accounting principles (“GAAP”), as of and for the three and nine months ended September 30, 2024 and 2023 are presented below.

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

	As of September 30, 2024
(in millions)	IHAM	Consolidated IHAM Vehicles(1)	Eliminations	Consolidated
Selected Balance Sheet Information:
Assets
Investments at fair value(2)	$2,249	$8,421	$(2,212)	$8,458
Cash and cash equivalents	4	831	—	835
Other assets	72	126	(57)	141
Total assets	$2,325	$9,378	$(2,269)	$9,434

Liabilities
Debt	$453	$6,696	$—	$7,149
Subordinated note from ARCC	28	—	—	28
Subordinated notes(3)	—	1,242	(927)	315
Other liabilities	11	151	(14)	148
Total liabilities	492	8,089	(941)	7,640
Equity
Contributed capital	1,701	—	—	1,701
Accumulated earnings	188	—	—	188
Net unrealized losses on investments and foreign currency transactions(4)	(56)	—	—	(56)
Non-controlling interests in Consolidated IHAM Vehicles(5)	—	1,289	(1,328)	(39)
Total equity	1,833	1,289	(1,328)	1,794
Total liabilities and equity	$2,325	$9,378	$(2,269)	$9,434

	As of December 31, 2023
(in millions)	IHAM	Consolidated IHAM Vehicles(1)	Eliminations	Consolidated
Selected Balance Sheet Information:
Assets
Investments at fair value(2)	$2,274	$9,392	$(2,265)	$9,401
Cash and cash equivalents	9	707	—	716
Other assets	70	100	(68)	102
Total assets	$2,353	$10,199	$(2,333)	$10,219

Liabilities
Debt	$462	$7,459	$—	$7,921
Subordinated note from ARCC	62	—	—	62
Subordinated notes(3)	—	1,280	(992)	288
Other liabilities	17	189	(16)	190
Total liabilities	541	8,928	(1,008)	8,461
Equity
Contributed capital	1,701	—	—	1,701
Accumulated earnings	126	—	—	126
Net unrealized losses on investments and foreign currency transactions(4)	(15)	—	—	(15)
Non-controlling interests in Consolidated IHAM Vehicles(5)	—	1,271	(1,325)	(54)
Total equity	1,812	1,271	(1,325)	1,758
Total liabilities and equity	$2,353	$10,199	$(2,333)	$10,219
____________________________________

(1)Consolidated for GAAP purposes only.

(2)The determination of such fair value is determined in accordance with IHAM’s valuation process (separate and apart from our valuation process described elsewhere herein). The amortized cost of IHAM’s total investments as of September 30, 2024 and December 31, 2023 was $2,304 million and $2,288 million, respectively. The amortized cost of the total investments of IHAM on a consolidated basis as of September 30, 2024 and December 31, 2023 was $8,597 million and $9,619 million, respectively.

(3)Subordinated notes generally represent the most junior capital in certain of the Consolidated IHAM Vehicles and effectively represent equity in such vehicles.

(4)As of September 30, 2024 and December 31, 2023, net unrealized losses of $53 million and $13 million, respectively, have been eliminated upon consolidation and the elimination is included in “non-controlling interests in Consolidated IHAM Vehicles” in the selected balance sheet information.

(5)Non-controlling interests in Consolidated IHAM Vehicles includes net unrealized depreciation in the Consolidated IHAM Vehicles of $139 million and $221 million as of September 30, 2024 and December 31, 2023, respectively.

	For the Three Months Ended September 30, 2024
(in millions)	IHAM	Consolidated IHAM Vehicles(1)	Eliminations	Consolidated
Selected Statement of Operations Information:
Revenues
Investment income	$77	$251	$(75)	$253
Management fees and other income	13	2	(12)	3
Total revenues	90	253	(87)	256
Expenses
Interest expense	10	139	—	149
Distributions to subordinated notes	—	49	(37)	12
Management fees and other expenses	4	14	(12)	6
Total expenses	14	202	(49)	167
Net operating income	76	51	(38)	89
Net realized losses on investments and foreign currency	(2)	(39)	2	(39)
Net unrealized (losses) gains on investments, foreign currency and other transactions	(8)	41	10	43
Total net realized and unrealized (losses) gains on investments, foreign currency and other transactions	(10)	2	12	4
Net income	66	53	(26)	93
Less: Net income attributable to non-controlling interests in Consolidated IHAM Vehicles	—	53	(26)	27
Net income attributable to Ivy Hill Asset Management, L.P.	$66	$—	$—	$66

	For the Nine Months Ended September 30, 2024
(in millions)	IHAM	Consolidated IHAM Vehicles(1)	Eliminations	Consolidated
Selected Statement of Operations Information:
Revenues
Investment income	$263	$784	$(257)	$790
Management fees and other income	41	8	(38)	11
Total revenues	304	792	(295)	801
Expenses
Interest expense	30	432	—	462
Distributions to subordinated notes	—	154	(114)	40
Management fees and other expenses	11	47	(38)	20
Total expenses	41	633	(152)	522
Net operating income	263	159	(143)	279
Net realized gains (losses) on investments and foreign currency	3	(113)	(7)	(117)
Net realized loss on extinguishment of debt	—	(1)	—	(1)
Net unrealized (losses) gains on investments, foreign currency and other transactions	(41)	88	40	87
Total net realized and unrealized (losses) gains on investments, foreign currency and other transactions	(38)	(26)	33	(31)
Net income	225	133	(110)	248
Less: Net income attributable to non-controlling interests in Consolidated IHAM Vehicles	—	133	(110)	23
Net income attributable to Ivy Hill Asset Management, L.P.	$225	$—	$—	$225

	For the Three Months Ended September 30, 2023
(in millions)	IHAM	Consolidated IHAM Vehicles(1)	Eliminations	Consolidated
Selected Statement of Operations Information:
Revenues
Investment income	$87	$285	$(87)	$285
Management fees and other income	15	3	(14)	4
Total revenues	102	288	(101)	289
Expenses
Interest expense	15	152	—	167
Distributions to subordinated notes	—	52	(40)	12
Management fees and other expenses	3	19	(14)	8
Total expenses	18	223	(54)	187
Net operating income	84	65	(47)	102
Net realized losses on investments and other transactions	(7)	(16)	8	(15)
Net unrealized gains on investments and other transactions	2	46	(4)	44
Total net realized and unrealized (losses) gains on investments and other transactions	(5)	30	4	29
Net income	79	95	(43)	131
Less: Net income attributable to non-controlling interests in Consolidated IHAM Vehicles	—	95	(43)	52
Net income attributable to Ivy Hill Asset Management, L.P.	$79	$—	$—	$79

	For the Nine Months Ended September 30, 2023
(in millions)	IHAM	Consolidated IHAM Vehicles(1)	Eliminations	Consolidated
Selected Statement of Operations Information:
Revenues
Investment income	$253	$813	$(251)	$815
Management fees and other income	42	6	(40)	8
Total revenues	295	819	(291)	823
Expenses
Interest expense	50	424	—	474
Distributions to subordinated notes	—	141	(110)	31
Management fees and other expenses	11	55	(40)	26
Total expenses	61	620	(150)	531
Net operating income	234	199	(141)	292
Net realized losses on investments and other transactions	(17)	(26)	8	(35)
Net unrealized gains on investments and other transactions	19	76	(23)	72
Total net realized and unrealized gains on investments and other transactions	2	50	(15)	37
Net income	236	249	(156)	329
Less: Net income attributable to non-controlling interests in Consolidated IHAM Vehicles	—	249	(156)	93
Net income attributable to Ivy Hill Asset Management, L.P.	$236	$—	$—	$236
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

We provide capital to the SDLP in the form of subordinated certificates (the “SDLP Certificates”), and Varagon and its clients provide capital to the SDLP in the form of senior notes, intermediate funding notes and the SDLP Certificates. As of September 30, 2024 and December 31, 2023, we and a client of Varagon owned 87.5% and 12.5%, respectively, of the outstanding SDLP Certificates.

As of September 30, 2024 and December 31, 2023, we and Varagon and its clients had agreed to make capital available to the SDLP of $6.2 billion and $6.2 billion, respectively, in the aggregate, of which $1.4 billion and $1.4 billion, respectively, is to be made available from us. This capital will only be committed to the SDLP upon approval of transactions by the investment committee of the SDLP. Below is a summary of the funded capital and unfunded capital commitments of the SDLP.

	As of
(in millions)	September 30, 2024	December 31, 2023
Total capital funded to the SDLP(1)	$4,900	$5,361
Total capital funded to the SDLP by the Company(1)	$1,274	$1,328
Total unfunded capital commitments to the SDLP(2)	$291	$260
Total unfunded capital commitments to the SDLP by the Company(2)	$68	$60
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

The amortized cost and fair value of our SDLP Certificates and our yield on our investment in the SDLP Certificates at amortized cost and fair value as of September 30, 2024 and December 31, 2023 were as follows:

	As of
	September 30, 2024		December 31, 2023
(dollar amounts in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment in the SDLP Certificates	$1,231	$1,159	$1,316	$1,288
Yield on the investment in the SDLP Certificates	12.9%	13.7%	13.6%	13.9%

The interest income from our investment in the SDLP Certificates and capital structuring service fees and other income earned for the three and nine months ended September 30, 2024 and 2023 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Interest income	$43	$43	$131	$129
Capital structuring service fees and other income	$4	$1	$9	$8

As of September 30, 2024 and December 31, 2023, the SDLP portfolio was comprised entirely of first lien senior secured loans primarily to U.S. middle-market companies and were in industries similar to the companies in our portfolio. As of September 30, 2024 and December 31, 2023, one of the loans was on non-accrual status. Below is a summary of the SDLP’s portfolio as of September 30, 2024 and December 31, 2023:

	As of
(dollar amounts in millions)	September 30, 2024	December 31, 2023
Total first lien senior secured loans(1)(2)	$4,889	$5,431
Weighted average yield on first lien senior secured loans(3)	10.0%	10.4%
Largest loan to a single borrower(1)	$367	$370
Total of five largest loans to borrowers(1)	$1,686	$1,650
Number of borrowers in the SDLP	19	22
Commitments to fund delayed draw loans(4)	$291	$260
_______________________________________________________________________________

(1)At principal amount.

(2)First lien senior secured loans include certain loans that the SDLP classifies as “unitranche” loans. As of September 30, 2024 and December 31, 2023, the total principal amount of loans in the SDLP portfolio that the SDLP classified as “unitranche” loans was $4,181 million and $4,558 million, respectively.

(3) Computed as (a) the annual stated interest rate on accruing first lien senior secured loans, divided by (b) total first lien senior secured loans at principal amount.

(4)As discussed above, these commitments have been approved by the investment committee of the SDLP.

Pursuant to Rule 4-08(g) of Regulation S-X, selected financial information of the SDLP, in conformity with GAAP, as of September 30, 2024 and December 31, 2023 and for the three and nine months ended September 30, 2024 and 2023 are presented below:

	As of
(in millions)	September 30, 2024	December 31, 2023
Selected Balance Sheet Information:
Investments at fair value (amortized cost of $4,724 and $5,267, respectively)	$4,581	$5,129
Other assets	169	192
Total assets	$4,750	$5,321

Senior notes	$3,319	$3,705
Intermediate funding notes	125	139
Other liabilities	130	136
Total liabilities	3,574	3,980
Subordinated certificates and members’ capital	1,176	1,341
Total liabilities and members’ capital	$4,750	$5,321

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Selected Statement of Operations Information:
Total investment income	$137	$145	$420	$421
Interest expense	74	76	228	217
Other expenses	5	7	13	19
Total expenses	79	83	241	236
Net investment income	58	62	179	185
Net realized and unrealized (losses) gains on investments	(25)	6	(97)	(79)
Net increase in members’ capital resulting from operations	$33	$68	$82	$106

SDLP Loan Portfolio as of September 30, 2024

(dollar amounts in millions) Portfolio Company	Business Description	Maturity Date	Stated Interest Rate(1)	Principal Amount	Fair Value(2)
Arrowhead Holdco Company (3)(4)	Distributor of non-discretionary, mission-critical aftermarket replacement parts	08/2028	10.5%	$277.6	$247.1
Center for Autism and Related Disorders, LLC (3)(5)	Autism treatment and services provider specializing in applied behavior analysis therapy	11/2024		164.3	—
Concert Golf Partners Holdco LLC (3)	Golf club owner and operator	04/2030	9.6%	279.7	279.7
FS Squared Holding Corp. (3)(4)	Provider of on-site vending and micro market solutions	03/2026	10.3%	320.8	320.8
Harvey Tool Company, LLC (3)	Manufacturer of cutting tools used in the metalworking industry	10/2027	10.3%	268.1	268.1
HGC Holdings, LLC (3)	Operator of golf facilities	06/2026	10.1%	360.1	360.1
ISQ Hawkeye Holdco, Inc. (3)(4)	Provider of commercial and industrial waste processing and disposal services	08/2031	9.6%	309.2	309.2
Manna Pro Products, LLC (3)	Manufacturer and supplier of specialty nutrition and care products for animals	12/2026	10.9%	265.5	223.0
NMN Holdings III Corp. (3)(4)	Provider of complex rehabilitation technology solutions for patients with mobility loss	07/2031	9.3%	229.5	227.2
North Haven Falcon Buyer, LLC (3)(4)	Manufacturer of aftermarket golf cart parts and accessories	05/2027	8.1%	234.3	185.1
Penn Power Group LLC	Distributor of aftermarket parts to the heavy-duty truck industry	12/2027	10.7%	32.9	32.9
Precinmac (US) Holdings Inc. and Trimaster Manufacturing Inc. (3)(4)	Manufacturer of high-tolerance precision machined components and assemblies for the aerospace and defense industry	08/2027	10.9%	254.1	254.1
Pritchard Industries, LLC (3)(4)	Provider of janitorial and facilities management services	10/2027	10.7%	243.3	238.4
Qnnect, LLC (3)(4)	Manufacturer of highly engineered hermetic packaging products	11/2029	11.8%	276.3	276.3
SePro Holdings, LLC (3)	Provider of specialty chemicals for aquatics, turf and ornamental horticulture	07/2030	10.5%	118.6	116.2
THG Acquisition, LLC (3)	Multi-line insurance broker	12/2026	10.7%	323.9	323.9
Triwizard Holdings, Inc. (4)	Parking management and hospitality services provider	06/2029	10.1%	248.6	248.4
Valcourt Holdings II, LLC (3)	Provider of window cleaning and building facade maintenance and restoration services	11/2029	11.0%	314.4	314.4
Walnut Parent, Inc. (3)	Manufacturer of natural solution pest and animal control products	11/2027	10.4%	367.3	356.3
				$4,888.5	$4,581.2
____________________________________________________________________________

(1)Represents the weighted average annual stated interest rate as of September 30, 2024. All interest rates are payable in cash, except for portions of the stated interest rates which are PIK for investments in Arrowhead Holdco Company.

(2)Represents the fair value in accordance with Accounting Standards Codification 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”). The determination of such fair value is not included in our valuation process described elsewhere herein.

(3)We also hold a portion of this company’s first lien senior secured loan.

(4)We hold an equity investment in this company.

(5)Loan was on non-accrual status as of September 30, 2024.

SDLP Loan Portfolio as of December 31, 2023

(dollar amounts in millions) Portfolio Company	Business Description	Maturity Date	Stated Interest Rate(1)	Principal Amount	Fair Value(2)
Arrowhead Holdco Company (3)(4)	Distributor of non-discretionary, mission-critical aftermarket replacement parts	08/2028	10.0%	$271.6	$244.4
Benecon Midco II LLC (3)(4)	Employee benefits provider for small and mid-size employers	12/2026	10.7%	170.2	170.2
Center for Autism and Related Disorders, LLC (3)(5)	Autism treatment and services provider specializing in applied behavior analysis therapy	11/2024		164.3	—
Concert Golf Partners Holdco LLC (3)	Golf club owner and operator	04/2029	11.2%	273.5	273.5
Emergency Communications Network, LLC (3)	Provider of mission critical emergency mass notification solutions	06/2024	14.1%	252.3	219.5
Excelligence Holdings Corp. (3)	Developer, manufacturer and retailer of educational products	01/2024	11.5%	145.4	145.4
FS Squared Holding Corp. (3)(4)	Provider of on-site vending and micro market solutions	03/2025	10.8%	323.3	323.3
Harvey Tool Company, LLC (3)	Manufacturer of cutting tools used in the metalworking industry	10/2027	11.0%	256.6	254.0
HGC Holdings, LLC (3)	Operator of golf facilities	06/2026	11.2%	232.0	232.0
ISQ Hawkeye Holdco, Inc. (3)(4)	Provider of commercial and industrial waste processing and disposal services	08/2029	11.4%	295.6	295.6
Manna Pro Products, LLC (3)	Manufacturer and supplier of specialty nutrition and care products for animals	12/2026	11.5%	267.5	251.5
NCWS Intermediate, Inc. (3)(4)	Manufacturer and supplier of car wash equipment, parts and supplies to the conveyorized car wash market	12/2026	11.6%	279.7	279.7
North Haven Falcon Buyer, LLC (3)(4)	Manufacturer of aftermarket golf cart parts and accessories	05/2027	13.5%	224.5	181.8
Pegasus Global Enterprise Holdings, LLC (3)(4)	Provider of plant maintenance and scheduling software	05/2025	10.7%	334.9	334.9
Penn Detroit Diesel Allison, LLC	Distributor of aftermarket parts to the heavy-duty truck industry	12/2027	11.7%	32.9	32.9
Precinmac (US) Holdings Inc. and Trimaster Manufacturing Inc. (3)(4)	Manufacturer of high-tolerance precision machined components and assemblies for the aerospace and defense industry	08/2027	11.5%	256.1	253.5
Pritchard Industries, LLC (3)(4)	Provider of janitorial and facilities management services	10/2027	11.0%	245.2	240.3
Qnnect, LLC (3)(4)	Manufacturer of highly engineered hermetic packaging products	11/2029	12.4%	278.3	278.3
THG Acquisition, LLC (3)	Multi-line insurance broker	12/2026	11.2%	325.5	325.3
Triwizard Holdings, Inc. (4)	Parking management and hospitality services provider	06/2029	11.7%	169.2	169.2
Valcourt Holdings II, LLC (3)	Provider of window cleaning and building facade maintenance and restoration services	11/2029	11.3%	262.5	257.3
Walnut Parent, Inc. (3)	Manufacturer of natural solution pest and animal control products	11/2027	11.0%	370.2	366.5
				$5,431.3	$5,129.1
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

RESULTS OF OPERATIONS

For the three and nine months ended September 30, 2024 and 2023

Operating results for the three and nine months ended September 30, 2024 and 2023 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Total investment income	$775	$655	$2,231	$1,907
Total expenses	402	363	1,127	975
Net investment income before income taxes	373	292	1,104	932
Income tax expense, including excise tax	12	3	60	11
Net investment income	361	289	1,044	921
Net realized losses on investments, foreign currency and other transactions	(24)	(76)	(30)	(207)
Net unrealized gains on investments, foreign currency and other transactions	57	287	165	395
Realized loss on extinguishment of debt	—	—	(14)	—
Net increase in stockholders’ equity resulting from operations	$394	$500	$1,165	$1,109

Net income can vary substantially from period to period due to various factors, including acquisitions, the level of new investment commitments, the level of base interest rates and the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net increase in stockholders’ equity resulting from operations may not be meaningful.

Investment Income

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Interest income from investments	$568	$495	$1,620	$1,441
Capital structuring service fees	38	20	124	51
Dividend income	151	128	441	372
Other income	18	12	46	43
Total investment income	$775	$655	$2,231	$1,907

Interest income from investments for the three months ended September 30, 2024 increased from the comparable period in 2023 primarily as a result of the increase in the average size of our portfolio. The weighted average yield on our portfolio for the three months ended September 30, 2024 remained largely consistent with the comparable period in 2023. Interest income from investments for the nine months ended September 30, 2024 increased from the comparable period in 2023 primarily due to the increase in the average size of our portfolio as well as the impact of higher interest rates. The average size and weighted average yield of our portfolio at amortized cost for the three and nine months ended September 30, 2024 and 2023 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollar amounts in millions)	2024	2023	2024	2023
Average size of portfolio(1)	$25,141	$21,775	$23,878	$21,690
Weighted average yield on portfolio	11.3%	11.3%	11.4%	11.1%

_______________________________________________________________________________

(1)    Includes non-interest earning investments.

Capital structuring service fees for the three and nine months ended September 30, 2024 increased from the comparable periods in 2023 primarily due to an increase in new investment commitments. The lower weighted average capital structuring service fee percentage during the three and nine months ended September 30, 2024 was primarily due to a higher percentage of new investment commitments to existing portfolio companies, which generally resulted in lower fee opportunities as compared to the comparable periods in 2023. The new investment commitments and weighted average capital structuring service fee percentages for the three and nine months ended September 30, 2024 and 2023 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollar amounts in millions)	2024	2023	2024	2023
New investment commitments(1)	$3,209	$1,347	$8,762	$2,889
Weighted average capital structuring service fee percentages(1)	1.2%	1.5%	1.4%	1.8%
_______________________________________________________________________________

(1)Excludes $669 million and $129 million of new investment commitments sold to third party lenders during the three months ended September 30, 2024 and 2023, respectively, and $2,255 million and $289 million during the nine months ended September 30, 2024 and 2023, respectively. Excludes $41 million and $304 million of investment commitments sold to IHAM for the three and nine months ended September 30, 2024, respectively, and $122 million and $405 million, respectively, for the comparable periods in 2023.

Dividend income for the three and nine months ended September 30, 2024 and 2023 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Dividend income received from IHAM	$69	$62	$204	$179
Recurring dividend income	77	62	216	172
Non-recurring dividend income	5	4	21	21
Total dividend income	$151	$128	$441	$372

Dividend income received from IHAM for the three and nine months ended September 30, 2024 increased from the comparable periods in 2023 primarily due to the increased earnings from the IHAM Vehicles as a result of higher interest rates. Recurring dividend income for the three and nine months ended September 30, 2024 increased from the comparable periods in 2023 primarily due to an increase in yielding preferred equity investments.

Operating Expenses

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Interest and credit facility fees	$195	$145	$528	$425
Base management fee	96	81	274	239
Income based fee	92	83	273	238
Capital gains incentive fee(1)	7	42	19	40
Administrative and other fees	3	4	9	10
Other general and administrative	9	8	24	23
Total expenses	$402	$363	$1,127	$975
_______________________________________________________________________________

(1)Calculated in accordance with GAAP as discussed below.

Interest and credit facility fees for the three and nine months ended September 30, 2024 and 2023, were comprised of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Stated interest expense(1)	$183	$133	$490	$389
Credit facility fees	5	5	18	16
Amortization of debt issuance costs	9	8	25	23
Net amortization of premium on notes payable	(2)	(1)	(5)	(3)
Total interest and credit facility fees	$195	$145	$528	$425
________________________________________

(1)Includes the impact of the interest rate swaps for the three and nine months ended September 30, 2024 and 2023.

Stated interest expense for the three and nine months ended September 30, 2024 increased from the comparable periods in 2023 primarily due to the increase in the average principal amount of debt outstanding and the impact of higher interest rates on our floating debt obligations. Average debt outstanding and weighted average stated interest rate on our debt outstanding for the three and nine months ended September 30, 2024 and 2023 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollar amounts in millions)	2024	2023	2024	2023
Average debt outstanding	$13,470	$11,373	$12,656	$11,429
Weighted average stated interest rate on debt outstanding(1)	5.4%	4.7%	5.1%	4.5%
________________________________________

(1)The weighted average stated interest rate on our debt outstanding for the three and nine months ended September 30, 2024 includes the impact of interest rate swaps. See Note 6 to our consolidated financial statements for the three and nine months ended September 30, 2024, for more information on the interest rate swaps.

The base management fee for the three and nine months ended September 30, 2024 increased from the comparable periods in 2023 primarily due to the increase in the average size of our portfolio.

The income based fee for the three and nine months ended September 30, 2024 increased from the comparable periods in 2023 primarily due to the pre-incentive fee net investment income, as defined in the investment advisory and management agreement, for the three and nine months ended September 30, 2024 being higher than in the comparable periods in 2023.

For the three and nine months ended September 30, 2024, the capital gains incentive fee calculated in accordance with GAAP was $7 million and $19 million, respectively, compared to $42 million and $40 million, respectively, in the comparable periods in 2023. The capital gains incentive fee accrual for the nine months ended September 30, 2024 changed from the comparable period in 2023 primarily due to net gains on investments, foreign currency, other transactions and the extinguishment of debt of $121 million compared to net gains of $188 million for the comparable period in 2023. The capital gains incentive fee accrued under GAAP includes an accrual related to unrealized capital appreciation, whereas the capital gains incentive fee actually payable under our investment advisory and management agreement does not. There can be no assurance that such unrealized capital appreciation will be realized in the future. The accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. As of September 30, 2024, there was $106 million of capital gains incentive fee accrued in accordance with GAAP. As of September 30, 2024, there was no capital gains incentive fee actually payable under our investment advisory and management agreement. See Note 3 to our consolidated financial statements for the three and nine months ended September 30, 2024, for more information on the base management fee, income based fee and capital gains incentive fee.

Cash payment of any income based fee and capital gains incentive fee otherwise earned by our investment adviser is deferred if during the most recent four full calendar quarter period ending on or prior to the date such payment is to be made the sum of (a) the aggregate distributions to our stockholders and (b) the change in net assets (defined as total assets less indebtedness and before taking into account any income based fee and capital gains incentive fee payable during the period) is less than 7.0% of our net assets (defined as total assets less indebtedness) at the beginning of such period. These calculations will be adjusted for any share issuances or repurchases. Any income based fee and capital gains incentive fee deferred for payment are carried over for payment in subsequent calculation periods to the extent such fees are payable under the terms of the investment advisory and management agreement. See Note 3 to our consolidated financial statements for the three and nine months ended September 30, 2024, for more information on the related deferral terms.

Administrative and other fees represent fees paid to Ares Operations and our investment adviser for our allocable portion of overhead and other expenses incurred by Ares Operations and our investment adviser in performing their obligations under the administration agreement and the investment advisory and management agreement, respectively, including our allocable portion of the compensation, rent and other expenses of certain of our corporate officers and their respective staffs. See Note 3 to our consolidated financial statements for the three and nine months ended September 30, 2024, for more information on the administrative and other fees.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income, as required. To the extent that we determine that our estimated current year taxable income will be in excess of estimated dividend distributions for the current year from such income, we accrue excise tax, if any, on estimated excess taxable income as such taxable income is earned. For the three and nine months ended September 30, 2024, we recorded a net expense of $7 million and $24 million, respectively, for U.S. federal excise tax. For the three and nine months ended September 30, 2023, we recorded an expense of $2 million and $17 million, respectively, for U.S. federal excise tax.

Certain of our consolidated subsidiaries are subject to U.S. federal and state income taxes. For the three and nine months ended September 30, 2024, we recorded a net tax expense of $5 million and $37 million, respectively, for these subsidiaries. For the three and nine months ended September 30, 2023, we recorded a net tax expense (benefit) of $1 million and $(6) million, respectively, for these subsidiaries. The income tax expense for our taxable consolidated subsidiaries will vary depending on the level of realized gains from the exits of investments held by such taxable subsidiaries during the respective periods.

Net Realized Gains/Losses

The net realized gains (losses) from the sales, repayments or exits of investments during the three and nine months ended September 30, 2024 and 2023 were comprised of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Sales, repayments or exits of investments(1)	$2,514	$1,223	$4,005	$4,075
Net realized gains (losses) on investments:
Gross realized gains	$72	$22	$276	$89
Gross realized losses	(91)	(94)	(301)	(249)
Total net realized losses on investments	$(19)	$(72)	$(25)	$(160)
_______________________________________________________________________________

(1)Includes $266 million and $301 million of loans sold to IHAM and certain vehicles managed by IHAM during the three and nine months ended September 30, 2024, respectively, and $151 million and $842 million during the comparable periods in 2023, respectively. There were no net realized gains (losses) on these transaction with IHAM during the three months ended September 30, 2024. Net realized losses of $1 million were recorded on these transactions with IHAM during the nine months ended September 30, 2024. Net realized losses of $1 million and $12 million were recorded on these transactions with IHAM during the three and nine months ended September 30, 2023, respectively. See Note 4 to our consolidated financial statements for the three and nine months ended September 30, 2024 for more information on IHAM and its managed vehicles.

The net realized losses on investments during the three months ended September 30, 2024 consisted of the following:

(in millions) Portfolio Company	Net Realized Gains (Losses)
Pegasus Global Enterprise Holdings, LLC	$20
RF HP SCF Investor, LLC	19
Emergency Communications Network, LLC	(22)
Pluralsight, Inc.	(60)
Other, net	24
Total	$(19)

During the three months ended September 30, 2024, we also recognized net realized losses on foreign currency and other transactions of $5 million.

The net realized losses on investments during the three months ended September 30, 2023 consisted of the following:

(in millions) Portfolio Company	Net Realized Gains (Losses)
Benefytt Technologies, Inc.	$(17)
JDC Healthcare Management, LLC	(20)
Visual Edge Technology, Inc.	(47)
Other, net	12
Total	$(72)

During the three months ended September 30, 2023, we also recognized net realized losses on foreign currency and other transactions of $4 million.

The net realized losses on investments during the nine months ended September 30, 2024 consisted of the following:

(in millions) Portfolio Company	Net Realized Gains (Losses)
Heelstone Renewable Energy, LLC	$146
Benecon Midco II LLC	24
Pegasus Global Enterprise Holdings, LLC	20
RF HP SCF Investor, LLC	19
Kellermeyer Bergensons Services, LLC	(11)
SVP-Singer Holdings Inc.	(19)
OTG Management, LLC	(20)
SSE Buyer, Inc.	(21)
Emergency Communications Network, LLC	(22)
Pluralsight, Inc.	(60)
SHO Holding I Corporation, Shoes For Crews (Europe) Limited and Never Slip TopCo, Inc.	(119)
Other, net	38
Total	$(25)

During the nine months ended September 30, 2024, we also recognized net realized losses on foreign currency and other transactions of $5 million.

During the nine months ended September 30, 2024, we repaid in full the 2024 Convertible Notes (as defined below) upon their maturity with a combination of cash and shares of our common stock, resulting in a realized loss on extinguishment of debt of approximately $14 million.

The net realized losses on investments during the nine months ended September 30, 2023 consisted of the following:

(in millions) Portfolio Company	Net Realized Gains (Losses)
Cipriani USA, Inc. and Cipriani Group Holding S.A.R.L.	$18
DFC Global Facility Borrower III LLC	(12)
Benefytt Technologies, Inc.	(17)
JDC Healthcare Management, LLC	(20)
Visual Edge Technology, Inc.	(48)
National College of Business and Technology Inc. & Leeds IV Advisors, Inc.	(48)
ADG, LLC	(83)
Other, net	50
Total	$(160)

During the nine months ended September 30, 2023, we also recognized net realized losses on foreign currency and other transactions of $47 million.

Net Unrealized Gains/Losses

We value our portfolio investments at least quarterly and the changes in value are recorded as unrealized gains or losses in our consolidated statement of operations. Net unrealized gains and losses on investments for the three and nine months ended September 30, 2024 and 2023, were comprised of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Unrealized appreciation	$306	$307	$667	$576
Unrealized depreciation	(257)	(143)	(516)	(396)
Net unrealized depreciation reversed related to net realized gains or losses(1)	25	96	11	162
Total net unrealized gains on investments	$74	$260	$162	$342
_______________________________________________________________________________

(1)The net unrealized depreciation reversed related to net realized gains or losses represents the unrealized appreciation or depreciation recorded on the related asset at the end of the prior periods.

The changes in net unrealized appreciation and depreciation on investments during the three months ended September 30, 2024 consisted of the following:

(in millions) Portfolio Company	Net Unrealized Appreciation (Depreciation)
Potomac Intermediate Holdings II LLC	$67
Apex Clean Energy TopCo, LLC	20
High Street Buyer, Inc. and High Street Holdco LLC	14
Cloud Software Group, Inc.	13
Redwood Services, LLC	12
VPROP Operating, LLC and V SandCo, LLC	(11)
North American Science Associates, LLC, Cardinal Purchaser LLC and Cardinal Topco Holdings, L.P.	(12)
Production Resource Group, L.L.C.	(12)
ADG, LLC	(16)
Vobev, LLC and Vobev Holdings, LLC	(20)
Senior Direct Lending Program, LLC	(42)
Other, net	36
Total	$49

During the three months ended September 30, 2024, we also recognized net unrealized losses on foreign currency and other transactions of $17 million.

The changes in net unrealized appreciation and depreciation on investments during the three months ended September 30, 2023 consisted of the following:

(in millions) Portfolio Company	Net Unrealized Appreciation (Depreciation)
Global Medical Response, Inc. and GMR Buyer Corp.	$19
Storm Investment S.a.r.l.	16
Centric Brands LLC and Centric Brands GP LLC	13
Ivy Hill Asset Management, L.P.	11
Neptune Bidco US Inc.	11
SHO Holding I Corporation, Shoes For Crews (Europe) Limited and Never Slip TopCo, Inc.	(19)
Other, net	113
Total	$164

During the three months ended September 30, 2023, we also recognized net unrealized gains on foreign currency and other transactions of $27 million.

The changes in net unrealized appreciation and depreciation on investments during the nine months ended September 30, 2024 consisted of the following:

(in millions) Portfolio Company	Net Unrealized Appreciation (Depreciation)
Potomac Intermediate Holdings II LLC	$105
Redwood Services, LLC	36
SageSure Holdings, LLC	34
Apex Clean Energy TopCo, LLC	30
Global Medical Response, Inc. and GMR Buyer Corp.	29
Cloud Software Group, Inc.	26
Centric Brands LLC	21
High Street Buyer, Inc. and High Street Holdco LLC	16
Huskies Parent, Inc., GI Insurity Parent LLC and GI Insurity TopCo LP	15
Bragg Live Food Products, LLC	14
Neptune Bidco US Inc.	14
GHX Ultimate Parent Corporation	13
Silk Holdings III Corp. and Silk Holdings I Corp.	12
U.S. Anesthesia Partners, Inc. & U.S. Anesthesia Partners Holdings, Inc.	11
CoreLogic, Inc. and T-VIII Celestial Co-Invest LP	11
VPROP Operating, LLC and V SandCo, LLC	(11)
Project Potter Buyer, LLC and Project Potter Parent, L.P.	(11)
American Seafoods Group LLC and American Seafoods Partners LLC	(12)
PS Operating Company LLC	(12)
North American Science Associates, LLC, Cardinal Purchaser LLC and Cardinal Topco Holdings, L.P.	(15)
ADG, LLC	(19)
Production Resource Group, L.L.C.	(28)
Vobev, LLC and Vobev Holdings, LLC	(28)
H-Food Holdings, LLC	(37)
Senior Direct Lending Program, LLC	(44)
Other, net	(19)
Total	$151

During the nine months ended September 30, 2024, we also recognized net unrealized gains on foreign currency and other transactions of $3 million.

The changes in net unrealized appreciation and depreciation on investments during the nine months ended September 30, 2023 consisted of the following:

(in millions) Portfolio Company	Net Unrealized Appreciation (Depreciation)
Ivy Hill Asset Management, L.P.	$41
Heelstone Renewable Energy, LLC	31
Cloud Software Group, Inc.	25
Storm Investment S.a.r.l.	21
Cornerstone OnDemand, Inc.	13
Production Resource Group, L.L.C.	12
Benecon Midco II LLC	12
AthenaHealth Group Inc., Minerva Holdco, Inc. and BCPE Co-Invest (A), LP	12
Symplr Software Inc. and Symplr Software Intermediate Holdings, Inc.	11
Daylight Beta Parent LLC and CFCo, LLC	(12)
GPM Investments, LLC and ARKO Corp.	(12)
Senior Direct Lending Program, LLC	(18)
Center for Autism and Related Disorders, LLC	(19)
Potomac Intermediate Holdings II LLC	(19)
SHO Holding I Corporation, Shoes For Crews (Europe) Limited and Never Slip TopCo, Inc.	(36)
Other, net	118
Total	$180

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

In accordance with the Investment Company Act, we are allowed to borrow amounts such that our asset coverage, calculated pursuant to the Investment Company Act, is at least 150% after such borrowings (i.e., we are able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us). As of September 30, 2024, we had $486 million in cash and cash equivalents and $13.5 billion in total aggregate principal amount of debt outstanding ($13.5 billion at carrying value) and our asset coverage was 195%. Subject to borrowing base and other restrictions, we had approximately $4.5 billion available for additional borrowings under the Facilities as of September 30, 2024.

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

Equity Capital Activities

As of September 30, 2024 and December 31, 2023, our total equity market capitalization was $13.5 billion and $11.7 billion, respectively.

We may from time to time issue and sell shares of our common stock through public or “at the market” offerings. In connection with the issuance of our common stock, we issued and sold the following shares of common stock during the nine months ended September 30, 2024:

(in millions, except per share amount) Issuances of Common Stock	Number of Shares Issued	Gross Proceeds	Underwriting Fees/Offering Expenses	Net Proceeds	Average Offering Price Per Share(1)
“At the market” offerings	40.6	$844.0	$8.8	$835.2	$20.81
Total	40.6	$844.0	$8.8	$835.2
________________________________________

(1)    Represents the gross offering price per share before deducting underwriting discounts and commissions and offering expenses.

“At the Market” Offerings

We are a party to equity distribution agreements with several banks (the “Equity Distribution Agreements”). The Equity Distribution Agreements provide that we may from time to time issue and sell, by means of “at the market” offerings, up to $1.0 billion of our common stock. Subject to the terms and conditions of the Equity Distribution Agreements, sales of common stock, if any, may be made in transactions that are deemed to be “at the market” offerings as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended (the “Securities Act”). Under the currently effective Equity Distribution Agreements, common stock with an aggregate offering amount of $695 million remained available for issuance as of September 30, 2024.

Conversion of the 2024 Convertible Notes

In March 2024, in connection with the repayment of the 2024 Convertible Notes, we issued approximately 20 million shares of our common stock at a conversion price of $20.12 per share for a total value of $407 million. See Note 5 to our consolidated financial statements for the three and nine months ended September 30, 2024 for more information relating to the repayment of the 2024 Convertible Notes.

Dividend Reinvestment Plan

See Note 11 to our consolidated financial statements for the three and nine months ended September 30, 2024 for information regarding shares of common stock issued or purchased in accordance with our dividend reinvestment plan.

Stock Repurchase Program

We are authorized under our stock repurchase program to purchase up to $1.0 billion in the aggregate of our outstanding common stock in the open market at certain thresholds below our net asset value per share, in accordance with the guidelines specified in Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The timing, manner, price and amount of any share repurchases will be determined by us, in our sole discretion, based upon an evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors. The stock repurchase program does not require us to repurchase any specific number of shares of common stock or any shares of common stock at all. Consequently, we cannot assure stockholders that any specific number of shares of common stock, if any, will be repurchased under the stock repurchase program. As of September 30, 2024, the expiration date of the stock repurchase program was February 15, 2025. The program may be suspended, extended, modified or discontinued at any time. As of September 30, 2024, there was $1.0 billion available for additional repurchases under the program.

During the nine months ended September 30, 2024 and 2023, we did not repurchase any shares of our common stock in the open market under the stock repurchase program.

Price Range of Common Stock

The following table sets forth, for the first three quarters of the year ending December 31, 2024 and each fiscal quarter for the fiscal years ended December 31, 2023 and 2022, the net asset value per share of our common stock, the range of high and low closing sales prices of our common stock, the closing sales price as a premium (discount) to net asset value and the dividends or distributions declared by us. On October 24, 2024, the last reported closing sales price of our common stock on the

NASDAQ Global Select Market was $21.67 per share, which represented a premium of approximately 9.61% to the net asset value per share reported by us as of September 30, 2024.

	Net Asset	Price Range		High Sales Price Premium (Discount) to Net Asset	Low Sales Price Premium (Discount) to Net Asset	Cash Dividend Per
	Value(1)	High	Low	Value(2)	Value(2)	Share(3)
Year ended December 31, 2022
First Quarter	$19.03	$22.58	$19.70	18.65%	3.52%	$0.54	(4)
Second Quarter	$18.81	$22.44	$17.12	19.30%	(8.98)%	$0.42
Third Quarter	$18.56	$20.70	$16.84	11.53%	(9.27)%	$0.43
Fourth Quarter	$18.40	$19.76	$17.30	7.39%	(5.98)%	$0.48
Year ended December 31, 2023
First Quarter	$18.45	$20.04	$17.19	8.62%	(6.83)%	$0.48
Second Quarter	$18.58	$19.11	$17.65	2.85%	(5.01)%	$0.48
Third Quarter	$18.99	$19.81	$18.86	4.32%	(0.68)%	$0.48
Fourth Quarter	$19.24	$20.21	$18.66	5.04%	(3.01)%	$0.48
Year ended December 31, 2024
First Quarter	$19.53	$20.82	$19.94	6.61%	2.10%	$0.48
Second Quarter	$19.61	$21.58	$20.24	10.05%	3.21%	$0.48
Third Quarter	$19.77	$21.28	$19.80	7.64%	0.15%	$0.48

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

Debt Capital Activities

Our debt obligations consisted of the following as of September 30, 2024 and December 31, 2023:

	As of
	September 30, 2024					December 31, 2023
(in millions)	Total Aggregate Principal Amount Available/ Outstanding(1)		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Available/ Outstanding(1)		Principal Amount Outstanding	Carrying Value
Revolving Credit Facility	$4,513	(2)	$1,713	$1,713		$4,758	(2)	$1,413	$1,413
Revolving Funding Facility	1,775		822	822		1,775		863	863
SMBC Funding Facility	800	(3)	492	492		800	(3)	401	401
BNP Funding Facility	1,265		784	784		865		575	575
2024-1 CLO Notes(4)	476		476	473	(5)	—		—	—
2024 Convertible Notes	—		—	—	(5)	403		403	402	(5)
June 2024 Notes	—		—	—	(5)	900		900	899	(5)
March 2025 Notes	600		600	600	(5)	600		600	599	(5)
July 2025 Notes	1,250		1,250	1,252	(5)	1,250		1,250	1,255	(5)
January 2026 Notes	1,150		1,150	1,148	(5)	1,150		1,150	1,146	(5)
July 2026 Notes	1,000		1,000	995	(5)	1,000		1,000	993	(5)
January 2027 Notes	900		900	909	(5)(6)	900		900	905	(5)(6)
June 2027 Notes	500		500	496	(5)	500		500	495	(5)
June 2028 Notes	1,250		1,250	1,248	(5)	1,250		1,250	1,247	(5)
March 2029 Notes	1,000		1,000	1,005	(5)(6)	—		—	—
July 2029 Notes	850		850	871	(5)(6)	—		—	—
November 2031 Notes	700		700	692	(5)	700		700	691	(5)
Total	$18,029		$13,487	$13,500		$16,851		$11,905	$11,884
________________________________________

(1)Represents the total aggregate amount committed or outstanding, as applicable, under such instrument. Borrowings under the committed Revolving Credit Facility, Revolving Funding Facility, SMBC Funding Facility and BNP Funding Facility (each as defined below) are subject to borrowing base and other restrictions.

(2)Provides for a feature that allows us, under certain circumstances, to increase the size of the Revolving Credit Facility to a maximum of $6.7 billion and $7.1 billion, as of September 30, 2024 and December 31, 2023, respectively.

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

(6)The carrying value of the January 2027 Notes, the March 2029 Notes and the July 2029 Notes (each as defined below) as of September 30, 2024 includes adjustments as a result of effective hedge accounting relationships. The carrying value of the January 2027 Notes as of December 31, 2023 includes an adjustment as a result of an effective hedge accounting relationship. See Note 6 to our consolidated financial statements for the three and nine months ended September 30, 2024 for more information.

 The weighted average stated interest rate and weighted average maturity, both on aggregate principal amount outstanding, of all our debt outstanding as of September 30, 2024 were 5.2% and 3.5 years, respectively, and as of December 31, 2023 were 4.8% and 3.0 years, respectively. The weighted average stated interest rate of all our debt outstanding as of September 30, 2024 and December 31, 2023 includes the impact of interest rate swaps. See Note 6 to our consolidated financial statements for the three and nine months ended September 30, 2024 for more information on the interest rate swaps.

The ratio of total principal amount of debt outstanding to stockholders’ equity as of September 30, 2024 was 1.06:1.00 compared to 1.07:1.00 as of December 31, 2023.

Revolving Credit Facility

We are party to a senior secured revolving credit facility (as amended and restated, the “Revolving Credit Facility”), that allows us to borrow up to $4.5 billion at any one time outstanding. The Revolving Credit Facility consists of a $3.4 billion revolving tranche and a $1.1 billion term loan tranche. As of September 30, 2024, the end of the revolving periods and the stated maturity dates of the various revolving and term loan tranches of the Revolving Credit Facility were as follows:

(in millions)	Total Aggregate Principal Amount Committed/ Outstanding	End of Revolving Period	Maturity Date
Revolving tranche	$3,024	April 12, 2028	April 12, 2029
	269	March 31, 2026	March 31, 2027
	107	March 31, 2025	March 31, 2026
3,400
Term loan tranche	974		April 12, 2029
	70		April 19, 2028
	41		March 31, 2027
	28		March 31, 2026
1,113
$4,513

The Revolving Credit Facility also provides for a feature that allows us, under certain circumstances, to increase the overall size of the Revolving Credit Facility to a maximum of $6.7 billion. The interest rate charged on the Revolving Credit Facility is based on SOFR (or an alternative rate of interest for certain loans, commitments and/or other extensions of credit denominated in Sterling, Canadian Dollars, Euros and certain other foreign currencies) plus a credit spread adjustment of 0.10% and an applicable spread of either 1.75% or 1.875% or an “alternate base rate” (as defined in the documents governing the Revolving Credit Facility) plus a credit spread adjustment of 0.10% and an applicable spread of either 0.75% or 0.875%, in each case, determined monthly based on the total amount of the borrowing base relative to the sum of (i) the greater of (a) the aggregate amount of revolving exposure and term loans outstanding under the Revolving Credit Facility and (b) 85% of the total commitments of the Revolving Credit Facility (or, if higher, the total revolving exposure) plus (ii) other debt, if any, secured by the same collateral as the Revolving Credit Facility. As of September 30, 2024, the applicable spread in effect was 1.75%. We are also required to pay a letter of credit fee of either 2.00% or 2.125% per annum on letters of credit issued, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility. Additionally, we are required to pay a commitment fee of 0.375% per annum on any unused portion of the Revolving Credit Facility. As of September 30, 2024, there was $1.7 billion outstanding under the Revolving Credit Facility and we were in compliance in all material respects with the terms of the Revolving Credit Facility.

Revolving Funding Facility

We and our consolidated subsidiary, Ares Capital CP Funding LLC (“Ares Capital CP”), are party to a revolving funding facility (as amended, the “Revolving Funding Facility”), that allows Ares Capital CP to borrow up to $1.8 billion at any one time outstanding. The Revolving Funding Facility is secured by all of the assets held by, and the membership interest in, Ares Capital CP. The end of the reinvestment period and the stated maturity date for the Revolving Funding Facility are December 29, 2024 and December 29, 2026, respectively. The interest rate charged on the Revolving Funding Facility is based on SOFR plus a credit spread adjustment of 0.10% or a “base rate” (as defined in the documents governing the Revolving

Funding Facility) plus an applicable spread of 1.90% per annum. Ares Capital CP is also required to pay a commitment fee of between 0.50% and 1.25% per annum depending on the size of the unused portion of the Revolving Funding Facility. As of September 30, 2024, there was $822 million outstanding under the Revolving Funding Facility and we and Ares Capital CP were in compliance in all material respects with the terms of the Revolving Funding Facility. See “Recent Developments,” as well as Note 14 to our consolidated financial statements for the three and nine months ended September 30, 2024, for a subsequent event relating to the Revolving Funding Facility.

SMBC Funding Facility

We and our consolidated subsidiary, Ares Capital JB Funding LLC (“ACJB”), are party to a revolving funding facility (as amended, the “SMBC Funding Facility”), with ACJB, as the borrower, and Sumitomo Mitsui Banking Corporation, as the administrative agent and collateral agent, that allows ACJB to borrow up to $800 million at any one time outstanding. The SMBC Funding Facility also provides for a feature that allows ACJB, subject to receiving certain consents, to increase the overall size of the SMBC Funding Facility to $1.0 billion. The SMBC Funding Facility is secured by all of the assets held by ACJB. The end of the reinvestment period and the stated maturity date for the SMBC Funding Facility are March 28, 2027 and March 28, 2029, respectively. The reinvestment period and the stated maturity date are both subject to two one-year extensions by mutual agreement. The interest rate charged on the SMBC Funding Facility is based on an applicable spread of either (i) 2.50% over one month SOFR or (ii) 1.50% over a “base rate” (as defined in the documents governing the SMBC Funding Facility). ACJB is also required to pay a commitment fee of between 0.50% and 1.00% per annum depending on the size of the unused portion of the SMBC Funding Facility. As of September 30, 2024, there was $492 million outstanding under the SMBC Funding Facility and we and ACJB were in compliance in all material respects with the terms of the SMBC Funding Facility.

BNP Funding Facility

We and our consolidated subsidiary, ARCC FB Funding LLC (“AFB”), are party to a revolving funding facility (as amended, the “BNP Funding Facility”) with AFB, as the borrower, and BNP Paribas, as the administrative agent and lender, that allows AFB to borrow up to $1,265 million at any one time outstanding. The BNP Funding Facility is secured by all of the assets held by AFB. The end of the reinvestment period and the stated maturity date for the BNP Funding Facility are July 26, 2027 and July 26, 2029, respectively. The reinvestment period and the stated maturity date are both subject to a one-year extension by mutual agreement. The interest rate charged on the BNP Funding Facility was based on applicable SOFR, or a “base rate” (as defined in the documents governing the BNP Funding Facility) plus a margin of (i) 2.10% during the reinvestment period and (ii) 2.60% following the reinvestment period. As of September 30, 2024, the applicable spread in effect was 2.10%. AFB is required to pay a commitment fee of between 0.00% and 1.25% per annum depending on the size of the unused portion of the BNP Funding Facility. As of September 30, 2024, there was $784 million outstanding under the BNP Funding Facility and we and AFB were in compliance in all material respects with the terms of the BNP Funding Facility.

Debt Securitization

2024-1 CLO Notes

In May 2024, we, through our wholly owned consolidated subsidiary, Ares Direct Lending CLO 1 LLC (“ARCC CLO I”), completed a $702 million term debt securitization (the “2024 Debt Securitization”). The 2024 Debt Securitization is also known as a collateralized loan obligation and is an on-balance sheet financing incurred by us, which is consolidated by us for financial reporting purposes and subject to our overall asset coverage requirement. The notes offered in the 2024 Debt Securitization (collectively, the “2024-1 CLO Notes”) were issued by ARCC CLO I pursuant to the indenture governing 2024-1 CLO Notes (the “CLO Indenture”) and include (i) $406 million of Class A Senior Floating Rate Notes (the “Class A CLO Notes”); (ii) $70 million of Class B Senior Floating Rate Notes (the “Class B CLO Notes” and, together with the Class A CLO Notes, the “CLO Secured Notes”); and (iii) $226 million of Subordinated Notes (the “CLO Subordinated Notes”). We retained all of the CLO Subordinated Notes, as such, the CLO Subordinated Notes are eliminated in consolidation. The following table presents information on the 2024-1 CLO Notes as of September 30, 2024 (dollar amounts in millions):

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

See “Recent Developments,” as well as Note 14 to our consolidated financial statements for the three and nine months ended September 30, 2024 for a subsequent event relating to an additional term debt securitization.

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

Unsecured Notes

We issued certain unsecured notes (each issuance of which is referred to herein using the “defined term” set forth under the “Unsecured Notes” column of the table below and collectively referred to as the “Unsecured Notes”), that pay interest semi-annually and all principal amounts are due upon maturity. Each of the Unsecured Notes may be redeemed in whole or in part at any time at our option at a redemption price equal to par plus a “make whole” premium, if applicable, as determined pursuant to the indentures governing each of the Unsecured Notes, plus any accrued and unpaid interest. Certain key terms related to the features for the Unsecured Notes as of September 30, 2024 are listed below.

(dollar amounts in millions) Unsecured Notes	Aggregate Principal Amount Issued	Effective Stated Interest Rate	Original Issuance Date	Maturity Date
March 2025 Notes	$600	4.250%	January 11, 2018	March 1, 2025
July 2025 Notes	$1,250	3.250%	January 15, 2020	July 15, 2025
January 2026 Notes	$1,150	3.875%	July 15, 2020	January 15, 2026
July 2026 Notes	$1,000	2.150%	January 13, 2021	July 15, 2026
January 2027 Notes(1)	$900	7.678%	August 3, 2023	January 15, 2027
June 2027 Notes	$500	2.875%	January 13, 2022	June 15, 2027
June 2028 Notes	$1,250	2.875%	June 10, 2021	June 15, 2028
March 2029 Notes(1)	$1,000	7.223%	January 23, 2024	March 1, 2029
July 2029 Notes(1)	$850	6.740%	May 13, 2024	July 15, 2029
November 2031 Notes	$700	3.200%	November 4, 2021	November 15, 2031
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

In connection with certain of the unsecured notes issued by us, we have entered into interest rate swap agreements to more closely align the interest rates of such liabilities with our investment portfolio, which consists primarily of floating rate loans. We designated these interest rate swaps and the associated unsecured notes as qualifying fair value hedge accounting relationships. Certain information related to our interest rate swap instruments as of September 30, 2024 is presented below.

(dollar amounts in millions) Description	Hedged Item	Company Receives	Company Pays	Maturity Date	Notional Amount
Interest rate swap	January 2027 Notes	7.000%	SOFR +2.581%	January 15, 2027	$900
Interest rate swap	March 2029 Notes	5.875%	SOFR +2.023%	March 1, 2029	$1,000
Interest rate swap	July 2029 Notes	5.950%	SOFR +1.643%	July 15, 2029	$850

See Note 5 to our consolidated financial statements for the three and nine months ended September 30, 2024 for more information on our debt obligations.

As of September 30, 2024, we were in compliance in all material respects with the indentures governing the Unsecured Notes.

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

RECENT DEVELOPMENTS

On October 8, 2024, we and Ares Capital CP entered into an agreement to amend the Revolving Funding Facility. The amendment, among other things, (a) increased the commitments under the Revolving Funding Facility from $1,775 million to $2,150 million, (b) extended the end of the reinvestment period from December 29, 2024 to October 8, 2027, (c) extended the stated maturity date from December 29, 2026 to October 8, 2029 and (d) adjusted the interest rate charged on the Revolving Funding Facility from an applicable SOFR plus a credit spread adjustment of 0.10% or a “base rate” plus an applicable spread of 1.90% per annum to an applicable SOFR or a “base rate” (as defined in the documents governing the Revolving Funding Facility) plus an applicable spread of 2.00% per annum and with no credit spread adjustment. The other terms of the Revolving Funding Facility remained materially unchanged.

In October 2024, we, through a wholly owned and consolidated subsidiary, priced a $544 million term debt securitization. The transaction is expected to close in November 2024, subject to customary closing conditions. A term debt securitization is also known as a collateralized loan obligation and is a form of secured financing incurred by us, which is consolidated by us and subject to our overall asset coverage requirement.

From October 1, 2024 through October 24, 2024, we made new investment commitments of approximately $408 million, of which approximately $320 million were funded. Of the approximately $408 million in new investment commitments, 55% were in first lien senior secured loans, 19% were in senior subordinated loans and 26% were in our subordinated loan investment in IHAM. All of the approximately $408 million in new investment commitments were floating rate. The weighted average yield of debt and other income producing securities funded during the period at amortized cost was 10.8% and the weighted average yield on total investments funded during the period at amortized cost was 10.8%. We may seek to sell all or a portion of these new investment commitments, although there can be no assurance that we will be able to do so.

From October 1, 2024 through October 24, 2024, we exited approximately $1.2 billion of investment commitments, including $458 million of loans sold to IHAM or certain vehicles managed by IHAM. Of the approximately $1.2 billion of exited investment commitments, 60% were first lien senior secured loans, 28% were second lien senior secured loans, 1% were subordinated certificates of the SDLP and 11% were our subordinated loan investment in IHAM. All of the approximately $1.2 billion of exited investment commitments were floating rate. The weighted average yield of debt and other income producing securities exited or repaid during the period at amortized cost was 11.3% and the weighted average yield on total investments exited or repaid during the period at amortized cost was 11.3%. Of the approximately $1.2 billion of investment commitments exited from October 1, 2024 through October 24, 2024, we recognized total net realized gains of approximately $4 million, with no realized gains or losses recognized from the sale of loans to IHAM or certain vehicles managed by IHAM.

In addition, as of October 24, 2024, we had an investment backlog of approximately $2.8 billion. Investment backlog includes transactions approved by our investment adviser’s investment committee and/or for which a formal mandate, letter of intent or a signed commitment have been issued, and therefore we believe are likely to close. The consummation of any of the investments in this backlog depends upon, among other things, one or more of the following: satisfactory completion of our due diligence investigation of the prospective portfolio company, our acceptance of the terms and structure of such investment and the execution and delivery of satisfactory transaction documentation. In addition, we may sell all or a portion of these investments and certain of these investments may result in the repayment of existing investments. We cannot assure you that we will make any of these investments or that we will sell all or any portion of these investments.

CRITICAL ACCOUNTING ESTIMATES

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting estimates, including those relating to the valuation of our investment portfolio, are described below. The critical accounting estimates should be read in conjunction with our risk factors as disclosed in “Item 1A. Risk Factors.” See Note 2 to our consolidated financial statements for the three and nine months ended September 30, 2024 for more information on our critical accounting policies.

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

See Note 8 to our consolidated financial statements for the three and nine months ended September 30, 2024 for more information on our valuation process.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. Uncertainty with respect to the fluctuations in global interest rates, inflationary pressures, the Russia-Ukraine war and more recently the ongoing conflicts in the Middle East introduced significant volatility in the financial markets, and the effects of this volatility has materially impacted and could continue to materially impact our market risks, including those listed below. For more information concerning these risks and their potential impact on our business and our operating results, see “Risk Factors—General Risk Factors—Global economic, political and market conditions, including uncertainty about the financial stability of the United States, could have a significant adverse effect on our business, financial condition and results of operations”, “Risk Factors—Risks Relating to Our Investments—Economic recessions or downturns could impair our portfolio companies and harm our operating results” and “Risk Factors—Risks Relating to Our Business—Inflation has adversely affected and may continue to adversely affect the business, results of operations and financial condition of our portfolio companies” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 7, 2024.

Investment Valuation Risk

Because there is not a readily available market value for most of the investments in our portfolio, substantially all of our portfolio investments are valued at fair value as determined in good faith by our investment adviser, as the valuation designee, subject to the oversight of our board of directors based on, among other things, the input of the independent third-party valuation firms that have been engaged to support the valuation of each portfolio investment without a readily available market quotation at least once during a trailing 12-month period (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” as well as Notes 2 and 8 to our consolidated financial statements for the three and nine months ended September 30, 2024 for more information relating to our investment valuation.

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

As of September 30, 2024, 69% of the investments at fair value in our portfolio bore interest and dividends at variable rates (including our investment in the SDLP Certificates which accounted for 5% of our total investments at fair value), 14% bore interest at fixed rates, 9% were non-income producing, 1% were on non-accrual status and 7% was our equity investment in IHAM which generally pays a quarterly dividend. Additionally, excluding our investment in the SDLP Certificates, 99% of the remaining variable rate investments at fair value contained interest rate floors. The Facilities and the 2024-1 CLO Notes bear interest at variable rates with no interest rate floors. The Unsecured Notes bear interest at fixed rates, except that the January 2027 Notes, the March 2029 Notes and the July 2029 Notes have been swapped from a fixed rate to a floating rate through interest rate swaps. See Note 5 to our consolidated financial statements for the three and nine months ended September 30, 2024 for more information on our debt obligations. See Note 6 to our consolidated financial statements for the three and nine months ended September 30, 2024 for more information on the interest rate swaps.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

Based on our September 30, 2024 balance sheet, the following table shows the annualized impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in millions) Basis Point Change	Interest and Dividend Income	Interest Expense(1)	Net Income(2)
Up 300 basis points	$541	$211	$330
Up 200 basis points	$360	$141	$219
Up 100 basis points	$180	$70	$110
Down 100 basis points	$(179)	$(70)	$(109)
Down 200 basis points	$(359)	$(141)	$(218)
Down 300 basis points	$(536)	$(211)	$(325)
________________________________________

(1)Includes the impact to interest expense related to the interest rate swaps.

(2)Excludes the impact of the income based fee. See Note 3 to our consolidated financial statements for the three and nine months ended September 30, 2024 for more information on the income based fee.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of September 30, 2024, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any equity securities during the period covered in this report that were not registered under the Securities Act.

Dividend Reinvestment Plan

During the quarter ended September 30, 2024, as part of our dividend reinvestment plan for our common stockholders, we did not purchase shares of our common stock in the open market in order to satisfy the reinvestment portion of our dividends.

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

During the quarter ended September 30, 2024, there were no repurchases of our common stock under our stock repurchase program. As of September 30, 2024, the approximate dollar value of shares that may yet be purchased under the program was $1.0 billion.

Item 3.     Defaults Upon Senior Securities

Not applicable.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6.     Exhibits.
 EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Amendment and Restatement, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q (File No. 814-00663) for the quarter ended March 31, 2023, filed on April 25, 2023).
3.2	Third Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K (File No. 814-00663) for the year ended December 31, 2018, filed on February 12, 2019).
10.1	Eighth Amendment to the Revolving Credit and Security Agreement, dated as of July 25, 2024, among ARCC FB Funding LLC, as borrower, the lenders from time to time parties thereto, BNP Paribas, as administrative agent and lender, Ares Capital Corporation, as equityholder and servicer, and U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q (File No. 814-00663), filed on July 30, 2024).
10.2	Amendment No. 17 to Loan and Servicing Agreement, dated as of October 8, 2024, among Ares Capital CP Funding LLC, as the borrower, Ares Capital Corporation, as the servicer, Wells Fargo Bank, National Association, as the agent, Wells Fargo Bank, National Association, as a lender, Bank of America, N.A, as a lender, Sampension Livsforsikring A/S, as a lender, Arkitekternes Pensionskasse, as a lender, Pensionskassen for Jordbrugsakademikere og Dyrlæger, as a lender, Pensionskassen for Teknikum og Diplomingeniører, as a lender, Canadian Imperial Bank of Commerce, as a lender, U.S. Bank Trust Company, National Association, as trustee and U.S. Bank National Association, as bank and collateral custodian (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on October 11, 2024).
10.3	Equity Distribution Agreement, dated as of July 30, 2024, among Ares Capital Corporation, Ares Capital Management LLC, Ares Operations LLC and Truist Securities, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on July 30, 2024).
10.4	Equity Distribution Agreement, dated as of July 30, 2024, among Ares Capital Corporation, Ares Capital Management LLC, Ares Operations LLC and Jefferies LLC (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 814-00663), filed on July 30, 2024).
10.5	Equity Distribution Agreement, dated as of July 30, 2024, among Ares Capital Corporation, Ares Capital Management LLC, Ares Operations LLC and Mizuho Securities USA LLC (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 814-00663), filed on July 30, 2024).
10.6	Equity Distribution Agreement, dated as of July 30, 2024, among Ares Capital Corporation, Ares Capital Management LLC, Ares Operations LLC and RBC Capital Markets, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K (File No. 814-00663), filed on July 30, 2024).
10.7	Equity Distribution Agreement, dated as of July 30, 2024, among Ares Capital Corporation, Ares Capital Management LLC, Ares Operations LLC and Regions Securities LLC (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K (File No. 814-00663), filed on July 30, 2024).
31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

ARES CAPITAL CORPORATION

Date: October 30, 2024	By	/s/ R. KIPP DEVEER
R. Kipp deVeer Chief Executive Officer

Date: October 30, 2024	By	/s/ SCOTT C. LEM
Scott C. Lem Chief Financial Officer and Treasurer

Date: October 30, 2024	By	/s/ PAUL CHO
Paul Cho Chief Accounting Officer