Form 10-K
period 2024-12-31
ARES CAPITAL CORP
filed 2025-02-05
CIK 1287750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2024, based on the closing price on that date of $20.84 on The NASDAQ Global Select Market, was approximately $13,066,189,804. As of January 28, 2025, there were 671,481,609 shares of the registrant’s common stock outstanding.

Portions of the registrant’s Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

ARES CAPITAL CORPORATION

PART I

Item 1.    Business

GENERAL

Ares Capital Corporation

Ares Capital Corporation, a Maryland corporation (together with its subsidiaries, where applicable, “Ares Capital” or the “Company,” which may also be referred to as “we,” “us” or “our”), is a specialty finance company that is a closed-end, non-diversified management investment company. We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended, and the rules and regulations promulgated thereunder, the “Investment Company Act.” We were founded on April 16, 2004, were initially funded on June 23, 2004 and completed our initial public offering (“IPO”) on October 8, 2004. As of December 31, 2024, we were the largest publicly traded BDC by market capitalization and had approximately $28.3 billion of total assets.

We are externally managed by Ares Capital Management LLC (“Ares Capital Management” or our “investment adviser”), a subsidiary of Ares Management Corporation (“Ares Management” or “Ares”), a publicly traded, leading global alternative investment manager, pursuant to our investment advisory and management agreement. Ares Operations LLC (“Ares Operations” or our “administrator”), a subsidiary of Ares Management, provides certain administrative and other services necessary for us to operate.

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

Ares has been in existence for over 25 years and its partners have an average of approximately 25 years of investment experience in managing, advising, underwriting and restructuring companies. We have access to Ares’ investment professionals and operations management professionals, who provide assistance in accounting, finance, legal, compliance, operations, information technology, human resources and investor relations. As of December 31, 2024, Ares had over 1,100 investment professionals and over 2,100 operations management professionals.

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
Ares Management Corporation

Ares is a publicly traded, leading global alternative investment manager. As of December 31, 2024, Ares had over 3,200 employees in over 35 offices in more than 15 countries. Since its inception in 1997, Ares has adhered to a disciplined investment philosophy that focuses on delivering strong risk-adjusted investment returns throughout market cycles. Ares believes each of its distinct but complementary investment groups in credit, real assets, private equity and secondaries is a market leader based on assets under management and investment performance. Ares was built upon the fundamental principle that each group benefits from being part of the greater whole.

Ares Capital Management LLC

Ares Capital Management, our investment adviser, is served by origination, investment and portfolio management and valuation teams of approximately 230 U.S.-based investment professionals as of December 31, 2024 and led by certain partners of the Ares Credit Group: Kipp deVeer, Mitchell Goldstein and Michael Smith. Ares Capital Management leverages off of Ares’ investment platform and benefits from the significant capital markets, trading and research expertise of Ares’ investment professionals. Ares Capital Management’s investment committee has eight members primarily comprised of certain of the U.S.-based partners of the Ares Credit Group.

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

COMPETITIVE ADVANTAGES

We believe that we have the following competitive advantages over other capital providers to middle-market companies:

The Ares Platform

Ares operates integrated groups across credit, real assets, private equity and secondaries. We believe our affiliation with Ares provides a distinct competitive advantage through Ares’ originations, due diligence and marketing activities. In particular, we believe that the Ares platform provides us with an advantage through its deal flow generation and investment evaluation process. Ares’ asset management platform also provides additional market information, company knowledge and industry insight that benefit our investment and due diligence process. Ares’ professionals maintain extensive financial sponsor and intermediary relationships, which provide valuable insight and access to transactions and information.

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

Experience with and Focus on Middle-Market Companies

Ares has historically focused on investments in middle-market companies and we benefit from this experience. In sourcing and analyzing deals, our investment adviser benefits from Ares’ extensive network of relationships focused on middle-market companies, including management teams, members of the investment banking community, private equity groups and other investment firms with whom Ares has had long-term relationships. We believe this network enables us to identify well-positioned prospective portfolio company investments. The Ares Credit Group works closely with Ares’ other investment professionals. As of December 31, 2024, Ares oversaw a portfolio of investments in over 1,900 companies, over 1,750 alternative credit investments and over 525 properties across over 55 industries, which provides access to an extensive network of relationships and insights into industry trends and the state of the capital markets.

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

OPERATING AND REGULATORY STRUCTURE

Our investment activities are managed by our investment adviser and supervised by our board of directors, a majority of whom are independent of Ares and its affiliates. Our investment adviser is registered under the Investment Advisers Act of 1940, or the “Advisers Act.” Under our Second Amended and Restated Investment Advisory and Management Agreement with Ares Capital Management, referred to herein as our “investment advisory and management agreement,” we have agreed to pay our investment adviser a base management fee based on our total assets, as defined under the Investment Company Act (other than cash and cash equivalents, but including assets purchased with borrowed funds) (“base management fee”), a fee based on our net investment income (“income based fee”) and a fee based on our net capital gains (“capital gains incentive fee”). See “Investment Advisory and Management Agreement.” Ares Operations provides us with certain administrative and other services necessary for us to operate pursuant to an Amended and Restated Administration Agreement, referred to herein as our “administration agreement.” See “Administration Agreement.”

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

As of December 31, 2024, our asset coverage was 196%.

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

The proportion of these types of investments will change over time given our views on, among other things, the economic and credit environment in which we are operating. In pursuit of our investment objective, we generally seek to self-originate investments and lead the investment process, which may result in us making commitments with respect to indebtedness or securities of a potential portfolio company in excess of our expected final hold size. In such situations, while we may initially agree to fund up to a certain dollar amount of an investment, we may subsequently syndicate or sell a portion of such amount (including, without limitation, to our wholly owned portfolio company, IHAM (as defined below), or to vehicles managed by IHAM), such that we are left with a smaller investment than what was reflected in our original commitment. In addition to originating investments, we may also acquire investments in the secondary market (including purchases of a portfolio of investments).

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

Ivy Hill Asset Management, L.P.

As of December 31, 2024, our wholly owned portfolio company, Ivy Hill Asset Management, L.P. (“IHAM”), an asset manager and an SEC-registered investment adviser, managed 20 vehicles (such vehicles are collectively referred to as the “IHAM Vehicles”). As of December 31, 2024, IHAM had assets under management of approximately $12.8 billion. As of December 31, 2024, the amortized cost and fair value of our investment in IHAM was approximately $1.7 billion and $1.9 billion, respectively. In connection with IHAM’s registration as a registered investment adviser, on March 30, 2012, we received exemptive relief from the SEC allowing us to, subject to certain conditions, own directly or indirectly up to 100% of IHAM’s outstanding equity interests and make additional investments in IHAM. From time to time, IHAM or certain IHAM Vehicles may purchase investments from us or sell investments to us, in each case for a price equal to the fair market value of such investments determined at the time of such transactions.

For more information on IHAM, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio and Investment Activity—Ivy Hill Asset Management, L.P.” and Note 4 to our consolidated financial statements for the year ended December 31, 2024.

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

We provide capital to the SDLP in the form of subordinated certificates (the “SDLP Certificates”), and Varagon and its clients provide capital to the SDLP in the form of senior notes, intermediate funding notes and the SDLP Certificates. As of December 31, 2024, we and a client of Varagon owned 87.5% and 12.5%, respectively, of the outstanding SDLP Certificates. The SDLP Certificates pay a coupon equal to Secured Overnight Financing Rate (“SOFR”) plus a stated spread and also entitle the holders thereof to receive a portion of the excess cash flow from the loan portfolio, which may result in a return to the holders of the SDLP Certificates that is greater than the stated coupon. The SDLP Certificates are junior in right of payment to the senior notes and intermediate funding notes.

As of December 31, 2024, we and Varagon and its clients had agreed to make capital available to the SDLP of $6.2 billion in the aggregate, of which $1.4 billion is to be made available from us. We will continue to provide capital to the SDLP in the form of the SDLP Certificates, and Varagon and its clients will provide capital to the SDLP in the form of senior notes, intermediate funding notes and the SDLP Certificates. This capital will only be committed to the SDLP upon approval of transactions by the investment committee of the SDLP as discussed above.

For more information on the SDLP, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio and Investment Activity—Senior Direct Lending Program” and Note 4 to our consolidated financial statements for the year ended December 31, 2024.

Industrial and Geographic Compositions

We generally seek to invest in companies in the industries in which Ares’ investment professionals have direct expertise. The industries in the table listed below are where we have focused our investing activities; however, we may invest in other industries if we are presented with attractive opportunities.

The industrial and geographic compositions of our portfolio at fair value as of December 31, 2024 were as follows:

As of December 31, 2024
Industry
Software and Services	24.5%
Health Care Equipment and Services	12.0
Financial Services(1)	9.9
Commercial and Professional Services	9.4
Insurance	5.9
Consumer Distribution and Retail	5.7
Consumer Services	5.1
Investment Funds and Vehicles(2)	4.6
Media and Entertainment	4.6
Independent Power and Renewable Electricity Producers	3.7
Capital Goods	2.7
Pharmaceuticals, Biotechnology and Life Sciences	2.6
Consumer Durables and Apparel	2.3
Food and Beverage	1.8
Automobiles and Components	1.4
Other	3.8
Total	100.0%
_______________________________________________________________________________

(1)Includes our investment in IHAM.

(2)Includes our investment in the SDLP, which had made first lien senior secured loans to 20 different borrowers as of December 31, 2024. The portfolio companies in the SDLP are in industries similar to the companies in our portfolio.

As of December 31, 2024
Geographic Region
West(1)	25.2%
Midwest	20.9
Southeast	19.3
Mid-Atlantic	16.1
Northeast(2)	12.2
International	6.3
Total	100.0%
_______________________________________________________________________________

(1)Includes our investment in the SDLP, which represented 4.5% of the total investment portfolio at fair value as of December 31, 2024.

(2)Includes our investment in IHAM, which represented 7.1% of the total investment portfolio at fair value as of December 31, 2024.

As of December 31, 2024, loans on non-accrual status represented 1.7% of the total investments at amortized cost (or 1.0% at fair value).

Since our IPO on October 8, 2004 through December 31, 2024, our exited investments resulted in an asset level realized gross internal rate of return to us of approximately 13% (based on original cash invested, net of syndications, of approximately $49.7 billion and total proceeds from such exited investments of approximately $63.7 billion). Internal rate of return is the discount rate that makes the net present value of all cash flows related to a particular investment equal to zero. Internal rate of return is gross of expenses related to investments as these expenses are not allocable to specific investments. Investments are considered to be exited when the original investment objective has been achieved through the receipt of cash and/or non-cash consideration upon the repayment of a debt investment or sale of an investment or through the determination that no further consideration was collectible and, thus, a loss may have been realized.

Additionally, since our IPO on October 8, 2004 through December 31, 2024, our realized gains have exceeded our realized losses by approximately $0.9 billion (excluding a one-time gain on the acquisition of Allied Capital Corporation in April 2010 (the “Allied Acquisition”) and realized gains/losses from the extinguishment of debt and other transactions). For the same time period, our average annualized net realized gain rate was approximately 0.8% (excluding a one-time gain on the Allied Acquisition and realized gains/losses from the extinguishment of debt and other transactions). Net realized gain/loss rates for a particular period are the amount of net realized gains/losses during such period divided by the average quarterly investments at amortized cost in such period.

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

ON-GOING RELATIONSHIPS WITH AND MONITORING OF PORTFOLIO COMPANIES

We closely monitor each investment we make, maintain a regular dialogue with both the management team and other stakeholders and seek specifically tailored financial reporting. In addition, senior investment professionals may take board seats or obtain board observation rights in connection with our portfolio companies. As of December 31, 2024, of our 550 portfolio companies, we were entitled to board seats or board observation rights on 15% of these companies and these companies represented approximately 27% of our portfolio at fair value.

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

As of December 31, 2024, the weighted average grade of the investments in our portfolio at fair value was 3.1. For more information on our portfolio investment grades, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio and Investment Activity.”

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

STAFFING

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees or affiliates of our investment adviser, Ares Capital Management, and our administrator, Ares Operations, each of which is a subsidiary of Ares Management, pursuant to the terms of our investment advisory and management agreement and our administration agreement, respectively, each as described below. Each of our executive officers is an employee or affiliate of our investment adviser or our administrator. Our day-to-day investment activities are managed by our investment adviser. Most of the services necessary for the origination of our investment portfolio are provided by investment professionals employed by Ares Capital Management. Ares Capital Management had approximately 230 U.S.-based investment professionals as of December 31, 2024, who focus on origination, transaction development, investment and the ongoing monitoring of our investments. See “Investment Advisory and Management Agreement” below. We reimburse both our investment adviser and our administrator for a certain portion of expenses incurred in connection with such staffing, as described in more detail below. Because we have no employees, we do not have a formal employee relations policy.

INVESTMENT ADVISORY AND MANAGEMENT AGREEMENT

Management Services

Ares Capital Management serves as our investment adviser and is registered as an investment adviser under the Advisers Act. Subject to the overall supervision of our board of directors, our investment adviser manages the day-to-day operations of, and provides investment advisory and management services to, us. Under the terms of the investment advisory and management agreement, our investment adviser:

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

Ares Capital Management’s services to us under the investment advisory and management agreement are not exclusive, and it is free to furnish similar services to other entities. Similarly, our investment adviser or its affiliates may directly or indirectly manage funds or other investment vehicles with an investment objective similar to ours, including other Ares funds such as Ares Strategic Income Fund, a non-traded BDC managed by our investment adviser. Accordingly, we may compete with these Ares funds or other investment vehicles managed by our investment adviser and its affiliates for capital and investment opportunities. Ares Capital Management endeavors to allocate investment opportunities in a fair and equitable manner, and in any event consistent with any fiduciary duties owed to us. Nevertheless, it is possible that we may not be given the opportunity to participate in certain investments made by investment funds or other investment vehicles managed by our investment adviser or its affiliates. See “Risk Factors—Risks Relating to Our Business—There are significant potential conflicts of interest that could impact our investment returns.”

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
Income Based Fee
The income based fee is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income, as defined in the investment advisory and management agreement, for the quarter. Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies but excluding fees for providing managerial assistance) accrued during the calendar quarter, minus operating expenses for the quarter (including the base management fee, any expenses payable under the administration agreement, and any interest expense and dividends paid on any outstanding preferred stock, but excluding the income based fee and capital gains incentive fee accrued under U.S. generally accepted accounting principles (“GAAP”)). Pre-incentive fee net investment income includes, in the case of investments with a deferred income feature (such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities), accrued income that we have not yet received in cash. Our investment adviser is not under any obligation to reimburse us for any part of the income based fee it received that were based on accrued income that we never actually received. See “Risk Factors—Risks Relating to Our Business—There are significant potential conflicts of interest that could impact our investment returns.” and “Risk Factors—Risks Relating to Our Business—We may be obligated to pay our investment adviser certain fees even if we incur a loss.”
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

Capital Gains Incentive Fee

The capital gains incentive fee is determined and payable in arrears as of the end of each calendar year (or, upon termination of our investment advisory and management agreement, as of the termination date) and is calculated at the end of each applicable year by subtracting (a) the sum of our cumulative aggregate realized capital losses and aggregate unrealized capital depreciation from (b) our cumulative aggregate realized capital gains, in each case calculated from October 8, 2004, (the date we completed our IPO). Realized capital gains and losses include gains and losses on investments and foreign currencies, gains and losses on extinguishment of debt and from other assets, as well as any income tax and other expenses related to cumulative aggregate realized gains and losses. If such amount is positive at the end of such year, then the capital gains incentive fee for such year is equal to 20% of such amount, less the aggregate amount of capital gains incentive fee paid in all prior years. If such amount is negative, then there is no capital gains incentive fee for such year.

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
We defer cash payment of any income based fee and the capital gains incentive fee otherwise earned by our investment adviser if during the most recent four full calendar quarter period ending on or prior to the date such payment is to be made the sum of (a) the aggregate distributions to our stockholders and (b) the change in net assets (defined as total assets less indebtedness and before taking into account any income based fee and capital gains incentive fee payable during the period) is less than 7.0% of our net assets (defined as total assets less indebtedness) at the beginning of such period. Any deferred income based fee and capital gains incentive fee are carried over for payment in subsequent calculation periods to the extent such payment is payable under our investment advisory and management agreement.
Payment of Our Expenses

The services of all investment professionals and staff of our investment adviser, when and to the extent engaged in providing investment advisory and management services to us and compensation and routine overhead expenses of such personnel allocable to such services, are provided and paid for by our investment adviser. Under the investment advisory and management agreement, we bear all other costs and expenses of our operations and transactions, including, but not limited to, those relating to: organization; calculation of our net asset value (including, but not limited to, the cost and expenses of any independent third-party valuation provider (“IVP”)); expenses incurred by our investment adviser payable to third parties, including agents, consultants or other advisers, in monitoring our financial and legal affairs and in monitoring our investments (including the cost of consultants hired to develop information technology systems designed to monitor our investments) and performing due diligence on our prospective portfolio companies; interest payable on indebtedness, if any, incurred to finance our investments (including, but not limited to, payments to third party vendors for financial information services); offerings of our common stock and other securities (including, but not limited to, costs of rating agencies); investment advisory and management fees; administration fees payable under the administration agreement; fees payable to third parties, including agents, attorneys, consultants or other advisers, relating to, or associated with, evaluating, negotiating with and making investments in portfolio companies, regardless of whether such transactions are ultimately consummated (including, but not limited to, payments to third party vendors for financial information services); transfer agent and custodial fees; registration fees; listing fees; taxes; independent directors’ fees and expenses; costs of preparing and filing reports or other documents required by governmental bodies (including the SEC); the costs of any reports, proxy statements or other notices to stockholders, including printing costs; to the extent we are covered by any joint insurance policies, our allocable portion of the insurance premiums for such policies; direct costs and expenses of administration, including auditor and legal costs; and all other expenses incurred by us or our administrator in connection with administering our business as described in more detail under “—Administration Agreement” below.

Duration, Termination and Amendment

At an in-person meeting of our board of directors on May 9, 2024, our board of directors, including a majority of the directors who are not “interested persons” of the Company as defined in the Investment Company Act, voted to approve the continuation of our investment advisory and management agreement, which extended the terms of the agreement until June 6, 2025.

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

Organization of our Investment Adviser

Our investment adviser is a Delaware limited liability company that is registered as an investment adviser under the Advisers Act. The principal executive offices of Ares Capital Management are located at 1800 Avenue of the Stars, Suite 1400, Los Angeles, California 90067.

ADMINISTRATION AGREEMENT

We are also party to an administration agreement, referred to herein as the “administration agreement”, with our administrator, Ares Operations. Our board of directors approved the continuation of our administration agreement on May 9, 2024, which extended the term of the agreement until June 1, 2025. Pursuant to the administration agreement, Ares Operations furnishes us with office equipment and clerical, bookkeeping and record keeping services at our office facilities. Under the administration agreement, Ares Operations also performs, or oversees the performance of, our required administrative services, which include, among other things, providing assistance in accounting, legal, compliance, operations, technology and investor relations, being responsible for the financial and other records that we are required to maintain and preparing all reports and other materials required to be filed with the SEC or any other regulatory authority, including reports to stockholders. In addition, Ares Operations assists us in determining and publishing our net asset value, assists us in providing managerial assistance to our portfolio companies, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under the administration agreement are equal to an amount based upon our allocable portion of Ares Operations’ overhead and other expenses (including travel expenses) incurred by Ares Operations in performing its obligations under the administration agreement, including our allocable portion of the compensation, rent and other expenses of certain of our officers (including our chief compliance officer, chief financial officer, chief accounting officer, general counsel, secretary, treasurer and assistant treasurer) and their respective staffs. The administration agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

For the year ended December 31, 2024, we incurred $12 million in administrative and other fees, including certain costs that are reimbursable to our investment adviser under the investment advisory and management agreement or our administrator under the administration agreement. As of December 31, 2024, $5 million of the administrative and other fees were unpaid and included in “accounts payable and other liabilities” in our consolidated balance sheets.

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

The amount of leverage that we employ at any particular time will depend on our investment adviser’s and our board of directors’ assessments of market and other factors at the time of any proposed borrowing. As of January 28, 2025, we had $14.5 billion in total aggregate principal amount of debt outstanding under our various debt instruments. See “Risk Factors—Risks Relating to Our Business—We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.” For more information on our debt, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources” as well as Notes 5 and 16 to our consolidated financial statements for the year ended December 31, 2024.

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

The Investment Company Act also requires that a majority of our directors be persons other than “interested persons,” as that term is defined in Section 2(a)(19) of the Investment Company Act, who we refer to as “independent directors.” In addition, the Investment Company Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless that change is approved by holders of at least a majority of our outstanding voting securities. Under the Investment Company Act, the vote of holders of at least a “majority of outstanding voting securities” means the vote of the holders of the lesser of: (a) 67% or more of the outstanding shares of our common stock present at a meeting or represented by proxy if holders of more than 50% of the shares of our common stock are present or represented by proxy or (b) more than 50% of the outstanding shares of our common stock.

Under the Investment Company Act, we are generally not able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the current net asset value per share of our common stock if our board of directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. Pursuant to approval granted at a special meeting of stockholders held on August 8, 2024, we currently are permitted to sell or otherwise issue shares of our common stock at a price below net asset value, subject to certain limitations and determinations that must be made by our board of directors. Such stockholder approval expires on August 8, 2025. See “Risk Factors—Risks Relating to Our Business—Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital.”

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

We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the Investment Company Act. Under these limits, we generally cannot acquire more than 3% of the voting stock of any investment company (as defined in the Investment Company Act), invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of investment companies in the aggregate unless certain conditions are met. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses.

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

From time to time, capital markets may experience periods of disruption and instability. Such disruptions may result in, amongst other things, write-offs, the re-pricing of credit risk, the failure of financial institutions or worsening general economic conditions, any of which could materially and adversely impact the broader financial and credit markets and reduce the availability of debt and equity capital for the market as a whole and financial services firms in particular. There can be no assurance these market conditions will not occur or worsen in the future, including economic and political events in or affecting the world’s major economies, such as the ongoing war between Russia and Ukraine and conflicts in the Middle East. Sanctions imposed by the U.S. and other countries in connection with hostilities between Russia and Ukraine and the tensions between China and Taiwan have caused additional financial market volatility and affected the global economy. Concerns over future increases in inflation, economic recession, as well as interest rate volatility and fluctuations in oil and gas prices resulting from global production and demand levels, as well as geopolitical tension, have exacerbated market volatility. Market uncertainty and volatility have also been magnified as a result of the 2024 U.S. presidential and congressional elections and resulting uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies, including with respect to treaties and tariffs.

Equity capital may be difficult to raise during such periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. We generally seek approval from our stockholders so that we have the flexibility to issue up to 25% of our then outstanding shares of our common stock at a price below net asset value. Pursuant to approval granted at a special meeting of stockholders held on August 8, 2024, we are permitted to sell or otherwise issue shares of our common stock at a price below net asset value, subject to certain limitations and determinations that must be made by our board of directors. Such stockholder approval expires on August 8, 2025.

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

We are exposed to risks associated with changes in interest rates, including the current interest rate environment.

General interest rate fluctuations may have a negative impact on our investments and our investment returns and, accordingly, may have a material adverse effect on our investment objective and our net investment income.

The U.S. Federal Reserve (“Federal Reserve”) decreased the federal funds rate multiple times in 2024 after a sustained period of historically high rates. Because we borrow money and may issue debt securities or preferred stock to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities or preferred stock and the rate at which we invest these funds. In periods of declining interest rates, we may earn less interest income from investments and our cost of funds will also decrease, to a lesser extent, given certain of our currently outstanding indebtedness bears interest at fixed rates, resulting in lower net investment income. Conversely, in periods of rising interest rates, our interest income will increase as the majority of our portfolio bears interest at variable rates while our cost of funds will also increase, to a lesser extent, with the net impact being an increase to our net investment income, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.” We have entered into certain hedging transactions, such as interest rate swaps, to mitigate our exposure to adverse fluctuations in interest rates, and we may do so again in the future. However, we cannot assure you that such transactions will be successful in mitigating our exposure to interest rate risk. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. See “Risks Relating to Our Investments—We may expose ourselves to risks if we engage in hedging transactions.”

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

Certain of our portfolio companies are in industries that have been or may be impacted by inflation. U.S. inflation rates have fluctuated in recent periods, and remain well above historical levels over the past several decades. Inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our portfolio companies’ operations. If these portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations. See “—We are exposed to risks associated with changes in interest rates, including the current interest rate environment.”

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

The departure or misconduct of any of these individuals, or of a significant number of the investment professionals or partners of Ares, could have a material adverse effect on our business, financial condition or results of operations. In addition, we cannot assure you that Ares Capital Management will remain our investment adviser or that we will continue to have access to Ares’ investment professionals or its information and deal flow. Further, there can be no assurance that we will replicate our own, our affiliates’, or Ares’ historical success, and we caution that our investment returns could be substantially lower than the returns achieved by other Ares funds.

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

We will need to periodically access the capital markets to raise cash to fund new investments in excess of our repayments, and we may also need to access the capital markets to refinance existing debt obligations to the extent such maturing obligations are not repaid with availability under our revolving credit facilities, which includes our senior secured revolving credit agreement, dated as of December 28, 2005 (as amended, the “Revolving Credit Facility”), our purchase and sale agreement, dated as of November 3, 2004 (as amended, the “Revolving Funding Facility”), our loan and servicing agreement, dated as of January 20, 2012 (as amended, the “SMBC Funding Facility”) and our revolving credit and security agreement, dated as of June 11, 2020 (as amended, the “BNP Funding Facility” and, together with the Revolving Credit Facility, the Revolving Funding Facility and the SMBC Funding Facility, the “Facilities”) or cash flows from operations. We have elected to be treated as a RIC and operate in a manner so as to qualify for the U.S. federal income tax treatment applicable to RICs. Among other things, in order to maintain our RIC status, we must distribute to our stockholders on a timely basis generally an amount equal to at least 90% of our investment company taxable income, and, as a result, such distributions will not be available to fund investment originations or repay maturing debt. We must continue to borrow from financial institutions and issue additional securities to fund our growth. Unfavorable economic or capital market conditions may increase our funding costs, limit our access to the capital markets or could result in a decision by lenders not to extend credit to us. An inability to successfully access the capital markets may limit our ability to refinance our existing debt obligations as they come due and/or to fully execute our business strategy and could limit our ability to grow or cause us to have to shrink the size of our business, which could decrease our earnings, if any. See “—The capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect the debt and equity capital markets, which may have a negative impact on our business and operations.”

In addition, we are currently allowed to borrow amounts or issue debt securities or preferred stock, which we refer to collectively as “senior securities,” such that our asset coverage, as calculated pursuant to the Investment Company Act, equals at least 150% immediately after such borrowing (i.e., we are able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us). Such requirement, in certain circumstances, may restrict our ability to borrow or issue debt securities or preferred stock. The amount of leverage that we employ will depend on our investment adviser’s and our board of directors’ assessments of market and other factors at the time of any proposed borrowing or issuance of senior securities. We cannot assure you that we will be able to maintain or increase the amount available to us under our current Facilities or to our portfolio companies under the Letter of Credit Facility (as defined below), obtain other lines of credit or issue senior securities at all or on terms acceptable to us.
Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital.

We may issue senior securities or borrow money from banks or other financial institutions, up to the maximum amount permitted by the Investment Company Act. As a BDC, we are currently permitted to incur indebtedness or issue senior securities only in amounts such that our asset coverage, as calculated pursuant to the Investment Company Act, equals at least 150% after each such incurrence or issuance (i.e., we are able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us). If the value of our assets declines, we may be unable to satisfy this test, which may prohibit us from paying dividends and could prevent us from maintaining our status as a RIC or may prohibit us from repurchasing shares of our common stock. In addition, our inability to satisfy this test could cause an event of default under our existing indebtedness. If we cannot satisfy this test, we may be required to sell a portion of our investments at a time when such sales may be disadvantageous and, depending on the nature of our leverage, repay a portion of our indebtedness. Accordingly, any failure to satisfy this test could have a material adverse effect on our business, financial condition or results of operations. As of December 31, 2024, our asset coverage calculated in accordance with the Investment Company Act was 196%. Also, to generate cash for funding new investments, we may in the future seek to issue additional debt or to securitize certain of our loans. The Investment Company Act may impose restrictions on the structure of any such securitization.

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

Pursuant to approval granted at a special meeting of stockholders held on August 8, 2024, we are permitted to sell or otherwise issue shares of our common stock at a price below net asset value, subject to certain limitations and determinations that must be made by our board of directors. Such stockholder approval expires on August 8, 2025.
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

As of December 31, 2024, we had approximately $3.6 billion of outstanding borrowings under the Facilities, our wholly owned consolidated subsidiary, Ares Direct Lending CLO 1 LLC (“ADL CLO 1”) had approximately $476 million in aggregate principal amount outstanding of the notes offered in the ADL CLO 1 debt securitization that mature on April 25, 2036 (collectively, the “April 2036 CLO Notes”), excluding the approximately $226 million of subordinated notes that mature on April 25, 2036 issued by ADL CLO 1 which were retained by us and eliminated in consolidation (the “April 2036 CLO Subordinated Notes”), our wholly owned consolidated subsidiary, Ares Direct Lending CLO 4 LLC (“ADL CLO 4”) had approximately $544 million in aggregate principal amount outstanding of the loans incurred in the ADL CLO 4 debt securitization that mature on October 24, 2036 (collectively, the “October 2036 CLO Secured Loans” and, together with the April 2036 CLO Notes, the “Debt Securitizations”), excluding the approximately $260 million of subordinated notes that mature on October 24, 2036 issued by ADL CLO 4 which were retained by us and eliminated in consolidation (the “October 2036 CLO Subordinated Notes”), and we had approximately $9.2 billion in aggregate principal amount outstanding of senior unsecured notes (we refer to each series of unsecured notes using the defined term set forth under the “Unsecured Notes” column of the table below and collectively referred to all such series as the “Unsecured Notes”).

(dollar amounts in millions) Unsecured Notes	Aggregate Principal Amount Issued	Effective Stated Interest Rate	Original Issuance Date	Maturity Date
March 2025 Notes	$600	4.250%	January 11, 2018	March 1, 2025
July 2025 Notes	$1,250	3.250%	January 15, 2020	July 15, 2025
January 2026 Notes	$1,150	3.875%	July 15, 2020	January 15, 2026
July 2026 Notes	$1,000	2.150%	January 13, 2021	July 15, 2026
January 2027 Notes(1)	$900	6.978%	August 3, 2023	January 15, 2027
June 2027 Notes	$500	2.875%	January 13, 2022	June 15, 2027
June 2028 Notes	$1,250	2.875%	June 10, 2021	June 15, 2028
March 2029 Notes(1)	$1,000	6.575%	January 23, 2024	March 1, 2029
July 2029 Notes(1)	$850	6.040%	May 13, 2024	July 15, 2029
November 2031 Notes	$700	3.200%	November 4, 2021	November 15, 2031
________________________________________

(1)The effective stated interest rates of the January 2027 Notes, the March 2029 Notes and the July 2029 Notes include the impact of interest rate swaps.

In addition, we and Deutsche Bank AG New York Branch (the “DB Issuer”) are party to an uncommitted continuing agreement (the “Letter of Credit Facility”). As of December 31, 2024, the DB Issuer had $140 million in letters of credit issued under the Letter of Credit Facility.

In order for us to cover our annual interest payments on our outstanding indebtedness at December 31, 2024, we must achieve annual returns on our December 31, 2024 total assets of at least 2.4%. The weighted average stated interest rate charged on our principal amount of outstanding indebtedness as of December 31, 2024 was 4.9%. We intend to continue borrowing under the Facilities in the future and we may increase the size of the Facilities, the Letter of Credit Facility or issue additional debt securities or other evidences of indebtedness (although there can be no assurance that we will be successful in doing so). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments,” as well as Note 16 to our consolidated financial statements for the year ended December 31, 2024 for a subsequent event relating to an additional issuance of unsecured notes. For more information on our indebtedness, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources.” Our ability to service our debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. The amount of leverage that we employ at any particular time will depend on our investment adviser’s and our board of directors’ assessments of market and other factors at the time of any proposed borrowing and is subject to our compliance with our asset coverage requirement following any such borrowing.

The Facilities, the Debt Securitizations and the Unsecured Notes impose financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC. A failure to renew the Facilities or to add new or replacement debt facilities or to issue additional debt securities or other evidences of indebtedness could have a material adverse effect on our business, financial condition and results of operations.

The following table illustrates the effect on return to a holder of our common stock of the leverage created by our use of borrowing at the weighted average stated interest rate of 4.9% as of December 31, 2024, together with (a) our total value of net assets as of December 31, 2024; (b) approximately $13.8 billion in aggregate principal amount of indebtedness outstanding as of December 31, 2024 and (c) hypothetical annual returns on our portfolio of minus 10% to plus 10%.

Assumed Return on Portfolio (Net of Expenses)(1)	-10.00%	-5.00%	—%	5.00%	10.00%
Corresponding Return to Common Stockholders(2)	-26.21%	-15.63%	-5.05%	5.53%	16.11%
_______________________________________________________________________________

(1)The assumed portfolio return is required by SEC regulations and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table. Pursuant to SEC regulations, this table is calculated as of December 31, 2024. As a result, it has not been updated to take into account any changes in assets or leverage since December 31, 2024.

(2)In order to compute the “Corresponding Return to Common Stockholders,” the “Assumed Return on Portfolio” is multiplied by the total value of our assets as of December 31, 2024 to obtain an assumed return to us. From this amount, the interest expense (calculated by multiplying the weighted average stated interest rate of 4.9% by the approximately $13.8 billion of principal debt outstanding as of December 31, 2024) is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets as of December 31, 2024 to determine the “Corresponding Return to Common Stockholders.”

In addition to regulatory requirements that restrict our ability to raise capital, the Facilities, the Debt Securitizations and the Unsecured Notes contain various covenants that, if not complied with, could accelerate repayment under the Facilities, the Debt Securitizations and the Unsecured Notes, thereby materially and adversely affecting our liquidity, financial condition and results of operations.
The agreements governing the Facilities, the Debt Securitizations and the Unsecured Notes require us to comply with certain financial and operational covenants. These covenants may include, among other things:

•restrictions on the level of indebtedness that we are permitted to incur in relation to the value of our assets;

•restrictions on our ability to incur liens; and

•maintenance of a minimum level of stockholders’ equity.

As of the date of this Annual Report, we are in compliance in all material respects with the covenants of the Facilities, the Debt Securitizations and the Unsecured Notes. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. For example, depending on the condition of the public debt and equity markets and pricing levels, unrealized depreciation in our portfolio may increase in the future. Any such increase could result in our inability to comply with our obligation to restrict the level of indebtedness that we are able to incur in relation to the value of our assets or to maintain a minimum level of stockholders’ equity.

Accordingly, although we believe we will continue to be in compliance, there are no assurances that we will continue to comply with the covenants in the Facilities, the Debt Securitizations and the Unsecured Notes. Failure to comply with these covenants could result in a default under the Facilities, the Debt Securitizations or the Unsecured Notes, that, if we were unable to obtain a waiver from the lenders or holders of such indebtedness, as applicable, such lenders or holders could accelerate repayment under such indebtedness and thereby have a material adverse impact on our business, financial condition and results of operations.

We have formed and may in the future form CLOs, which subject us to certain structured financing risks.

To finance certain investments, we have completed debt securitizations through collateralized loan obligations (“CLOs”) and may in the future securitize certain of our secured loans or other investments, including through the formation of one or more additional CLOs, while retaining all or most of the exposure to the performance of such investments. As of December 31, 2024, we have completed two debt securitizations, one in May 2024 through ADL CLO 1, which has approximately $476 million in aggregate principal amount of April 2036 CLO Notes issued and outstanding (excluding the April 2036 CLO Subordinated Notes), and one in November 2024 through ADL CLO 4, which has approximately $544 million in aggregate principal amount of October 2036 CLO Secured Loans issued and outstanding (excluding the October 2036 CLO Subordinated Notes). Our current CLOs involve, and any additional CLOs would involve, a contribution by us of a pool of assets to a special purpose entity, and a sale of debt interests in such entity on a non-recourse or limited-recourse basis to purchasers.

In addition, a decline in the credit quality of loans in a CLO due to poor operating results of the relevant borrower, declines in the value of loan collateral or increases in defaults, among other things, may force a CLO to sell certain assets at a loss, reducing their earnings and, in turn, cash potentially available for distribution to us for distribution to our stockholders. To the extent that any losses are incurred by the CLO in respect of any collateral, such losses will be borne first by the owner of equity interests in the CLO.

The manager for a CLO that we create may be us, our investment adviser or an affiliate, and such manager may be entitled to receive compensation for structuring and/or management services. To the extent our investment adviser or an affiliate other than us serves as manager and we are obligated to compensate our investment adviser or the affiliate for such services, we, our investment adviser or the affiliate will implement offsetting arrangements to assure that we, and indirectly, our common stockholders, pay no additional management fee to our investment adviser or the affiliate in connection therewith. Our investment adviser serves as asset manager to ADL CLO 1 and ADL CLO 4 under asset management agreements with such entities and is entitled to receive compensation for structuring and/or management services. Our investment adviser has agreed to waive any management fees from ADL CLO 1 and ADL CLO 4. To the extent we serve as the manager, we will waive any right to receive fees for such services from us (and indirectly our common stockholders) or any affiliate.

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

As a BDC, we are prohibited under the Investment Company Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of our independent directors and, in some cases, of the SEC. Among other things, any person that, directly or indirectly, owns, controls or holds with the power to vote 5% or more of our outstanding voting securities is an affiliate of ours for the purposes of the Investment Company Act. However, we may under certain circumstances purchase any such affiliate’s loans or securities in the secondary market, which could create a conflict for our investment adviser between our interests and the interests of such affiliate, in that the ability of our investment adviser to recommend actions in our best interest may be limited. We are generally prohibited from buying or selling any securities (other than our securities) from or to an affiliate. The Investment Company Act also prohibits us from participating in certain “joint” transactions with certain of our affiliates which could include investments in the same portfolio company (whether at the same or different times), without the prior approval of our independent directors and, in cases where the affiliate is presumed to control us (i.e., they own more than 25% of our voting securities), prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security (other than our securities) from or to any portfolio company of a fund managed by any affiliate of our investment adviser, or entering into joint arrangements, such as certain co-investments with these companies or funds, without the prior approval of the SEC, which may limit the scope of investment opportunities that may otherwise be available to us.

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

Conflicts may arise in allocating and structuring investments, time, services, expenses or resources among the investment activities of Ares funds, Ares, other Ares-affiliated entities and the employees of Ares. Certain of our executive officers and directors, and members of the investment committee of our investment adviser, serve or may serve as officers, directors or principals of other entities, including other Ares funds. These officers and directors will devote such portion of their time to our affairs as is required for the performance of their duties, but they are not required to devote all of their time to us. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in our or our stockholders’ best interests or may require them to devote time to services for other entities, which could interfere with the time available to provide services to us. Members of our investment adviser’s investment committee may have significant responsibilities for other Ares funds. Similarly, although the professional staff of our investment adviser will devote as much time to the management of us as appropriate to enable our investment adviser to perform its duties in accordance with the investment advisory and management agreement, the investment professionals of our investment adviser may have conflicts in allocating their time and services among us, and investment vehicles managed by our investment adviser or one or more of its affiliates. These activities could be viewed as creating a conflict of interest insofar as the time and effort of the professional staff of our investment adviser and its officers and employees will not be devoted exclusively to our business but will instead be allocated between our business and the management of these other investment vehicles.

In addition, certain Ares funds may have investment objectives that compete or overlap with, and may from time to time invest in asset classes similar to those targeted by us. Consequently, we, and these other entities, may from time to time pursue the same or similar capital and investment opportunities. Pursuant to its investment allocation policy, Ares and its controlled affiliates, including our investment adviser, endeavor to allocate investment opportunities in a fair and equitable manner, and in any event consistent with any fiduciary duties owed to us. Nevertheless, it is possible that we may not be given the opportunity to participate in certain investments made by investment funds managed by investment managers affiliated with Ares (including our investment adviser) and, if given such opportunity, may not be allowed to participate in such investments without the prior approval of our directors who are not interested persons and, in some cases, the prior approval of the SEC. In addition, there may be conflicts in the allocation of investments among us and the funds managed by investment managers affiliated with Ares (including our investment adviser) or one or more of our controlled affiliates or among the funds they manage, including investments made pursuant to the Co-Investment Exemptive Order. Further, such other Ares funds may hold positions in portfolio companies in which we have also invested. Such investments may raise potential conflicts of interest between us and such other Ares funds, particularly if we and such other Ares funds invest in different classes or types of securities or investments of the same underlying portfolio company. In that regard, actions may be taken by such other Ares funds that are adverse to our interests, including, but not limited to, during a restructuring, bankruptcy or other insolvency proceeding or similar matter occurring at the underlying portfolio company.

We have from time to time sold assets to IHAM and certain of the IHAM Vehicles and, as part of our investment strategy, we may offer to sell additional assets to vehicles managed by one or more of our affiliates (including IHAM) or we may purchase assets from vehicles managed by one or more of our affiliates (including IHAM). In addition, vehicles managed by one or more of our affiliates (including IHAM) may offer assets to or may purchase assets from one another. While assets may be sold or purchased at prices that are consistent with those that could be obtained from third parties in the marketplace, and although these types of transactions generally require approval of one or more independent parties, there may be an inherent conflict of interest in such transactions between us and funds managed by one of our affiliates (including our investment adviser). In addition, subject to the limitations of the Investment Company Act and conditions of the Co-Investment Exemptive Order, we may invest in loans, the proceeds of which may refinance or otherwise repay debt or securities of companies whose debt is owned by other Ares funds.

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

Our investment adviser’s base management fee is based on a percentage of our total assets (other than cash or cash equivalents but including assets purchased with borrowed funds) and, consequently, our investment adviser may have conflicts of interest in connection with decisions that could affect our total assets, such as decisions as to whether to incur indebtedness or to make future investments. We are currently allowed to borrow amounts subject to our compliance with our asset coverage requirement following any such borrowing. Accordingly, our investment adviser may have conflicts of interest in connection with decisions to use increased leverage permitted under our asset coverage requirement applicable to senior securities, as the incurrence of such additional indebtedness would result in an increase in the base management fee payable to our investment adviser and may also result in an increase in the income based fee and capital gains incentive fee payable to our investment adviser.

The income based fee payable by us to our investment adviser that relates to our pre-incentive fee net investment income is computed and paid on income that may include income that is accrued but not yet received in cash. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously used in the calculation of such fee will become uncollectible. Our investment adviser is not under any obligation to reimburse us for any part of the income based fee it receives that is based on accrued income that we never actually receive.

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

As a result of the arrangements described above, there may be times when the management team of Ares Management (including those members of management focused primarily on managing us) has interests that differ from those of our stockholders, giving rise to a conflict. Additionally, the members of management focused on managing us will also manage other Ares funds, and, consequently, will need to devote significant attention and time to managing other Ares funds, in addition to us.

Our stockholders may have conflicting investment, tax and other objectives with respect to their investments in us. The conflicting interests of individual stockholders may relate to or arise from, among other things, the nature of our investments, the structure or the acquisition of our investments, and the timing of dispositions of our investments. As a consequence, conflicts of interest may arise in connection with decisions made by our investment adviser, including with respect to the nature or structuring of our investments, that may be more beneficial for one stockholder than for another stockholder, especially with respect to stockholders’ individual tax situations. In selecting and structuring investments appropriate for us, our investment adviser will consider our investment and tax objectives and those of our stockholders, as a whole, not the investment, tax or other objectives of any stockholder individually.

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

A large percentage of our portfolio investments are not publicly traded. The fair value of investments that are not publicly traded may not be readily determinable. We value these investments at least quarterly at fair value as determined in good faith by our investment adviser, as the valuation designee, subject to the oversight of our board of directors, based on, among other things, the input of IVPs that have been engaged to support the valuation of such portfolio investments at least once during a trailing 12-month period (with certain de minimis exceptions) and under a valuation policy and a consistently applied valuation process. The valuation process is conducted at the end of each fiscal quarter by our investment adviser, and a portion of our investment portfolio at fair value is subject to review by an IVP each quarter. However, we may use these IVPs to review the value of our investments more frequently, including in connection with the occurrence of significant events or changes in value affecting a particular investment. In addition, our independent registered public accounting firm obtains an understanding of, and performs select procedures relating to, our valuation process within the context of performing our integrated audit.

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

Our investment portfolio includes our investment in IHAM, a wholly owned portfolio company, which as of December 31, 2024, represented 7.1% of our total portfolio at fair value. In addition, for the year ended December 31, 2024, approximately 9.6% of our total investment income was earned from our investment in IHAM. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio and Investment Activity—Ivy Hill Asset Management, L.P.” and Note 4 to our consolidated financial statements for the year ended December 31, 2024.

Increasing scrutiny from stakeholders and regulators with respect to ESG matters may impose additional costs and expose us to additional risks.

Our business (including that of our portfolio companies) faces increasing public scrutiny related to ESG activities. A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. If our ESG ratings or performance do not meet the standards set by such investors or our stockholders, they may choose to exclude our securities from their investments. In addition, investment in funds that specialize in companies that perform well in such assessments remain popular, and major institutional investors have publicly discussed their consideration of such ESG ratings and measures in making their investment decisions.

We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, including, but not limited to human rights, climate change and environmental stewardship, support for local communities, corporate governance and transparency, or consideration of ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, our relationship with existing and future portfolio companies, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations.

“Anti-ESG” sentiment has gained momentum across the U.S., with a growing number of states, federal agencies, the executive branch and Congress having enacted, proposed or indicated an intent to pursue “anti-ESG” policies, legislation or issued related legal opinions and engaged in related investigations and litigation. If investors subject to “anti-ESG” legislation view our investment adviser’s responsible investing or ESG practices as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, such investors may not invest in us and it could negatively impact the price of our common stock. In addition, corporate diversity, equity and inclusion (“DEI”) practices have recently come under increasing scrutiny. For example, some advocacy groups and federal and state officials have asserted that the U.S. Supreme Court’s decision striking down race-based affirmative action in higher education in June 2023 should be analogized to private employment matters and private contract matters and several media campaigns and cases alleging discrimination based on such arguments have been initiated since the decision. Additionally, in January 2025, President Trump signed a number of Executive Orders focused on DEI, which indicate continued scrutiny of DEI initiatives and potential related investigations of certain private entities with respect to DEI initiatives, including publicly traded companies. If we do not successfully manage expectations across varied stakeholder interests, it could erode stakeholder trust, impact our reputation and constrain our investment opportunities. Such scrutiny of both ESG and DEI related practices could expose our investment adviser to the risk of litigation, investigations or challenges by federal or state authorities or result in reputational harm.

Additionally, certain regulations related to ESG that are applicable to us and our portfolio companies could adversely affect our business. For example, the European Commission’s “action plan on financing sustainable growth” (“Action Plan”) is designed to, among other things, define and reorient investment toward more sustainable economic activity. The Action Plan contemplates, among other things: establishing European Union (the “EU”) labels for green financial products; clarifying asset managers’ and institutional investors’ duties regarding sustainability in their investment decision-making processes; increasing disclosure requirements in the financial services sector around sustainability and increasing the transparency of companies on their ESG policies and related processes and management systems; and introducing a ‘green supporting factor’ in the EU prudential rules for banks and insurance companies to incorporate climate risks into banks’ and insurance companies’ risk management policies. Moreover, on January 5, 2023, the Corporate Sustainability Reporting Directive (“CSRD”) came into effect. The CSRD amends and strengthens the rules introduced on sustainability reporting for companies, banks and insurance companies under the Non-Financial Reporting Directive (2014/95/EU) (“NFRD”). The CSRD requires a much broader range of companies, including non-EU companies with significant turnover and a legal presence in EU markets, to produce detailed and prescriptive reports on sustainability-related matters within their financial statements. There can be no assurance that adverse developments with respect to CSRD will not adversely affect our assets or the returns from those assets. One or more of our portfolio companies may fall within scope of CSRD and this may lead to increased management burdens and costs. There is a risk that a significant reorientation in the market following the implementation of these regulations could be adverse to our portfolio companies if they are perceived to be less valuable as a consequence of, e.g., their carbon footprint or allegations or evidence of “greenwashing” (i.e., the holding out of a product as having green or sustainable characteristics where this is not, in fact, the case). We and our portfolio companies are subject to the risk that similar measures might be introduced in other jurisdictions in the future.

There is also regulatory interest across jurisdictions in improving transparency regarding the definition, measurement and disclosure of ESG factors in order to allow investors to validate and better understand sustainability claims. For example, the SEC sometimes reviews compliance with ESG commitments in examinations and has taken enforcement actions against registered investment advisers for not establishing adequate or consistently implementing ESG policies and procedures to meet ESG commitments to investors. In March 2024, the SEC adopted rules aimed at enhancing and standardizing climate-related disclosures; however, these rules are stayed pending the outcome of consolidated legal challenges in the Eighth Circuit Court of Appeals. At the state level, in October 2023, California enacted legislation that will ultimately require certain companies that do business in California to publicly disclose their Scopes 1, 2, and 3 greenhouse gas emissions, with third party assurance of such data, and issue public reports on their climate-related financial risk and related mitigation measures. Compliance with any new laws or regulations increases our regulatory burden and could result in increased legal, accounting and compliance costs, make some activities more difficult, time-consuming and costly, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability.

We and/or our portfolio companies may be materially and adversely impacted by global climate change.

Climate change is widely considered to be a significant threat to the global economy. Our business operations and our portfolio companies may face risks associated with climate change, including risks related to the impact of climate-related legislation and regulation (both domestically and internationally), risks related to climate-related business trends (such as the process of transitioning to a lower-carbon economy), and risks stemming from the physical impacts of climate change, such as the increasing frequency or severity of extreme weather events (including wildfires, droughts, hurricanes and floods) and rising sea levels and temperatures.

We, our executive officers, directors, and our investment adviser, its affiliates and/or any of their respective principals and employees could be the target of litigation or regulatory investigations.

We, as well as our investment adviser and its affiliates, participate in a highly regulated industry and are each subject to regulatory examinations in the ordinary course of business. There can be no assurance that we, our executive officers, directors, and our investment adviser, its affiliates and/or any of their respective principals and employees will avoid regulatory investigation and possible enforcement actions stemming therefrom. Our investment adviser is a registered investment adviser and, as such, is subject to the provisions of the Advisers Act. We and our investment adviser are each, from time to time, subject to formal and informal examinations, investigations, inquiries, audits and reviews from numerous regulatory authorities both in response to issues and questions raised in such examinations or investigations and in connection with the changing priorities of the applicable regulatory authorities across the market in general. In addition, the new presidential administration will lead to leadership changes at a number of U.S. federal regulatory agencies with oversight over our industry. Any changes or reforms may impose additional costs or result in other limitations on us.

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

Our investment activities are subject to the normal risks of becoming involved in litigation by third parties. These risks would be somewhat greater if we were to exercise control or significant influence over a portfolio company’s direction. The expense of defending against claims by third parties and paying any amounts pursuant to settlements or judgments would, absent willful misfeasance, bad faith, gross negligence (with respect to the performance of duties or obligations under the investment advisory and management agreement), negligence (with respect to the performance of duties or obligations under the administration agreement), or reckless disregard of the duties and obligations under the investment advisory and management agreement or administration agreement, as applicable, in each case, as applicable, by our investment adviser, our administrator, any of their respective members and any of their respective officers, managers, partners, agents, employees, controlling persons, members and any other affiliated persons, or any of our officers, be borne by us and would reduce our net assets. Our investment adviser and others are indemnified by us in connection with such litigation, subject to certain conditions.

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

We and our portfolio companies are subject to regulation by laws and regulations at the local, state, federal and, in some cases, foreign levels. These laws and regulations, as well as their interpretation, may be changed from time to time, and new laws and regulations may be enacted. Accordingly, any change in these laws or regulations, changes in their interpretation, or enacted laws or regulations could require changes to certain business practices of us or our portfolio companies, negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. Over the past several years, there also has been increasing regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector may be subject to new regulation. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of non-bank lending could be materially adverse to our business, financial condition and results of operations.

Regulators are also increasing scrutiny and considering regulation of the use of artificial intelligence technologies. We cannot predict what, if any, actions may be taken or the impact such actions may have on our business and results of operations.

In June 2024, the U.S. Supreme Court reversed its longstanding approach under the Chevron doctrine, which provided for judicial deference to regulatory agencies. As a result of this decision, we cannot be sure whether there will be increased challenges to existing agency regulations or how lower courts will apply the decision in the context of other regulatory schemes without more specific guidance from the U.S. Supreme Court. For example, the decision could significantly impact consumer protection, advertising, privacy, artificial intelligence, anti-corruption and anti-money laundering practices and other regulatory regimes with which we and our portfolio companies are or may be required to comply. Any such regulatory developments could result in uncertainty about and changes in the ways such regulations apply to us and our portfolio companies, and may require additional resources to ensure continued compliance. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a significant adverse effect on our business, financial condition and results of operations.

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

The United States has recently enacted and proposed to enact significant new tariffs. Additionally, President Trump has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. There continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. Any of these factors could depress economic activity and restrict our portfolio companies' access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

Our investment adviser’s liability is limited under the investment advisory and management agreement, and we are required to indemnify our investment adviser against certain liabilities, which may lead our investment adviser to act in a riskier manner on our behalf than it would when acting for its own account.

Our investment adviser has not assumed any responsibility to us other than to render the services described in the investment advisory and management agreement, and it will not be responsible for any action of our board of directors in declining to follow our investment adviser’s advice or recommendations. Pursuant to the investment advisory and management agreement, our investment adviser and its members and their respective officers, managers, partners, agents, employees, controlling persons and members and any other persons affiliated with it will not be liable to us for their acts under the investment advisory and management agreement, absent willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties. We have agreed to indemnify, defend and protect our investment adviser and its members and their respective officers, managers, partners, agents, employees, controlling persons and members and any other persons or entities affiliated with it with respect to all damages, liabilities, costs and expenses arising out of or otherwise based upon the performance of any of our investment adviser’s duties or obligations under the investment advisory and management agreement or otherwise as an investment adviser for us, and not arising out of willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties under the investment advisory and management agreement. These protections may lead our investment adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account. See “Risks Relating to Our Investments—Our investment adviser’s fee structure may create an incentive for it to make certain investments on our behalf, including speculative investments.”

We may be obligated to pay our investment adviser certain fees even if we incur a loss.

Our investment adviser is entitled to an income based fee for each fiscal quarter in an amount equal to a percentage of the excess of our pre-incentive fee net investment income for that quarter (before deducting any income based fee and capital gains incentive fee and certain other items) above a threshold return for that quarter. Our pre-incentive fee net investment income for income based fee purposes excludes realized and unrealized capital losses or depreciation and income taxes related to realized gains that we may incur in the fiscal quarter, even if such capital losses or depreciation and income taxes related to realized gains result in a net loss on our statement of operations for that quarter. Thus, we may be required to pay our investment adviser an income based fee for a fiscal quarter even if there is a decline in the value of our portfolio or the net asset value of our common stock or we incur a net loss for that quarter.

Under the investment advisory and management agreement, we will defer cash payment of any income based fee and the capital gains incentive fee otherwise earned by our investment adviser if, during the most recent four full calendar quarter periods ending on or prior to the date such payment is to be made, the sum of (a) our aggregate distributions to our stockholders and (b) our change in net assets (defined as total assets less indebtedness and before taking into account any income based fee or capital gains incentive fee accrued during the period) is less than 7.0% of our net assets (defined as total assets less indebtedness) at the beginning of such period. These calculations will be adjusted for any share issuances or repurchases. Any such deferred fees will be carried over for payment in subsequent calculation periods to the extent such payment can then be made under the investment advisory and management agreement.

If a portfolio company defaults on a loan that is structured to provide interest, it is possible that accrued and unpaid interest previously used in the calculation of the income based fee will become uncollectible. Our investment adviser is not under any obligation to reimburse us for any part of an income based fee it received that was based on accrued income that we never receive.

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

Finally, there continues to be significant evolution and developments in the use of artificial intelligence technologies, including generative artificial intelligence, such as GPT-4o. We cannot fully determine the impact of such evolving technology to our business at this time.

RISKS RELATING TO OUR INVESTMENTS

Declines in market prices and liquidity in the corporate debt markets can result in significant net unrealized depreciation of our portfolio, which in turn would reduce our net asset value.

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by our investment adviser, as the valuation designee, subject to the oversight of our board of directors. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material. We may take into account the following types of factors, if relevant, in determining the fair value of our investments: the enterprise value of a portfolio company (the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time), the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to similar publicly traded securities, changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments would trade in their principal markets and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent sale occurs, we use the pricing indicated by the external event to corroborate our valuation. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). As a result, volatility in the capital markets can also adversely affect our investment valuations. Decreases in the market values or fair values of our investments are recorded as unrealized depreciation. The effect of all of these factors on our portfolio can reduce our net asset value (and, as a result our asset coverage calculation) by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized and/or unrealized losses, which could have a material adverse effect on our business, financial condition or results of operations.

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

The current macroeconomic environment is characterized by labor shortages, strikes, work stoppages, labor disputes, supply chain disruptions and accidents, changing interest rates, persistent inflation, foreign currency exchange volatility, volatility in global capital markets and concerns over actual and potential tariffs and sanctions, inflation and persistent recession risk. The risks associated with our and our portfolio companies’ businesses are more severe during periods of economic slowdown or recession.

Many of our portfolio companies may be susceptible to economic downturns or recessions and may be unable to repay our loans during these periods. Therefore, during these periods our non-performing assets may increase and the value of our portfolio may decrease if we are required to write down the values of our investments. Adverse economic conditions may also decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results. We experienced to some extent such effects as a result of the economic downturn that occurred throughout portions of the past five fiscal years and from 2008 through 2009 and may experience such effects again in any future downturn or recession.

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

We may purchase common stock and other equity securities. Although common stock has historically generated higher average total returns than fixed income securities over the long-term, common stock also has experienced significantly more volatility in those returns. The equity securities we acquire may fail to appreciate and may decline in value or become worthless and our ability to recover our investment will depend on the underlying portfolio company’s success. Investments in equity securities involve a number of significant risks, including:

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

We may invest, to the extent permitted by law, in the equity securities of investment funds that are operating pursuant to certain exceptions to the Investment Company Act and in advisers to similar investment funds and, to the extent we so invest, will bear our ratable share of any such company’s expenses, including management and performance fees. We will also remain obligated to pay the base management fee, income based fee and capital gains incentive fee to our investment adviser with respect to the assets invested in the securities and instruments of such companies. With respect to each of these investments, each of our common stockholders will bear their share of the base management fee, income based fee and capital gains incentive fee due to our investment adviser as well as indirectly bearing the management and performance fees and other expenses of any such investment funds or advisers.

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

Our investment adviser’s fee structure may create an incentive for it to make certain investments on our behalf, including speculative investments.

The fees payable by us to our investment adviser may create an incentive for our investment adviser to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The way in which the income based fee payable to our investment adviser is determined, which is calculated as a percentage of the return on invested capital, may encourage our investment adviser to use leverage to increase the return on our investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor the holders of our common stock and the holders of securities convertible into our common stock. In addition, our investment adviser will receive the capital gains incentive fee based, in part, upon net capital gains realized on our investments. Unlike the income based fee, there is no hurdle rate applicable to the capital gains incentive fee. As a result, our investment adviser may have a tendency to invest more in investments that are likely to result in capital gains as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.

The income based fee is computed and paid on income that has been accrued but not yet received in cash, including as a result of investments with a deferred interest feature such as debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously used in the calculation of the income based fee will become uncollectible. Our investment adviser is not under any obligation to reimburse us for any part of the fees it received that were based on such accrued income that we never actually received.

Because of the structure of the income based fee, it is possible that we may have to pay an income based fee in a quarter during which we incur a loss. For example, if we receive pre-incentive fee net investment income in excess of the hurdle rate for a quarter, we will pay the applicable income based fee even if we have incurred a loss in that quarter due to realized and/or unrealized capital losses. In addition, if market interest rates rise, our investment adviser may be able to invest our funds in debt instruments that provide for a higher return, which would increase our pre-incentive fee net investment income and make it easier for our investment adviser to surpass the fixed hurdle rate and receive an income based fee.

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

The success of our hedging transactions will depend on our ability to correctly predict movements in currencies and interest rates. Therefore, while we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. See also “Risk Factors—Risks Relating to Our Business—We are exposed to risks associated with changes in interest rates, including the current interest rate environment.”

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

Shares of closed‑end investment companies frequently trade at a market price that is less than the net asset value that is attributable to those shares. This characteristic of closed‑end investment companies is separate and distinct from the risk that our net asset value per share may decline. It is not possible to accurately predict whether any shares of our common stock will trade at, above, or below net asset value. In the past five years, the stocks of BDCs as an industry, including at times shares of our common stock, have traded below net asset value and during much of 2009 traded at near historic lows as a result of concerns over liquidity, leverage restrictions and distribution requirements. See “Risks Relating to Our Business—The capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect the debt and equity capital markets, which may have a negative impact on our business and operations.” When our common stock is trading below its net asset value per share, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining approval for such issuance from our stockholders and our independent directors. Pursuant to approval granted at a special meeting of stockholders held on August 8, 2024, we currently are permitted to sell or otherwise issue shares of our common stock at a price below net asset value, subject to certain limitations and determinations that must be made by our board of directors. Such stockholder approval expires on August 8, 2025.

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

The Maryland General Corporation Law (the “MGCL”), our charter and our bylaws contain provisions that may discourage, delay or make more difficult a change in control of us or the removal of our directors. We are subject to the Maryland Business Combination Act (the “Business Combination Act”), subject to any applicable requirements of the

Investment Company Act. Our board of directors has adopted a resolution exempting from the Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our board, including approval by a majority of our independent directors. If the resolution exempting business combinations is repealed or our board or independent directors do not approve a business combination, the Business Combination Act may discourage third parties from trying to acquire control of us and may increase the difficulty of consummating such an offer. Our bylaws exempt from the Maryland Control Share Acquisition Act (the “Control Share Acquisition Act”) acquisitions of our stock by any person. If we amend our bylaws to repeal the exemption from the Control Share Acquisition Act, subject to any applicable requirements of the Investment Company Act, the Control Share Acquisition Act also may make it more difficult for a third party to obtain control of us and may increase the difficulty of consummating such an offer.

We have also adopted measures that may make it difficult for a third party to obtain control of us, including provisions of our charter classifying our board of directors into three classes serving staggered three-year terms, and provisions of our charter authorizing our board of directors to classify or reclassify shares of our stock into one or more classes or series, to cause the issuance of additional shares of our stock, and to amend our charter from time to time, without stockholder approval, to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we have authority to issue. These provisions, as well as other provisions of our charter and bylaws, may discourage, delay, defer, make more difficult or prevent a transaction or a change in control that might otherwise be in our stockholders’ best interest.

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

The capital and credit markets have in the past experienced periods of extreme volatility and disruption. The market price and liquidity of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

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

•loss of our RIC or BDC status;

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

•global unrest; and

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
At a special meeting of stockholders held on August 8, 2024, subject to certain determinations required to be made by our board of directors, our stockholders approved our ability to sell or otherwise issue shares of our common stock, in an amount not exceeding 25% of our then outstanding common stock, at a price below the then current net asset value per share during a period that began on August 8, 2024 and expires on August 8, 2025.
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

Deterioration in the economic conditions in the Eurozone and other regions or countries globally and the resulting instability in global financial markets may pose a risk to our business. Financial markets have been affected at times by a number of global macroeconomic events, including the following: large sovereign debts and fiscal deficits of several countries in Europe and in emerging markets jurisdictions, levels of non‑performing loans on the balance sheets of European banks, instability in the Chinese capital markets and global health crises. Global market and economic disruptions have affected, and may in the future affect, the U.S. capital markets, which could adversely affect our business, financial condition or results of operations. We cannot assure you that market disruptions in Europe and other regions or countries, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy, and we cannot assure you that assistance packages will be available, or if available, be sufficient to stabilize countries and markets in Europe or elsewhere affected by a financial crisis. To the extent uncertainty regarding any economic recovery in Europe or elsewhere negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be significantly and adversely affected. Moreover, there is a risk of both sector-specific and broad-based corrections and/or downturns in the equity and credit markets. Any of the foregoing could have a significant impact on the markets in which we operate and could have a material adverse impact on our business prospects and financial condition.

Various social and political circumstances in the U.S. and around the world that are outside our control may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Such events, including trade tensions between the United States and China, other uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies with other countries, the ongoing war between Russia and Ukraine and conflicts in the Middle East and health epidemics and pandemics, could adversely affect our business, financial condition or results of operations. Additionally, as a result of the 2024 U.S. election, the Republican Party currently controls both the executive and legislative branches of government, which increases the likelihood that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Regulatory changes could result in greater competition from banks and other lenders with which we compete for lending and other investment opportunities. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. These market and economic disruptions could negatively impact the operating results of our portfolio companies. This could in turn materially reduce our net asset value and dividends and adversely affect our financial prospects and condition.

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

Security incidents or cyber-attacks could adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential, personal or other sensitive information and/or damage to our business relationships or reputation, any of which could negatively impact our business, financial condition and operating results.

The efficient operation of our business is dependent on information systems and technology, including computer hardware and software systems, as well as data processing systems and the secure processing, storage and transmission of information, all of which are potentially vulnerable to security incidents and cyber-attacks, which may include intentional attacks or accidental losses, either of which may result in unauthorized access to, or corruption of, our hardware, software, or data processing systems, or to our confidential, personal, or other sensitive information. In addition, we, our investment adviser, our administrator, or their employees may be the target of fraudulent emails or other targeted attempts to gain unauthorized access to confidential, personal, or other sensitive information, which are becoming more sophisticated and difficult to detect. Cybersecurity risks are also exacerbated by the rapidly increasing volume of highly sensitive data, including our proprietary business information and intellectual property, personal information of our investment adviser’s employees, our administrator’s employees, their affiliates’ employees, our investors and others, and other sensitive information that Ares collects, processes and stores in its data centers and on its networks or those of its third-party service providers. Many jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal information, with which we and Ares must comply in the event of a security incident or cyber-attack. The rapid evolution and increasing prevalence of artificial intelligence technologies may also increase our and Ares’ cybersecurity risks. The result of any security incident or cyber-attack may include disrupted operations, including in our and our investment adviser’s operations, misstated or unreliable financial data, fraudulent transfers or requests for transfers of money, liability for stolen or improperly accessed assets or information (including personal information), fines or penalties, investigations, increased cybersecurity protection and insurance costs, litigation, or damage to our business relationships and reputation, in each case, causing our business and results of operations to suffer or otherwise causing interruptions or malfunctions in our, our investment adviser’s employees’, our administrator’s employees’, their affiliates’ employees’, our investors’, our counterparties’ or third parties’ operations.

Although we are not currently aware of any security incidents or cyber-attacks that, individually or in the aggregate, have materially affected, or would reasonably be expected to materially affect, our operations or financial condition, there has been an increase in the frequency and sophistication of the cyber and security threats that we face, with attacks ranging from those common to businesses generally to more advanced and persistent attacks. Security incidents or cyber-attacks and other security threats could originate from a wide variety of sources, including cyber criminals, nation state hackers, hacktivists and other outside or inside parties, as well as through employee malfeasance. We or our third-party providers may face a heightened risk of a security breach or disruption with respect to confidential, personal or other sensitive information resulting from an attack by foreign governments or cyber terrorists. We may be a target for attacks because, as a specialty finance company, we hold confidential and other sensitive information, including price information, about existing and potential investments. Further, we are dependent on third-party vendors for hosting hardware, software and data processing systems that we do not control. We also rely on third-party service providers for certain aspects of our businesses, including for certain information systems, technology and administration of our funds and compliance matters. While we rely on the cybersecurity strategy and policies implemented by Ares, which includes the performance of risk assessments on third-party providers, our reliance on them and their potential reliance on third-party providers removes certain cybersecurity functions from outside of our immediate control, and cyber-attacks on Ares, on us or on our third-party service providers could adversely affect us, our business and our reputation. We cannot guarantee that third parties and infrastructure in Ares’ networks and Ares’ and our partners’ networks have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to Ares’ information technology systems or the third-party information technology systems that support our services. Ares’ and our ability to monitor these third parties’ information security practices is limited, and they may not have adequate information security measures in place. The costs related to cyber-attacks or other security threats or disruptions may not be fully insured or indemnified by others, including by our third-party providers.

Security incidents and cyber-attacks may originate from a wide variety of sources, and while Ares has implemented processes, procedures and internal controls designed to mitigate cybersecurity risks and cyber-attacks, these measures do not guarantee that a security incident or cyber-attack will not occur or that our financial results or operations will not be negatively impacted by such an incident, especially because the techniques of threat actors change frequently and are often not recognized until launched, and may be enhanced by artificial intelligence technologies. Ares relies on industry accepted security measures and technology to securely maintain confidential and proprietary information maintained on their information systems, as well as on policies and procedures to protect against the unauthorized or unlawful disclosure of confidential, personal or other sensitive information. Although Ares takes protective measures and endeavors to strengthen its computer systems, software, technology assets and networks to prevent and address potential security incidents and cyber-attacks, there can be no assurance that any of these measures prove effective. Ares expects to be required to devote increasing levels of funding and resources, which may in part be allocated to us, to comply with evolving cybersecurity and privacy laws and regulations and to continually monitor and enhance its cybersecurity procedures and controls.

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

In addition, cybersecurity has become a priority for regulators in the U.S. and around the world. In February 2022, the SEC proposed, and subsequently delayed the adoption of, new rules related to cybersecurity risk management for registered investment advisers, registered investment companies and business development companies, as well as amendments to certain rules that govern investment adviser and fund disclosures. In July 2023, the SEC also adopted rules requiring public companies to disclose material cybersecurity incidents on Form 8-K and periodic disclosure of a registrant’s cybersecurity risk management, strategy, and governance in annual reports. The rules became effective beginning with annual reports for fiscal years ending on or after December 15, 2023 and beginning with Form 8-Ks on December 18, 2023. In May 2024, the SEC adopted amendments to Regulation S-P, which, beginning in December 2025, require investment companies and SEC-registered investment advisers to adopt written policies and procedures for incident response programs to address unauthorized access to, or use of, customer information, including providing notice to certain individuals affected by any such incident. We will need to comply with this amended rule beginning December 2025. With the SEC particularly focused on cybersecurity, we expect increased scrutiny of our and Ares’ policies and systems designed to manage cybersecurity risks and related disclosures.

We also may face increased costs to comply with the new SEC rules, including Ares’ increased costs for cybersecurity training and management, a portion of which may be allocated to us. In addition, the SEC has indicated in recent periods that one of its examination priorities for the Office of Compliance Inspections and Examinations is to continue to examine cybersecurity procedures and controls, including testing the implementation of these procedures and controls.

We are subject to numerous privacy laws, and violation of such laws may subject us to significant fines or penalties, litigation, or reputational damage, and new privacy laws could impact our business and financial performance.

Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including, the California Consumer Privacy Act (the “CCPA”), the New York SHIELD Act, the General Data Protection Regulation (“GDPR”) and the U.K. GDPR (collectively, “Privacy Laws”). These Privacy Laws and related regulations are quickly evolving and may conflict with one another. Moreover, to the extent that these laws and regulations or the enforcement of the same become more stringent, or if new laws or regulations or enacted, our financial performance or plans for growth may be adversely impacted. In addition, compliance with applicable Privacy Laws may require adhering to stringent legal and operational requirements, which could increase compliance costs for us and our investment adviser and require the dedication of additional time and resources to compliance by us, our investment adviser or Ares. A failure to comply with applicable Privacy Laws could result in fines, sanctions, enforcement actions or other penalties or reputational damage.

Further, significant actual or potential theft, loss, corruption, exposure, fraudulent use or misuse of investor, employee or other personal information, proprietary business data or other sensitive information, whether by third parties or as a result of employee malfeasance or otherwise, non-compliance with our, our investment adviser’s or Ares’ contractual or other legal obligations regarding such data or intellectual property or a violation of Ares’ privacy and security policies with respect to such data could result in significant investigation, remediation and other costs, fines, penalties, litigation or regulatory actions against us and significant reputational harm, any of which could harm our business and results of operations.

There may be substantial financial penalties or fines for breach of Privacy Laws (which may include insufficient security for personal or other sensitive information). For example, the maximum penalty for breach of the GDPR is the greater of 20 million Euros and 4% of group annual worldwide turnover, and fines for each violation of the CCPA are $2,500 per violation, or $7,500 per violation for intentional violations. Non-compliance with any applicable privacy or data security laws represents a serious risk to our business, and compliance may be complicated by conflicting or inconsistent laws and regulations.

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

Item 1B.    Unresolved Staff Comments

None.

Item 1C.    Cybersecurity

Assessment, Identification and Management of Material Risks from Cybersecurity Threats

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

Ares Management’s cybersecurity program includes physical, administrative and technical safeguards, as well as plans and procedures designed to help Ares prevent and timely and effectively respond to cybersecurity threats and incidents, including threats or incidents that may impact us, our investment adviser or our administrator. Ares Management’s cybersecurity risk management process seeks to monitor cybersecurity vulnerabilities and potential attack vectors, evaluate the potential operational and financial effects of any threat and mitigate such threats. The assessment of cybersecurity threats, including those which may impact us, our investment adviser or our administrator, is integrated into Ares Management’s Enterprise Risk Management program, which is overseen by the Ares Enterprise Risk Committee (the “Ares Management ERC”), as discussed below. In addition, Ares Management periodically engages with third-party consultants and key vendors to assist it in assessing, enhancing, implementing and monitoring its cybersecurity risk management programs and responding to incidents.

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

In the event of a cybersecurity incident impacting us, our investment adviser, or our administrator, Ares Management has developed an incident response plan that provides guidelines for responding to such an incident and facilitates coordination across multiple operational functions of Ares Management, including coordinating with the relevant employees of our investment adviser and our administrator. The incident response plan includes notification to the applicable members of cybersecurity leadership, including Ares Management’s Chief Information Security Officer (“CISO”), and, as appropriate, escalation to the full Ares Management ERC and/or an internal ad-hoc group of senior employees, tasked with helping to manage the cybersecurity incident. Depending on their nature, incidents may also be reported to the audit committee or full board of directors of Ares Management, as well as to the audit committee of our board of directors and to our full board of directors, if appropriate.

Material Impact of Risks from Cybersecurity Threats

In the last three fiscal years, we have not experienced a material information security breach incident and the expenses we have incurred from information security breach incidents have been immaterial, and we are not aware of any cybersecurity risks that are reasonably likely to materially affect our business. However, future incidents could have a material impact on our business strategy, results of operations or financial condition. For additional discussion of the risks posed by cybersecurity threats, see “Item 1A. Risk Factors— General Risk Factors—Security incidents or cyber-attacks could adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential, personal or other sensitive information and/or damage to our business relationships or reputation, any of which could negatively impact our business, financial condition and operating results.”

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

The audit committee has primary responsibility for oversight and review of guidelines and policies with respect to risk assessment and risk management, including cybersecurity. Certain members of the Ares Management ERC periodically report to our audit committee as well as our full board of directors, as appropriate, on cybersecurity matters, primarily through presentations by the CISO and the Ares Management Head of Enterprise Risk. Such reporting includes updates on Ares Management’s cybersecurity program as it impacts us, the external threat environment, and Ares Management’s programs to address and mitigate the risks associated with the evolving cybersecurity threat environment. These reports also include updates on Ares Management’s preparedness, prevention, detection, responsiveness and recovery with respect to cyber incidents.

Item 2.    Properties

We do not own any real estate or other physical properties materially important to our operation. Our headquarters are currently located at 245 Park Avenue, 44th Floor, New York, New York 10167. We are party to office leases pursuant to which we are leasing office facilities from third parties.

Item 3.    Legal Proceedings

    From time to time, we, our executive officers, directors and our investment adviser, its affiliates and/or any of their respective principals and employees are subject to legal proceedings, including those arising from our investments in our portfolio companies, and we may, as a result, incur significant costs and expenses in connection with such legal proceedings.

We and our investment adviser are also subject to extensive regulation, which, from time to time, results in requests for information from us or our investment adviser or legal or regulatory proceedings or investigations against us or our investment adviser. We incur significant costs and expenses in connection with any such proceedings, information requests and investigations.

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
The following table sets forth, for each fiscal quarter for the fiscal years ended December 31, 2024 and 2023, the net asset value per share of our common stock, the range of high and low closing sales prices of our common stock, the closing sales price as a premium (discount) to net asset value and the dividends or distributions declared by us.

	Net Asset	Price Range		High Sales Price Premium (Discount) to Net Asset	Low Sales Price Premium (Discount) to Net Asset	Cash Dividend Per
	Value(1)	High	Low	Value(2)	Value(2)	Share(3)
Year ended December 31, 2024
First Quarter	$19.53	$20.82	$19.94	6.61%	2.10%	$0.48
Second Quarter	$19.61	$21.58	$20.24	10.05%	3.21%	$0.48
Third Quarter	$19.77	$21.28	$19.80	7.64%	0.15%	$0.48
Fourth Quarter	$19.89	$22.27	$20.74	11.97%	4.27%	$0.48
Year ended December 31, 2023
First Quarter	$18.45	$20.04	$17.19	8.62%	(6.83)%	$0.48
Second Quarter	$18.58	$19.11	$17.65	2.85%	(5.01)%	$0.48
Third Quarter	$18.99	$19.81	$18.86	4.32%	(0.68)%	$0.48
Fourth Quarter	$19.24	$20.21	$18.66	5.04%	(3.01)%	$0.48

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
On January 28, 2025, the last reported closing sales price of our common stock on The NASDAQ Global Select Market was $23.54 per share, which represented a premium of approximately 18.35% to the net asset value per share reported by us as of December 31, 2024.

HOLDERS

As of January 28, 2025, there were 989 holders of record of our common stock (including Cede & Co.).

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

To maintain our RIC status under the Code, we must timely distribute an amount equal to at least 90% of our investment company taxable income (as defined by the Code, which generally includes net ordinary income and net short term capital gains) to our stockholders. In addition, we generally will be required to pay an excise tax equal to 4% on certain undistributed taxable income unless we distribute in a timely manner an amount at least equal to the sum of (i) 98% of our ordinary income recognized during a calendar year and (ii) 98.2% of our capital gain net income, as defined by the Code, recognized during a calendar year and (iii) any income recognized, but not distributed, in preceding years. The taxable income on which we pay excise tax is generally distributed to our stockholders in the next tax year. Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income for distribution in the following year, and pay any applicable excise tax. For the years ended December 31, 2024, 2023 and 2022, we recorded a net excise tax expense of $35 million, $23 million and $30 million, respectively. We cannot assure you that we will achieve results that will permit the payment of any cash distributions. We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a cash dividend, stockholders’ cash dividends will be automatically reinvested in additional shares of our common stock, unless they specifically opt out of the dividend reinvestment plan so as to receive cash dividends. See “Dividend Reinvestment Plan.”

RECENT SALES OF UNREGISTERED EQUITY SECURITIES

We did not sell any securities during the period covered by this Annual Report that were not registered under the Securities Act of 1933, as amended.

ISSUER PURCHASES OF EQUITY SECURITIES

Dividend Reinvestment Plan

During the quarter ended December 31, 2024, as a part of our dividend reinvestment plan for our common stockholders, we did not purchase shares of our common stock in the open market in order to satisfy the reinvestment portion of our dividends.

Stock Repurchase Program

In January 2024, our board of directors authorized an amendment to our stock repurchase program to extend the expiration date of the program from February 15, 2024 to February 15, 2025. Under our stock repurchase program, we may repurchase up to $1.0 billion in the aggregate of our outstanding common stock in the open market at certain thresholds below our net asset value per share, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act. The timing, manner, price and amount of any share repurchases will be determined by us, in our sole discretion, based upon an evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors. The stock repurchase program will be in effect through February 15, 2025, unless extended or until the approved dollar amount has been used to repurchase shares. The stock repurchase program does not require us to repurchase any specific number of shares of common stock or any shares of common stock at all. Consequently, we cannot assure stockholders that any specific number of shares of common stock, if any, will be repurchased under the stock repurchase program. As of December 31, 2024, the expiration date of our stock repurchase program was February 15, 2025. The stock repurchase program may be suspended, extended, modified or discontinued at any time. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments,” as well as Note 16 to our consolidated financial statements for the year ended December 31, 2024 for a subsequent event relating to our stock repurchase program.

During the year ended December 31, 2024, there were no repurchases of our common stock under our stock repurchase program. As of December 31, 2024, the approximate dollar value of shares that may yet be purchased under the program was $1.0 billion.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG ARES CAPITAL
CORPORATION, S&P 500 INDEX AND S&P BDC INDEX

Total Return Performance

220
200
180
160
140
120
100
80
Index Value ($)
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
Ares Capital
S&P 500 Index
S&P BDC Index

SOURCE:    Bloomberg
NOTES:    Assumes $100 invested on December 31, 2019 in Ares Capital, the S&P 500 Index and the S&P BDC Index. Assumes all dividends are reinvested on the respective dividend payment dates without commissions.

	Dec-19	Dec-20	Dec-21	Dec-22	Dec-23	Dec-24
Ares Capital	100.00	100.64	137.05	131.81	158.08	189.38
S&P 500 Index	100.00	118.40	152.39	124.79	157.59	197.02
S&P BDC Index	100.00	91.15	125.26	113.50	144.80	168.85

The stock performance graph and other information above shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act. The stock price performance included in the above graph is not necessarily indicative of future stock performance.

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

Stockholder transaction expenses (as a percentage of offering price):
Sales load	—	(1)
Offering expenses	—	(2)
Dividend reinvestment plan expenses	Up to $15 Transaction Fee	(3)
Total stockholder transaction expenses paid	—	(4)
Annual expenses (as a percentage of consolidated net assets attributable to common stock)(5):
Base management fee	3.10%	(6)
Income based fee and capital gains incentive fee	3.08%	(7)
Interest payments on borrowed funds	5.79%	(8)
Other expenses	0.94%	(9)
Acquired fund fees and expenses	2.80%	(10)
Total annual expenses	15.71%	(11)
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

(5)The "consolidated net assets attributable to common stock" used to calculate the percentages in this table is our average net assets of $12.3 billion for the year ended December 31, 2024.

(6)Our base management fee is calculated at an annual rate of 1.5% based on the average value of our total assets (other than cash or cash equivalents but including assets purchased with borrowed funds) at the end of the two most recently completed calendar quarters; provided, however, the base management fee is calculated at an annual rate of 1.0% on the average value of our total assets (other than cash or cash equivalents but including assets purchased with borrowed funds) that exceeds the product of (A) 200% and (B) our net asset value at the end of the most recently completed calendar quarter. The 3.10% reflected on the table is higher than 1.5% because it is calculated on our average net assets (rather than our average total assets) for the year ended December 31, 2024. See “Business—Investment Advisory and Management Agreement.”

(7)This item represents our investment adviser’s income based fee and capital gains incentive fee based on the actual income based fee for the year ended December 31, 2024, and adding the capital gains incentive fee expense accrued in accordance with GAAP for the year ended December 31, 2024, even though there was no capital gains incentive fee actually payable under the investment advisory and management agreement as of December 31, 2024.

GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Company Act or the investment advisory and management agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains incentive fee actually payable under the investment advisory and management agreement plus the aggregate cumulative unrealized capital appreciation. If such amount is positive at the end of a period, then GAAP requires us to record a capital gains incentive fee equal to 20% of such cumulative amount, less the aggregate amount of actual capital gains incentive fee paid or capital gains incentive fee accrued under GAAP in all prior periods. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future or that the amount accrued for will ultimately be paid.

For purposes of this table, we have assumed that these fees will be payable (in the case of the capital gains incentive fee) and that they will remain constant, although they are based on our performance and will not be paid unless we achieve certain goals. We expect to invest or otherwise utilize all of the net proceeds from securities registered under our registration statement pursuant to a particular prospectus supplement within three months of the date of the offering pursuant to such prospectus supplement and may have capital gains and interest income that could result in the payment of these fees to our investment adviser in the first year after completion of such offerings. Since our IPO through December 31, 2024, the average quarterly fees accrued related to the income based fee and capital gains incentive fee (including capital gains incentive fee accrued under GAAP even though they may not be payable) have been approximately 0.69% of our weighted average net assets for such period (2.76% on an annualized basis). For more detailed information about income based fee and capital gains incentive fee previously incurred by us, please see Note 3 to our consolidated financial statements for the year ended December 31, 2024.

The income based fee is payable quarterly in arrears in an amount equal to 20% of our pre‑incentive fee net investment income (including interest that is accrued but not yet received in cash), subject to a 1.75% quarterly (7.0% annualized) hurdle rate and a “catch‑up” provision measured as of the end of each calendar quarter. Under this provision, in any calendar quarter, our investment adviser receives no income based fee until our net investment income equals the hurdle rate of 1.75% but then receives, as a “catch‑up,” 100% of our pre‑incentive fee net investment income with respect to that portion of such pre‑incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.1875%. The effect of this provision is that, if pre‑incentive fee net investment income exceeds 2.1875% in any calendar quarter, our investment adviser will receive 20% of our pre‑incentive fee net investment income as if a hurdle rate did not apply.

The capital gains incentive fee is payable annually in arrears in an amount equal to 20% of our realized capital gains on a cumulative basis from inception through the end of the year, if any, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of capital gains incentive fee paid in all prior years.

We will defer cash payment of any income based fee and capital gains incentive fee otherwise earned by our investment adviser if, during the most recent four full calendar quarter period ending on or prior to the date such payment is to be made, the sum of (a) our aggregate distributions to our stockholders and (b) our change in net assets (defined as total assets less indebtedness and before taking into account any income based fee or capital gains incentive fee accrued during the period) is less than 7.0% of our net assets (defined as total assets less indebtedness) at the beginning of such period. Any deferred income based fee and capital gains incentive fee are carried over for payment in subsequent calculation periods to the extent such payment is payable under the investment advisory and management agreement.

These calculations will be adjusted for any share issuances or repurchases.

See “Business—Investment Advisory and Management Agreement.”

(8)“Interest payments on borrowed funds” represents our interest expenses estimated based on our actual interest and credit facility expenses incurred for the year ended December 31, 2024, which includes the impact of interest rate swaps. During the year ended December 31, 2024, our average outstanding borrowings were approximately $12.9 billion and cash paid for interest expense was $676 million. We had outstanding borrowings of approximately $13.8 billion (with a carrying value of approximately $13.7 billion) as of December 31, 2024. This item is based on the assumption that our borrowings and interest costs after an offering will remain similar to those prior to such offering. The amount of leverage that we may employ at any particular time will depend on, among other things, our investment adviser’s and our board of directors’ assessment of market and other factors at the time of any proposed borrowing. See “Risk Factors—Risks Relating to Our Business—We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.” We are currently allowed to borrow amounts such that our asset coverage, as calculated pursuant to the Investment Company Act, equals at least 150% after such borrowing (i.e., we are able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources.”

(9)Includes our overhead expenses, including payments under our administration agreement based on our allocable portion of overhead and other expenses incurred by Ares Operations in performing its obligations under the administration agreement, and income taxes. Such expenses are estimated based on actual “Other expenses” for the year ended December 31, 2024. The holders of shares of our common stock (and not the holders of our debt securities or preferred stock, if any) indirectly bear the cost associated with our annual expenses. See “Business—Administration Agreement.”

(10)Our stockholders indirectly bear the expenses of underlying funds or other investment vehicles that would be investment companies under section 3(a) of the Investment Company Act but for the exceptions to that definition provided for in sections 3(c)(1) and 3(c)(7) of the Investment Company Act (“Acquired Funds”) in which we invest. This amount is estimated based on the estimated annual fees and operating expenses of Acquired Funds in which we are invested as of December 31, 2024. Certain of these Acquired Funds are subject to management fees, which generally range from 1% to 2.5% of total net assets, or incentive fees, which generally range between 15% and 25% of net profits. When applicable, fees and operating expenses estimates are based on historic fees and operating expenses for the Acquired Funds. For those Acquired Funds with little or no operating history, fees and operating expenses are estimates based on expected fees and operating expenses stated in the Acquired Funds’ offering memorandum, private placement memorandum or other similar communication without giving effect to any performance. Future fees and operating expenses for these Acquired Funds may be substantially higher or lower because certain fees and operating expenses are based on the performance of the Acquired Funds, which may fluctuate over time. Also included with the amount is an estimate of the annual fees and operating expenses of the SDLP. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio and Investment Activity—Senior Direct Lending Program” and Note 4 to our consolidated financial statements for the year ended December 31, 2024 for more information on the SDLP. The annual fees and operating expenses of the SDLP were estimated based on the funded portfolio of the SDLP as of December 31, 2024 and include interest payments on the senior notes and intermediate funding notes provided by Varagon and its clients, which represent 95% of such expenses.

(11)Total annual expenses as a percentage of consolidated net assets attributable to common stock are higher than the total annual expenses percentage would be for a company that is not leveraged. We borrow money to leverage and increase our total assets. The SEC requires that the “Total annual expenses” percentage be calculated as a percentage of net assets (defined as total assets less indebtedness and before taking into account any income based fee or capital gains incentive fee accrued during the period), rather than the total assets, including assets that have been funded with borrowed monies.

Example
The following example demonstrates the projected dollar amount of total cumulative expenses over various periods with respect to a hypothetical investment in our common stock. In calculating the following expense amounts, we have assumed that we would have no additional leverage, that none of our assets are cash or cash equivalents and that our annual operating expenses would remain at the levels set forth in the table above. Income based fee and the capital gains incentive fee under the investment advisory and management agreement, which, assuming a 5% annual return, would either not be payable or have an insignificant impact on the expense amounts shown below, are not included in the example, except as specifically set forth below. Transaction expenses are not included in the following example.

	1 year	3 years	5 years	10 years
You would pay the following expenses on a $1,000 common stock investment, assuming a 5% annual return (none of which is subject to the capital gains incentive fee)(1)	$(129)	$(358)	$(552)	$(917)
You would pay the following expenses on a $1,000 common stock investment, assuming a 5% annual return resulting entirely from net realized capital gains (all of which is subject to the capital gains incentive fee)(2)	$(139)	$(385)	$(591)	$(973)
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
The foregoing table is to assist you in understanding the various costs and expenses that an investor in our common stock will bear directly or indirectly. While the example assumes, as required by the SEC, a 5% annual return, our performance will vary and may result in a return greater or less than 5%. If we were to achieve sufficient returns on our investments, including through the realization of capital gains, to trigger income based fee or capital gains incentive fee of a material amount, our expenses, and returns to our investors, would be higher. In addition, while the example assumes reinvestment of all dividends and distributions at net asset value, if our board of directors authorizes and we declare a cash dividend, participants in our dividend reinvestment plan who have not otherwise elected to receive cash will receive a number of shares of our common stock determined by dividing the total dollar amount of the dividend payable to a participant by the market price per share of our common stock at the close of trading on the valuation date for the dividend. See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Issuer Purchases of Equity Securities—Dividend Reinvestment Plan” for more information regarding our dividend reinvestment plan.

This example and the expenses in the table above should not be considered a representation of our future expenses as actual expenses (including the cost of debt, if any, and other expenses) that we may incur in the future and such actual expenses may be greater or less than those shown.

SENIOR SECURITIES
(dollar amounts in millions, except per unit data)
Information about our senior securities (including preferred stock, debt securities and other indebtedness) is shown in the following tables as of the end of the last ten fiscal years. The report of our independent registered public accounting firm, KPMG LLP, on the senior securities table as of December 31, 2024, is attached as an exhibit to this Annual Report on Form 10-K. The “-” indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Revolving Credit Facility
Fiscal 2024	$1,113	$1,962	$—	N/A
Fiscal 2023	1,413	1,937	—	N/A
Fiscal 2022	2,246	1,772	—	N/A
Fiscal 2021	1,507	1,792	—	N/A
Fiscal 2020	1,180	1,824	—	N/A
Fiscal 2019	2,250	2,042	—	N/A
Fiscal 2018	1,064	2,362	—	N/A
Fiscal 2017	395	2,415	—	N/A
Fiscal 2016	571	2,296	—	N/A
Fiscal 2015	515	2,213	—	N/A
Revolving Funding Facility
Fiscal 2024	$1,065	$1,962	$—	N/A
Fiscal 2023	863	1,937	—	N/A
Fiscal 2022	800	1,772	—	N/A
Fiscal 2021	762	1,792	—	N/A
Fiscal 2020	1,027	1,824	—	N/A
Fiscal 2019	638	2,042	—	N/A
Fiscal 2018	520	2,362	—	N/A
Fiscal 2017	600	2,415	—	N/A
Fiscal 2016	155	2,296	—	N/A
Fiscal 2015	250	2,213	—	N/A
SMBC Funding Facility
Fiscal 2024	$502	$1,962	$—	N/A
Fiscal 2023	401	1,937	—	N/A
Fiscal 2022	451	1,772	—	N/A
Fiscal 2021	401	1,792	—	N/A
Fiscal 2020	453	1,824	—	N/A
Fiscal 2019	301	2,042	—	N/A
Fiscal 2018	245	2,362	—	N/A
Fiscal 2017	60	2,415	—	N/A
Fiscal 2016	105	2,296	—	N/A
Fiscal 2015	110	2,213	—	N/A
BNP Funding Facility
Fiscal 2024	$889	$1,962	$—	N/A
Fiscal 2023	575	1,937	—	N/A
Fiscal 2022	245	1,772	—	N/A
Fiscal 2021	—	1,792	—	N/A
Fiscal 2020	150	1,824	—	N/A

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
SBA Debentures
Fiscal 2017	$—	$—	$—	N/A
Fiscal 2016	25	2,296	—	N/A
Fiscal 2015	22	2,213	—	N/A
April 2036 CLO Notes(5)
Fiscal 2024	$476	$1,962	$—	N/A
October 2036 CLO Secured Loans(6)
Fiscal 2024	$544	$1,962	$—	N/A
February 2016 Convertible Notes
Fiscal 2015	$575	$2,213	$—	N/A
June 2016 Convertible Notes
Fiscal 2015	$230	$2,213	$—	N/A
2017 Convertible Notes
Fiscal 2016	$163	$2,296	$—	N/A
Fiscal 2015	163	2,213	—	N/A
2018 Convertible Notes
Fiscal 2017	$270	$2,415	$—	N/A
Fiscal 2016	270	2,296	—	N/A
Fiscal 2015	270	2,213	—	N/A
2019 Convertible Notes
Fiscal 2018	$300	$2,362	$—	N/A
Fiscal 2017	300	2,415	—	N/A
Fiscal 2016	300	2,296	—	N/A
Fiscal 2015	300	2,213	—	N/A
2022 Convertible Notes
Fiscal 2021	$388	$1,792	$—	N/A
Fiscal 2020	388	1,824	—	N/A
Fiscal 2019	388	2,042	—	N/A
Fiscal 2018	388	2,362	—	N/A
Fiscal 2017	388	2,415	—	N/A
2024 Convertible Notes
Fiscal 2023	$403	$1,937	$—	N/A
Fiscal 2022	403	1,772	—	N/A
Fiscal 2021	403	1,792	—	N/A
Fiscal 2020	403	1,824	—	N/A
Fiscal 2019	403	2,042	—	N/A
2018 Notes
Fiscal 2017	$750	$2,415	$—	N/A
Fiscal 2016	750	2,296	—	N/A
Fiscal 2015	750	2,213	—	N/A
2020 Notes
Fiscal 2018	$600	$2,362	$—	N/A
Fiscal 2017	600	2,415	—	N/A
Fiscal 2016	600	2,296	—	N/A
Fiscal 2015	600	2,213	—	N/A

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
2022 Notes
Fiscal 2020	$600	$1,824	$—	N/A
Fiscal 2019	600	2,042	—	N/A
Fiscal 2018	600	2,362	—	N/A
Fiscal 2017	600	2,415	—	N/A
Fiscal 2016	600	2,296	—	N/A
October 2022 Notes
Fiscal 2016	$183	$2,296	$—	$1,017
Fiscal 2015	183	2,213	—	1,011
2023 Notes
Fiscal 2022	$750	$1,772	$—	N/A
Fiscal 2021	750	1,792	—	N/A
Fiscal 2020	750	1,824	—	N/A
Fiscal 2019	750	2,042	—	N/A
Fiscal 2018	750	2,362	—	N/A
Fiscal 2017	750	2,415	—	N/A
June 2024 Notes
Fiscal 2023	$900	$1,937	$—	N/A
Fiscal 2022	900	1,772	—	N/A
Fiscal 2021	900	1,792	—	N/A
Fiscal 2020	900	1,824	—	N/A
Fiscal 2019	900	2,042	—	N/A
March 2025 Notes
Fiscal 2024	$600	$1,962	$—	N/A
Fiscal 2023	600	1,937	—	N/A
Fiscal 2022	600	1,772	—	N/A
Fiscal 2021	600	1,792	—	N/A
Fiscal 2020	600	1,824	—	N/A
Fiscal 2019	600	2,042	—	N/A
Fiscal 2018	600	2,362	—	N/A
July 2025 Notes
Fiscal 2024	$1,250	$1,962	$—	N/A
Fiscal 2023	1,250	1,937	—	N/A
Fiscal 2022	1,250	1,772	—	N/A
Fiscal 2021	1,250	1,792	—	N/A
Fiscal 2020	750	1,824	—	N/A
January 2026 Notes
Fiscal 2024	$1,150	$1,962	$—	N/A
Fiscal 2023	1,150	1,937	—	N/A
Fiscal 2022	1,150	1,772	—	N/A
Fiscal 2021	1,150	1,792	—	N/A
Fiscal 2020	1,150	1,824	—	N/A
July 2026 Notes
Fiscal 2024	$1,000	$1,962	$—	N/A
Fiscal 2023	1,000	1,937	—	N/A

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Fiscal 2022	1,000	1,772	—	N/A
Fiscal 2021	1,000	1,792	—	N/A
January 2027 Notes
Fiscal 2024	$900	$1,962	$—	N/A
Fiscal 2023	900	1,937	—	N/A
June 2027 Notes
Fiscal 2024	$500	$1,962	$—	N/A
Fiscal 2023	500	1,937	—	N/A
Fiscal 2022	500	1,772	—	N/A
June 2028 Notes
Fiscal 2024	$1,250	$1,962	$—	N/A
Fiscal 2023	1,250	1,937	—	N/A
Fiscal 2022	1,250	1,772	—	N/A
Fiscal 2021	1,250	1,792	—	N/A
March 2029 Notes
Fiscal 2024	$1,000	$1,962	$—	N/A
July 2029 Notes
Fiscal 2024	$850	$1,962	$—	N/A
November 2031 Notes
Fiscal 2024	$700	$1,962	$—	N/A
Fiscal 2023	700	1,937	—	N/A
Fiscal 2022	700	1,772	—	N/A
Fiscal 2021	700	1,792	—	N/A
2047 Notes
Fiscal 2020	$230	$1,824	$—	$1,013
Fiscal 2019	230	2,042	—	1,033
Fiscal 2018	230	2,362	—	1,013
Fiscal 2017	230	2,415	—	1,021
Fiscal 2016	230	2,296	—	1,015
Fiscal 2015	230	2,213	—	1,011
_______________________________________________________________________________

(1)Total amount of each class of senior securities outstanding at principal value at the end of the period presented.

(2)The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the “Asset Coverage Per Unit” (including for the October 2022 Notes and the 2047 Notes, which were issued in $25 increments). In June 2016, we received exemptive relief from the SEC allowing us to modify the asset coverage requirements to exclude debentures issued by Ares Venture Finance, L.P. and guaranteed by the Small Business Administration (the “SBA”), subject to the issuance of a capital commitment by the SBA and other customary procedures (the “SBA Debentures”), from this calculation. As such, the asset coverage ratio beginning with Fiscal 2016 excludes the SBA Debentures. Certain prior year amounts have been reclassified to conform to the 2016 and 2017 presentation. In particular, unamortized debt issuance costs were previously included in other assets and were reclassified to long‑term debt as a result of the adoption of Accounting Standards Update 2015‑03, Interest-Imputation of Interest (Topic 835): Simplifying the Presentation of Debt Issuance Costs during the first quarter of 2016.

(3)The amount to which such class of senior security would be entitled upon our involuntary liquidation in preference to any security junior to it.

(4)Not applicable, except for with respect to the October 2022 Notes and the 2047 Notes, as other senior securities are not registered for public trading on a stock exchange. The average market value per unit for each of the October 2022 Notes and the 2047 Notes is based on the average daily prices of such notes and is expressed per $1,000 of indebtedness (including for the October 2022 Notes and the 2047 Notes, which were issued in $25 increments).

(5)Excludes the April 2036 CLO Subordinated Notes which were retained by us and, as such, eliminated in consolidation.

(6)Excludes the October 2036 CLO Subordinated Notes which were retained by us and, as such, eliminated in consolidation.

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

•changes in the general economy, changes in inflation and risk of recession;

•fluctuations in global interest rates;

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

•political and regulatory conditions that contribute to uncertainty and market volatility including the impact of the recent U.S. presidential election and legislative, regulatory, trade and policy changes associated with a new administration;

•the impact of supply chain constraints on our portfolio companies and the global economy;

•uncertainty surrounding global financial stability;

•ongoing conflicts in the Middle East and the Russia-Ukraine war, including the potential for volatility in energy prices and other commodities and their impact on the industries in which we invest;

•the disruption of global shipping activities;

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

We use words such as “anticipates,” “believes,” “expects,” “intends,” “projects,” “estimates,” “will,” “should,” “could,” “would,” “may” and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Our actual results and condition could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” and the other information included in this Annual Report.

We have based the forward-looking statements included in this Annual Report on information available to us as of the filing date of this Annual Report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K.

OVERVIEW

We are a specialty finance company that is a closed-end, non-diversified management investment company incorporated in Maryland. We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”).

We are externally managed by Ares Capital Management LLC (“Ares Capital Management” or our “investment adviser”), a subsidiary of Ares Management Corporation (“Ares Management”), a publicly traded, leading global alternative investment manager, pursuant to our investment advisory and management agreement. Ares Operations LLC (“Ares Operations” or our “administrator”), a subsidiary of Ares Management, provides certain administrative and other services necessary for us to operate.

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

Since our initial public offering (“IPO”) on October 8, 2004 through December 31, 2024, our exited investments resulted in an asset level realized gross internal rate of return to us of approximately 13% (based on original cash invested, net of syndications, of approximately $49.7 billion and total proceeds from such exited investments of approximately $63.7 billion). Internal rate of return is the discount rate that makes the net present value of all cash flows related to a particular investment equal to zero. Internal rate of return is gross of expenses related to investments as these expenses are not allocable to specific investments. Investments are considered to be exited when the original investment objective has been achieved through the receipt of cash and/or non-cash consideration upon the repayment of a debt investment or sale of an investment or through the determination that no further consideration was collectible and, thus, a loss may have been realized.

Additionally, since our IPO on October 8, 2004 through December 31, 2024, our realized gains have exceeded our realized losses by approximately $0.9 billion (excluding a one-time gain on the acquisition of Allied Capital Corporation in April 2010 (the “Allied Acquisition”) and realized gains/losses from the extinguishment of debt and other transactions). For the same time period, our average annualized net realized gain rate was approximately 0.8% (excluding a one-time gain on the Allied Acquisition and realized gains/losses from the extinguishment of debt and other transactions). Net realized gain/loss rates for a particular period are the amount of net realized gains/losses during such period divided by the average quarterly investments at amortized cost in such period.

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

MACROECONOMIC ENVIRONMENT

During the fourth quarter of 2024, leveraged corporate credit markets posted positive returns, driven by sustained economic growth, a healthy level of corporate earnings and further stability in the capital markets and U.S. banking system. With expectations for easing inflationary measures, the Federal Reserve softened its monetary policies and lowered the federal funds rate in support of its goals of maximum employment and returning inflation to its two percent objective.

PORTFOLIO AND INVESTMENT ACTIVITY

Our investment activity for the years ended December 31, 2024 and 2023 is presented below.

	For the Years Ended December 31,
(dollar amounts in millions)	2024	2023
New investment commitments(1):
New portfolio companies	$4,418	$2,061
Existing portfolio companies	10,663	3,905
Total new investment commitments(2)	$15,081	$5,966
Less:
Investment commitments exited(3)	(10,103)	(5,729)
Net investment commitments	$4,978	$237
Principal amount of investments funded:
First lien senior secured loans(4)	$11,269	$4,344
Second lien senior secured loans	172	176
Subordinated certificates of the SDLP(5)	211	179
Senior subordinated loans	281	202
Preferred equity	148	298
Ivy Hill Asset Management, L.P.(6)	412	470
Other equity	374	151
Total	$12,867	$5,820
Principal amount of investments sold or repaid:
First lien senior secured loans(4)	$6,054	$3,782
Second lien senior secured loans	2,120	431
Subordinated certificates of the SDLP(5)	271	137
Senior subordinated loans	241	235
Preferred equity	298	169
Ivy Hill Asset Management, L.P.(6)	474	755
Other equity	188	60
Total	$9,646	$5,569
Number of new investment commitments(7)	293	202
Average new investment commitment amount	$51	$30
Weighted average term for new investment commitments (in months)	74	69
Percentage of new investment commitments at floating rates	94%	84%
Percentage of new investment commitments at fixed rates	3%	7%
Weighted average yield of debt and other income producing securities(8):
Funded during the period at amortized cost	10.6%	12.1%
Funded during the period at fair value(9)	10.7%	12.2%
Exited or repaid during the period at amortized cost	11.8%	11.9%
Exited or repaid during the period at fair value(9)	12.0%	12.2%
_______________________________________________________________________________

(1)New investment commitments include new agreements to fund revolving loans or delayed draw loans. See Note 7 to our consolidated financial statements for the year ended December 31, 2024 for more information on our commitments to fund revolving loans or delayed draw loans.

(2)Includes both funded and unfunded commitments. Of these new investment commitments, we funded $11.8 billion and $4.6 billion for the years ended December 31, 2024 and 2023, respectively.

(3)Includes both funded and unfunded commitments. For the years ended December 31, 2024 and 2023, investment commitments exited included exits of unfunded commitments of $1.3 billion and $779 million, respectively.

(4)For the years ended December 31, 2024 and 2023, net repayments of first lien secured revolving loans were $68 million and $327 million, respectively.

(5)See “Senior Direct Lending Program” below and Note 4 to our consolidated financial statements for the year ended December 31, 2024 for more information on the SDLP (as defined below).

(6)Includes our subordinated loan and equity investments in IHAM (as defined below), as applicable. See “Ivy Hill Asset Management, L.P.” below and Note 4 to our consolidated financial statements for the year ended December 31, 2024 for more information on IHAM.

(7)Number of new investment commitments represents each commitment to a particular portfolio company or a commitment to multiple companies as part of an individual transaction (e.g., the purchase of a portfolio of investments).

(8)“Weighted average yield of debt and other income producing securities” is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount or premium earned on accruing debt and other income producing securities (including the annualized amount of the regular dividend received by us related to our equity investment in IHAM during the most recent quarter end, as applicable), divided by (b) the total accruing debt and other income producing securities at amortized cost or at fair value (including the amortized cost or fair value of our equity investment in IHAM as applicable), as applicable.

(9)Represents fair value for investments in the portfolio as of the most recent prior quarter end, if applicable.

As of December 31, 2024 and 2023, our investments consisted of the following:

	As of December 31,
	2024		2023
(in millions)	Amortized Cost(1)	Fair Value	Amortized Cost(1)	Fair Value
First lien senior secured loans(2)	$15,519	$15,179	$10,313	$10,081
Second lien senior secured loans	1,935	1,847	3,980	3,753
Subordinated certificates of the SDLP(3)	1,263	1,192	1,316	1,288
Senior subordinated loans	1,384	1,351	1,150	1,096
Preferred equity	2,667	2,649	2,457	2,460
Ivy Hill Asset Management, L.P.(4)	1,701	1,915	1,763	1,987
Other equity	1,905	2,587	1,689	2,209
Total	$26,374	$26,720	$22,668	$22,874
_______________________________________________________________________________

(1)The amortized cost represents the original cost adjusted for any accretion of discounts, amortization of premiums and payment-in-kind (“PIK”) interest or dividends.

(2)First lien senior secured loans include certain loans that we classify as “unitranche” loans. The total amortized cost and fair value of the loans that we classified as “unitranche” loans were $8.8 billion and $8.6 billion, respectively, as of December 31, 2024, and $5.8 billion and $5.7 billion, respectively, as of December 31, 2023.

(3)The proceeds from these certificates were applied to co-investments with Varagon Capital Partners (“Varagon”) and its clients to fund first lien senior secured loans to 20 and 22 different borrowers as of December 31, 2024 and 2023, respectively.

(4)Includes our subordinated loan and equity investments in IHAM, as applicable.

We have commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to fund which are at (or substantially at) our discretion. Our commitment to fund delayed draw loans is triggered upon the satisfaction of certain pre-negotiated terms and conditions. Generally, the most significant and uncertain term requires the borrower to satisfy a specific use of proceeds covenant. The use of proceeds covenant typically requires the borrower to use the additional loans for the specific purpose of a permitted acquisition or permitted investment, for example. In addition to the use of proceeds covenant, the borrower is generally required to satisfy additional negotiated covenants (including specified leverage levels). We are also party to subscription agreements to fund equity investments. See Note 7 to our consolidated financial statements for the year ended December 31, 2024 for more information on our unfunded commitments, including commitments to issue letters of credit, related to certain of our portfolio companies.

The weighted average yields at amortized cost and fair value of the following portions of our portfolio as of December 31, 2024 and 2023 were as follows:

	As of December 31,
	2024		2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt and other income producing securities(1)	11.1%	11.2%	12.5%	12.5%
Total portfolio(2)	10.0%	9.9%	11.3%	11.2%
First lien senior secured loans(3)	9.9%	10.1%	11.7%	11.9%
Second lien senior secured loans(3)	12.1%	12.7%	12.7%	13.4%
Subordinated certificates of the SDLP(3)(6)	12.4%	13.2%	13.6%	13.9%
Senior subordinated loans(3)	11.9%	12.2%	12.5%	13.1%
Ivy Hill Asset Management L.P.(4)	16.7%	14.8%	15.1%	13.3%
Other income producing equity securities(5)	11.3%	11.5%	11.3%	11.2%
_______________________________________________________________________________

(1)“Weighted average yields on debt and other income producing securities” are computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount or premium earned on accruing debt and other income producing securities (including the annualized amount of the regular dividend received by us related to our equity investment in IHAM during the most recent quarter end), divided by (b) the total accruing debt and other income producing securities at amortized cost or at fair value (including the amortized cost or fair value of our equity investment in IHAM as applicable), as applicable.

(2)“Weighted average yields on total portfolio” are computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount or premium earned on accruing debt and other income producing securities (including the annualized amount of the regular dividend received by us related to our equity investment in IHAM during the most recent quarter end), divided by (b) total investments at amortized cost or at fair value, as applicable.

(3)“Weighted average yields” of investments are computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount and market discount or premium earned on the relevant accruing investments, divided by (b) the total relevant investments at amortized cost or at fair value, as applicable.

(4)Represents the yield on our equity investment in IHAM, which is computed as (a) the annualized amount of the regular dividend received by us related to our equity investment in IHAM during the most recent quarter end, divided by (b) the amortized cost or fair value of our equity investment in IHAM, as applicable.

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

Investment grade	Description
4	Involves the least amount of risk to our initial cost basis. The trends and risk factors for this investment since origination or acquisition are generally favorable, which may include the performance of the portfolio company or a potential exit.
3	Involves a level of risk to our initial cost basis that is similar to the risk to our initial cost basis at the time of origination or acquisition. This portfolio company is generally performing as expected and the risk factors to our ability to ultimately recoup the cost of our investment are neutral to favorable. All investments or acquired investments in new portfolio companies are initially assessed a grade of 3.
2	Indicates that the risk to our ability to recoup the initial cost basis of such investment has increased materially since origination or acquisition, including as a result of factors such as declining performance and non-compliance with debt covenants; however, payments are generally not more than 120 days past due. For investments graded 2, our investment adviser enhances its level of scrutiny over the monitoring of such portfolio company.
1	Indicates that the risk to our ability to recoup the initial cost basis of such investment has substantially increased since origination or acquisition, and the portfolio company likely has materially declining performance. For debt investments with an investment grade of 1, most or all of the debt covenants are out of compliance and payments are substantially delinquent. For investments graded 1, it is anticipated that we will not recoup our initial cost basis and may realize a substantial loss of our initial cost basis upon exit. For investments graded 1, our investment adviser enhances its level of scrutiny over the monitoring of such portfolio company.

Set forth below is the grade distribution of our portfolio companies as of December 31, 2024 and 2023:

	As of December 31,
	2024				2023
(dollar amounts in millions)	Fair Value	%	Number of Companies	%	Fair Value	%	Number of Companies	%
Grade 4	$4,792	17.9%	64	11.6%	$4,222	18.5%	64	12.7%
Grade 3	21,156	79.2	432	78.6	17,174	75.1	386	76.4
Grade 2	513	1.9	31	5.6	1,333	5.8	35	6.9
Grade 1	259	1.0	23	4.2	145	0.6	20	4.0
Total	$26,720	100.0%	550	100.0%	$22,874	100.0%	505	100.0%

As of December 31, 2024 and 2023, the weighted average grade of the investments in our portfolio at fair value was 3.1 and 3.1, respectively.

As of December 31, 2024 and 2023, loans on non-accrual status represented 1.7% of the total investments at amortized cost (or 1.0% at fair value) and 1.3% at amortized cost (or 0.6% at fair value), respectively.

Ivy Hill Asset Management, L.P.

Ivy Hill Asset Management, L.P. (“IHAM”), our wholly owned portfolio company, is an asset manager and an SEC-registered investment adviser. As of December 31, 2024, IHAM had assets under management of approximately $12.8 billion. As of December 31, 2024, IHAM managed 20 vehicles (the “IHAM Vehicles”). IHAM earns fee income from managing the IHAM Vehicles and has also invested in certain of these vehicles as part of its business strategy. The amortized cost of IHAM’s total investments as of December 31, 2024 and 2023 was $2,237 million and $2,288 million, respectively. For the years ended December 31, 2024 and 2023, IHAM had management and incentive fee income of $53 million and $56 million, respectively, and other investment-related income of $344 million and $328 million, respectively, which included net realized gains or losses on investments and other transactions.

 The amortized cost and fair value of our investments in IHAM as of December 31, 2024 and 2023 were as follows:

	As of December 31,
	2024		2023
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Subordinated loan(1)	$—	$—	$62	$62
Equity	1,701	1,915	1,701	1,925
Total investment in IHAM	$1,701	$1,915	$1,763	$1,987
_______________________________________________________________________________

(1)We have committed to fund up to $500 million to IHAM, the availability of which is solely at our discretion.

The interest income and dividend income that we earned from IHAM for the years ended December 31, 2024 and 2023 were as follows:

	For the Years Ended December 31,
(in millions)	2024	2023
Interest income	$2	$29
Dividend income	$285	$243

From time to time, IHAM or certain IHAM Vehicles may purchase investments from, or sell investments to, us. For any such sales or purchases by the IHAM Vehicles to or from us, the IHAM Vehicle must obtain approval from third parties unaffiliated with us or IHAM, as applicable. During the years ended December 31, 2024 and 2023, IHAM or certain of the IHAM Vehicles purchased $759 million and $1.2 billion, respectively, of loans from us. For the years ended December 31, 2024 and 2023, we recognized $1 million and $13 million, respectively, of net realized losses from these sales. During the years ended December 31, 2024 and 2023, IHAM or certain IHAM Vehicles sold $32 million and $85 million, respectively, of investments to us.

The yields at amortized cost and fair value of our investments in IHAM as of December 31, 2024 and 2023 were as follows:

	As of December 31,
	2024		2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Subordinated loan	—%	—%	12.0%	12.0%
Equity(1)	16.7%	14.8%	15.1%	13.3%
_______________________________________________________________________________

(1)Represents the yield on our equity investment in IHAM, which is computed as (a) the annualized amount of the regular dividend received by us related to our equity investment in IHAM during the most recent quarter end, divided by (b) the amortized cost or fair value of our equity investment in IHAM, as applicable.

Selected Financial Information

Pursuant to Rule 4-08(g) of Regulation S-X, selected financial information of IHAM, in conformity with U.S. generally accepted accounting principles (“GAAP”), as of and for the years ended December 31, 2024 and 2023 are presented below.

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

	As of December 31, 2024
(in millions)	IHAM	Consolidated IHAM Vehicles(1)	Eliminations	Consolidated
Selected Balance Sheet Information:
Assets
Investments at fair value(2)	$2,161	$8,098	$(2,086)	$8,173
Cash and cash equivalents	9	1,012	—	1,021
Other assets	60	122	(55)	127
Total assets	$2,230	$9,232	$(2,141)	$9,321

Liabilities
Debt	$406	$6,550	$—	$6,956
Subordinated notes(3)	—	1,026	(717)	309
Other liabilities	16	311	(13)	314
Total liabilities	422	7,887	(730)	7,579
Equity
Contributed capital	1,701	—	—	1,701
Accumulated earnings	186	—	—	186
Net unrealized losses on investments and foreign currency transactions(4)	(79)	—	—	(79)
Non-controlling interests in Consolidated IHAM Vehicles(5)	—	1,345	(1,411)	(66)
Total equity	1,808	1,345	(1,411)	1,742
Total liabilities and equity	$2,230	$9,232	$(2,141)	$9,321

	As of December 31, 2023
(in millions)	IHAM	Consolidated IHAM Vehicles(1)	Eliminations	Consolidated
Selected Balance Sheet Information:
Assets
Investments at fair value(2)	$2,274	$9,392	$(2,265)	$9,401
Cash and cash equivalents	9	707	—	716
Other assets	70	100	(68)	102
Total assets	$2,353	$10,199	$(2,333)	$10,219

Liabilities
Debt	$462	$7,459	$—	$7,921
Subordinated note from ARCC	62	—	—	62
Subordinated notes(3)	—	1,280	(992)	288
Other liabilities	17	189	(16)	190
Total liabilities	541	8,928	(1,008)	8,461
Equity
Contributed capital	1,701	—	—	1,701
Accumulated earnings	126	—	—	126
Net unrealized losses on investments and foreign currency transactions(4)	(15)	—	—	(15)
Non-controlling interests in Consolidated IHAM Vehicles(5)	—	1,271	(1,325)	(54)
Total equity	1,812	1,271	(1,325)	1,758
Total liabilities and equity	$2,353	$10,199	$(2,333)	$10,219
____________________________________

(1)Consolidated for GAAP purposes only.

(2)The determination of such fair value is determined in accordance with IHAM’s valuation process (separate and apart from our valuation process described elsewhere herein). The amortized cost of IHAM’s total investments as of December 31, 2024 and 2023 was $2,237 million and $2,288 million, respectively. The amortized cost of the total investments of IHAM on a consolidated basis as of December 31, 2024 and 2023 was $8,343 million and $9,619 million, respectively.

(3)Subordinated notes generally represent the most junior capital in certain of the Consolidated IHAM Vehicles and effectively represent equity in such vehicles.

(4)As of December 31, 2024 and 2023, net unrealized losses of $70 million and $13 million, respectively, have been eliminated upon consolidation and the elimination is included in “non-controlling interests in Consolidated IHAM Vehicles” in the selected balance sheet information.

(5)Non-controlling interests in Consolidated IHAM Vehicles includes net unrealized depreciation in the Consolidated IHAM Vehicles of $171 million and $221 million as of December 31, 2024 and 2023, respectively.

	For the Year Ended December 31, 2024
(in millions)	IHAM	Consolidated IHAM Vehicles(1)	Eliminations	Consolidated
Selected Statement of Operations Information:
Revenues
Investment income	$344	$1,014	$(337)	$1,021
Management fees and other income	53	12	(50)	15
Total revenues	397	1,026	(387)	1,036
Expenses
Interest expense	37	564	—	601
Distributions to subordinated notes	—	209	(154)	55
Management fees and other expenses	15	61	(50)	26
Total expenses	52	834	(204)	682
Net operating income	345	192	(183)	354
Net realized gains (losses) on investments and foreign currency	—	(132)	(4)	(136)
Net realized gain on extinguishment of debt	—	2	2	4
Net unrealized (losses) gains on investments, foreign currency and other transactions	(64)	62	57	55
Total net realized and unrealized losses on investments, foreign currency and other transactions	(64)	(68)	55	(77)
Net income	281	124	(128)	277
Less: Net income (loss) attributable to non-controlling interests in Consolidated IHAM Vehicles	—	124	(128)	(4)
Net income attributable to Ivy Hill Asset Management, L.P.	$281	$—	$—	$281

	For the Year Ended December 31, 2023
(in millions)	IHAM	Consolidated IHAM Vehicles(1)	Eliminations	Consolidated
Selected Statement of Operations Information:
Revenues
Investment income	$347	$1,097	$(343)	$1,101
Management fees and other income	56	8	(54)	10
Total revenues	403	1,105	(397)	1,111
Expenses
Interest expense	61	580	—	641
Distributions to subordinated notes	—	193	(150)	43
Management fees and other expenses	15	75	(54)	36
Total expenses	76	848	(204)	720
Net operating income	327	257	(193)	391
Net realized (losses) gains on investments and other transactions	(19)	2	(29)	(46)
Net unrealized gains on investments and other transactions	18	93	(18)	93
Total net realized and unrealized (losses) gains on investments and other transactions	(1)	95	(47)	47
Net income	326	352	(240)	438
Less: Net income attributable to non-controlling interests in Consolidated IHAM Vehicles	—	352	(240)	112
Net income attributable to Ivy Hill Asset Management, L.P.	$326	$—	$—	$326
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

We provide capital to the SDLP in the form of subordinated certificates (the “SDLP Certificates”), and Varagon and its clients provide capital to the SDLP in the form of senior notes, intermediate funding notes and the SDLP Certificates. As of December 31, 2024, we and a client of Varagon owned 87.5% and 12.5%, respectively, of the outstanding SDLP Certificates.

As of December 31, 2024 and 2023, we and Varagon and its clients had agreed to make capital available to the SDLP of $6.2 billion and $6.2 billion, respectively, in the aggregate, of which $1.4 billion and $1.4 billion, respectively, is to be made available from us. This capital will only be committed to the SDLP upon approval of transactions by the investment committee of the SDLP. Below is a summary of the funded capital and unfunded capital commitments of the SDLP.

	As of December 31,
(in millions)	2024	2023
Total capital funded to the SDLP(1)	$5,054	$5,361
Total capital funded to the SDLP by the Company(1)	$1,310	$1,328
Total unfunded capital commitments to the SDLP(2)	$489	$260
Total unfunded capital commitments to the SDLP by the Company(2)	$119	$60
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

The amortized cost and fair value of our SDLP Certificates and our yield on our investment in the SDLP Certificates at amortized cost and fair value as of December 31, 2024 and 2023 were as follows:

	As of December 31,
	2024		2023
(dollar amounts in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment in the SDLP Certificates	$1,263	$1,192	$1,316	$1,288
Yield on the investment in the SDLP Certificates	12.4%	13.2%	13.6%	13.9%

The interest income from our investment in the SDLP Certificates and capital structuring service fees and other income earned for the years ended December 31, 2024 and 2023 were as follows:

	For the Years Ended December 31,
(in millions)	2024	2023
Interest income	$173	$174
Capital structuring service fees and other income	$17	$13

As of December 31, 2024 and 2023, the SDLP portfolio was comprised entirely of first lien senior secured loans primarily to U.S. middle-market companies and were in industries similar to the companies in our portfolio. As of

December 31, 2024, two of the loans were on non-accrual status. As of December 31, 2023, one of the loans was on non-accrual status. Below is a summary of the SDLP’s portfolio as of December 31, 2024 and 2023:

	As of December 31,
(dollar amounts in millions)	2024	2023
Total first lien senior secured loans(1)(2)	$4,759	$5,431
Weighted average yield on first lien senior secured loans(3)	8.9%	10.4%
Largest loan to a single borrower(1)	$400	$370
Total of five largest loans to borrowers(1)	$1,692	$1,650
Number of borrowers in the SDLP	20	22
Commitments to fund delayed draw loans(4)	$489	$260
_______________________________________________________________________________

(1)At principal amount.

(2)First lien senior secured loans include certain loans that the SDLP classifies as “unitranche” loans. As of December 31, 2024 and 2023, the total principal amount of loans in the SDLP portfolio that the SDLP classified as “unitranche” loans was $3,937 million and $4,558 million, respectively.

(3) Computed as (a) the annual stated interest rate on accruing first lien senior secured loans, divided by (b) total first lien senior secured loans at principal amount.

(4)As discussed above, these commitments have been approved by the investment committee of the SDLP.

Pursuant to Rule 4-08(g) of Regulation S-X, selected financial information of the SDLP, in conformity with GAAP, as of December 31, 2024 and 2023 and for the years ended December 31, 2024 and 2023 are presented below:

	As of December 31,
(in millions)	2024	2023
Selected Balance Sheet Information:
Investments at fair value (amortized cost of $4,591 and $5,267, respectively)	$4,390	$5,129
Other assets	449	192
Total assets	$4,839	$5,321

Senior notes	$3,428	$3,705
Intermediate funding notes	130	139
Other liabilities	124	136
Total liabilities	3,682	3,980
Subordinated certificates and members’ capital	1,157	1,341
Total liabilities and members’ capital	$4,839	$5,321

	For the Years Ended December 31,
(in millions)	2024	2023
Selected Statement of Operations Information:
Total investment income	$541	$570
Interest expense	292	296
Other expenses	17	23
Total expenses	309	319
Net investment income	232	251
Net realized and unrealized losses on investments	(157)	(73)
Net increase in members’ capital resulting from operations	$75	$178

SDLP Loan Portfolio as of December 31, 2024

(dollar amounts in millions) Portfolio Company	Business Description	Maturity Date	Stated Interest Rate(1)	Principal Amount	Amortized Cost	Fair Value(2)
Arrowhead Holdco Company (3)(4)	Distributor of non-discretionary, mission-critical aftermarket replacement parts	08/2028	9.9%	$279.6	$279.6	$234.9
Center for Autism and Related Disorders, LLC (3)(5)	Autism treatment and services provider specializing in applied behavior analysis therapy	11/2024		164.3	—	—
Concert Golf Partners Holdco LLC (3)	Golf club owner and operator	04/2030	9.1%	286.2	286.2	286.2
EIS Legacy Holdco, LLC (3)	Distributor of electric applicator components	11/2031	9.3%	220.5	220.5	218.3
FS Squared Holding Corp. (3)(4)	Provider of on-site vending and micro market solutions	12/2030	9.1%	250.8	250.8	246.4
Harvey Tool Company, LLC (3)	Manufacturer of cutting tools used in the metalworking industry	10/2027	9.6%	268.1	268.1	268.1
HGC Holdings, LLC (3)	Operator of golf facilities	06/2026	9.9%	400.1	400.1	400.1
ISQ Hawkeye Holdco, Inc. (3)(4)	Provider of commercial and industrial waste processing and disposal services	08/2031	9.1%	312.2	312.2	312.2
Manna Pro Products, LLC (3)	Manufacturer and supplier of specialty nutrition and care products for animals	12/2026	10.5%	264.8	264.8	217.1
NMN Holdings III Corp. (3)(4)	Provider of complex rehabilitation technology solutions for patients with mobility loss	07/2031	8.9%	228.9	228.9	226.6
North Haven Falcon Buyer, LLC (3)(4)(5)	Manufacturer of aftermarket golf cart parts and accessories	05/2027		237.3	233.9	154.3
Penn Power Group LLC	Distributor of aftermarket parts to the heavy-duty truck industry	12/2027	10.2%	32.9	32.9	32.9
Pritchard Industries, LLC (3)(4)	Provider of janitorial and facilities management services	10/2027	10.3%	242.7	242.7	238.3
Qnnect, LLC (3)(4)	Manufacturer of highly engineered hermetic packaging products	11/2029	10.3%	275.6	275.6	275.6
SePro Holdings, LLC (3)	Provider of specialty chemicals for aquatics, turf and ornamental horticulture	07/2030	9.6%	118.3	118.3	115.9
Surescripts, LLC (3)	Healthcare network for e-prescription routing, patient eligibility checks, and secure exchange of medical records	11/2031	8.3%	112.5	112.5	111.4
THG Acquisition, LLC (3)	Multi-line insurance broker	10/2031	9.1%	122.7	122.7	121.4
Triwizard Holdings, Inc. (4)	Parking management and hospitality services provider	06/2029	9.7%	247.9	247.9	247.9
Valcourt Holdings II, LLC (3)	Provider of window cleaning and building facade maintenance and restoration services	11/2029	10.4%	325.9	325.9	325.9
Walnut Parent, Inc. (3)	Manufacturer of natural solution pest and animal control products	11/2027	10.0%	367.3	367.3	356.3
				$4,758.6	$4,590.9	$4,389.8
____________________________________________________________________________

(1)Represents the weighted average annual stated interest rate as of December 31, 2024. All interest rates are payable in cash, except for portions of the stated interest rates which are PIK for investments in Arrowhead Holdco Company.

(2)Represents the fair value in accordance with Accounting Standards Codification 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”). The determination of such fair value is not included in our valuation process described elsewhere herein.

(3)We also hold a portion of this company’s first lien senior secured loan.

(4)We hold an equity investment in this company.

(5)Loan was on non-accrual status as of December 31, 2024.

SDLP Loan Portfolio as of December 31, 2023

(dollar amounts in millions) Portfolio Company	Business Description	Maturity Date	Stated Interest Rate(1)	Principal Amount	Amortized Cost	Fair Value(2)
Arrowhead Holdco Company (3)(4)	Distributor of non-discretionary, mission-critical aftermarket replacement parts	08/2028	10.0%	$271.6	$271.6	$244.4
Benecon Midco II LLC (3)(4)	Employee benefits provider for small and mid-size employers	12/2026	10.7%	170.2	170.2	170.2
Center for Autism and Related Disorders, LLC (3)(5)	Autism treatment and services provider specializing in applied behavior analysis therapy	11/2024		164.3	—	—
Concert Golf Partners Holdco LLC (3)	Golf club owner and operator	04/2029	11.2%	273.5	273.5	273.5
Emergency Communications Network, LLC (3)	Provider of mission critical emergency mass notification solutions	06/2024	14.1%	252.3	252.3	219.5
Excelligence Holdings Corp. (3)	Developer, manufacturer and retailer of educational products	01/2024	11.5%	145.4	145.4	145.4
FS Squared Holding Corp. (3)(4)	Provider of on-site vending and micro market solutions	03/2025	10.8%	323.3	323.3	323.3
Harvey Tool Company, LLC (3)	Manufacturer of cutting tools used in the metalworking industry	10/2027	11.0%	256.6	256.6	254.0
HGC Holdings, LLC (3)	Operator of golf facilities	06/2026	11.2%	232.0	232.0	232.0
ISQ Hawkeye Holdco, Inc. (3)(4)	Provider of commercial and industrial waste processing and disposal services	08/2029	11.4%	295.6	295.6	295.6
Manna Pro Products, LLC (3)	Manufacturer and supplier of specialty nutrition and care products for animals	12/2026	11.5%	267.5	267.5	251.5
NCWS Intermediate, Inc. (3)(4)	Manufacturer and supplier of car wash equipment, parts and supplies to the conveyorized car wash market	12/2026	11.6%	279.7	279.7	279.7
North Haven Falcon Buyer, LLC (3)(4)	Manufacturer of aftermarket golf cart parts and accessories	05/2027	13.5%	224.5	224.5	181.8
Pegasus Global Enterprise Holdings, LLC (3)(4)	Provider of plant maintenance and scheduling software	05/2025	10.7%	334.9	334.9	334.9
Penn Detroit Diesel Allison, LLC	Distributor of aftermarket parts to the heavy-duty truck industry	12/2027	11.7%	32.9	32.9	32.9
Precinmac (US) Holdings Inc. and Trimaster Manufacturing Inc. (3)(4)	Manufacturer of high-tolerance precision machined components and assemblies for the aerospace and defense industry	08/2027	11.5%	256.1	256.1	253.5
Pritchard Industries, LLC (3)(4)	Provider of janitorial and facilities management services	10/2027	11.0%	245.2	245.2	240.3
Qnnect, LLC (3)(4)	Manufacturer of highly engineered hermetic packaging products	11/2029	12.4%	278.3	278.3	278.3
THG Acquisition, LLC (3)	Multi-line insurance broker	12/2026	11.2%	325.5	325.5	325.3
Triwizard Holdings, Inc. (4)	Parking management and hospitality services provider	06/2029	11.7%	169.2	169.2	169.2
Valcourt Holdings II, LLC (3)	Provider of window cleaning and building facade maintenance and restoration services	11/2029	11.3%	262.5	262.5	257.3
Walnut Parent, Inc. (3)	Manufacturer of natural solution pest and animal control products	11/2027	11.0%	370.2	370.2	366.5
				$5,431.3	$5,267.0	$5,129.1
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

RESULTS OF OPERATIONS

For the years ended December 31, 2024 and 2023

Operating results for the years ended December 31, 2024 and 2023 were as follows:

	For the Years Ended December 31,
(in millions)	2024	2023
Total investment income	$2,990	$2,614
Total expenses	1,514	1,328
Net investment income before income taxes	1,476	1,286
Income tax expense, including excise tax	73	20
Net investment income	1,403	1,266
Net realized losses on investments, foreign currency and other transactions	(55)	(179)
Net unrealized gains on investments, foreign currency and other transactions	188	435
Realized loss on extinguishment of debt	(14)	—
Net increase in stockholders’ equity resulting from operations	$1,522	$1,522

Net income can vary substantially from period to period due to various factors, including acquisitions, the level of new investment commitments, the level of base interest rates and the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net increase in stockholders’ equity resulting from operations may not be meaningful.

Investment Income

	For the Years Ended December 31,
(in millions)	2024	2023
Interest income from investments	$2,162	$1,962
Capital structuring service fees	172	92
Dividend income	594	501
Other income	62	59
Total investment income	$2,990	$2,614

Interest income from investments for the year ended December 31, 2024 increased from the comparable period in 2023 primarily due to the increase in the average size of our portfolio. The average size and weighted average yield of our portfolio at amortized cost for the years ended December 31, 2024 and 2023 were as follows:

	For the Years Ended December 31,
(dollar amounts in millions)	2024	2023
Average size of portfolio(1)	$24,402	$21,834
Weighted average yield on portfolio	11.2%	11.2%

_______________________________________________________________________________

(1)    Includes non-interest earning investments.

Capital structuring service fees for the year ended December 31, 2024 increased from the comparable period in 2023 primarily due to an increase in new investment commitments. The lower weighted average capital structuring service fee percentage during the year ended December 31, 2024 was primarily due to a general decline in market fee levels and a higher percentage of new investment commitments to existing portfolio companies, which generally resulted in lower fee opportunities as compared to the comparable period in 2023. The new investment commitments and weighted average capital structuring service fee percentages for the years ended December 31, 2024 and 2023 were as follows:

	For the Years Ended December 31,
(dollar amounts in millions)	2024	2023
New investment commitments(1)	$12,152	$4,916
Weighted average capital structuring service fee percentages(1)	1.4%	1.9%
_______________________________________________________________________________

(1)Excludes $2,517 million and $580 million of new investment commitments sold to third party lenders during the years ended December 31, 2024 and 2023, respectively. Excludes $412 million and $470 million of investment commitments sold to IHAM for the years ended December 31, 2024 and 2023, respectively.

Dividend income for the years ended December 31, 2024 and 2023 were as follows:

	For the Years Ended December 31,
(in millions)	2024	2023
Dividend income received from IHAM	$285	$243
Recurring dividend income	287	236
Non-recurring dividend income	22	22
Total dividend income	$594	$501

Dividend income received from IHAM for the year ended December 31, 2024 increased from the comparable period in 2023 primarily due to the increased earnings from the IHAM Vehicles as a result of higher interest rates. Dividend income received from IHAM for the year ended December 31, 2024 includes a non-recurring special dividend of $10 million. Recurring dividend income for the year ended December 31, 2024 increased from the comparable period in 2023 primarily due to an increase in yielding preferred equity investments.

Operating Expenses

	For the Years Ended December 31,
(in millions)	2024	2023
Interest and credit facility fees	$715	$582
Base management fee	374	323
Income based fee	364	328
Capital gains incentive fee(1)	18	53
Administrative and other fees	12	13
Other general and administrative	31	29
Total expenses	$1,514	$1,328
_______________________________________________________________________________

(1)Calculated in accordance with GAAP as discussed below.

Interest and credit facility fees for the years ended December 31, 2024 and 2023, were comprised of the following:

	For the Years Ended December 31,
(in millions)	2024	2023
Stated interest expense(1)	$665	$535
Credit facility fees	23	21
Amortization of debt issuance costs	33	31
Net amortization of premium on notes payable	(6)	(5)
Total interest and credit facility fees	$715	$582
________________________________________

(1)Includes the impact of the interest rate swaps for the years ended December 31, 2024 and 2023.

Stated interest expense for the year ended December 31, 2024 increased from the comparable period in 2023 primarily due to the increase in the average principal amount of debt outstanding and the impact of higher interest rates on our floating debt obligations. Average debt outstanding and weighted average stated interest rate on our debt outstanding for the years ended December 31, 2024 and 2023 were as follows:

	For the Years Ended December 31,
(dollar amounts in millions)	2024	2023
Average debt outstanding	$12,860	$11,537
Weighted average stated interest rate on debt outstanding(1)	5.1%	4.8%
________________________________________

(1)The weighted average stated interest rate on our debt outstanding for the years ended December 31, 2024 and 2023 includes the impact of interest rate swaps. See Note 6 to our consolidated financial statements for the year ended December 31, 2024, for more information on the interest rate swaps.

The base management fee for the year ended December 31, 2024 increased from the comparable period in 2023 primarily due to the increase in the average size of our portfolio.

The income based fee for the year ended December 31, 2024 increased from the comparable period in 2023 primarily due to the pre-incentive fee net investment income, as defined in the investment advisory and management agreement, for the year ended December 31, 2024 being higher than in the comparable period in 2023.

For the years ended December 31, 2024 and 2023, the capital gains incentive fee calculated in accordance with GAAP was $18 million and $53 million, respectively. The capital gains incentive fee accrual for the year ended December 31, 2024 changed from the comparable period in 2023 primarily due to net gains on investments, foreign currency, other transactions and the extinguishment of debt of $119 million compared to net gains of $256 million for the comparable period in 2023. The capital gains incentive fee accrued under GAAP includes an accrual related to unrealized capital appreciation, whereas the capital gains incentive fee actually payable under our investment advisory and management agreement does not. There can be no assurance that such unrealized capital appreciation will be realized in the future. The accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. As of December 31, 2024, there was $105 million of capital gains incentive fee accrued in accordance with GAAP. As of December 31, 2024, there was no capital gains incentive fee actually payable under our investment advisory and management agreement. See Note 3 to our consolidated financial statements for the year ended December 31, 2024 for more information on the base management fee, income based fee and capital gains incentive fee.

Cash payment of any income based fee and capital gains incentive fee otherwise earned by our investment adviser is deferred if during the most recent four full calendar quarter period ending on or prior to the date such payment is to be made the sum of (a) the aggregate distributions to our stockholders and (b) the change in net assets (defined as total assets less indebtedness and before taking into account any income based fee and capital gains incentive fee payable during the period) is less than 7.0% of our net assets (defined as total assets less indebtedness) at the beginning of such period. These calculations will be adjusted for any share issuances or repurchases. Any income based fee and capital gains incentive fee deferred for payment are carried over for payment in subsequent calculation periods to the extent such fees are payable under the terms of the investment advisory and management agreement. See Note 3 to our consolidated financial statements for the year ended December 31, 2024 for more information on the related deferral terms.

Administrative and other fees represent fees paid to Ares Operations and our investment adviser for our allocable portion of overhead and other expenses incurred by Ares Operations and our investment adviser in performing their obligations under the administration agreement and the investment advisory and management agreement, respectively, including our allocable portion of the compensation, rent and other expenses of certain of our officers and their respective staffs. See Note 3 to our consolidated financial statements for the year ended December 31, 2024, for more information on the administrative and other fees.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income, as required. To the extent that we determine that our estimated current year taxable income will be in excess of estimated dividend distributions for the current year from such income, we accrue excise tax, if any, on estimated excess taxable income as such taxable income is earned. For the years ended December 31, 2024 and 2023, the estimated excess taxable income carried forward was approximately $922 million and $631 million, respectively, and as a result, we recorded a net expense of $35 million and $23 million, respectively, for U.S. federal excise tax.

Certain of our consolidated subsidiaries are subject to U.S. federal and state income taxes. For the year ended December 31, 2024, we recorded a net tax expense of $38 million, primarily due to income taxes incurred related to net realized gains on investments held by our taxable subsidiaries. For the year ended December 31, 2023, we recorded a net tax benefit of $3 million as a result of tax refunds resulting from the overpayment of the prior year’s income taxes. The income tax expense for our taxable consolidated subsidiaries will vary depending on the level of realized gains from the exits of investments held by such taxable subsidiaries during the respective periods.

Net Realized Gains/Losses

The net realized gains (losses) from the sales, repayments or exits of investments during the years ended December 31, 2024 and 2023 were comprised of the following:

	For the Years Ended December 31,
(in millions)	2024	2023
Sales, repayments or exits of investments(1)	$9,554	$5,354
Net realized gains (losses) on investments:
Gross realized gains	$325	$107
Gross realized losses	(385)	(262)
Total net realized losses on investments	$(60)	$(155)
_______________________________________________________________________________

(1)Includes $0.8 billion and $1.2 billion of loans sold to IHAM and certain vehicles managed by IHAM during the years ended December 31, 2024 and 2023, respectively. Net realized losses of $1 million and $13 million were recorded on these transactions with IHAM during the years ended December 31, 2024 and 2023, respectively. See Note 4 to our consolidated financial statements for the year ended December 31, 2024 for more information on IHAM and its managed vehicles.

The net realized losses on investments during the year ended December 31, 2024 consisted of the following:

(in millions) Portfolio Company	Net Realized Gains (Losses)
Heelstone Renewable Energy, LLC	$146
Benecon Midco II LLC	23
Precinmac (US) Holdings Inc., Trimaster Manufacturing Inc. and Blade Group Holdings, LP.	22
Pegasus Global Enterprise Holdings, LLC	20
RF HP SCF Investor, LLC	19
Murchison Oil and Gas, LLC and Murchison Holdings, LLC	16
Wellpath Holdings, Inc.	(19)
SVP-Singer Holdings Inc.	(19)
OTG Management, LLC	(20)
SSE Buyer, Inc.	(21)
Emergency Communications Network, LLC	(22)
Pluralsight, Inc.	(60)
H-Food Holdings, LLC	(62)
SHO Holding I Corporation, Shoes For Crews (Europe) Limited and Never Slip TopCo, Inc.	(119)
Other, net	36
Total	$(60)

During the year ended December 31, 2024, we also recognized net realized gains on foreign currency and other transactions of $5 million.

During the year ended December 31, 2024, we repaid in full the 2024 Convertible Notes (as defined below) upon their maturity with a combination of cash and shares of our common stock, resulting in a realized loss on extinguishment of debt of approximately $14 million.

The net realized losses on investments during the year ended December 31, 2023 consisted of the following:

(in millions) Portfolio Company	Net Realized Gains (Losses)
Cipriani USA, Inc. and Cipriani Group Holding S.A.R.L.	$18
DFC Global Facility Borrower III LLC	(12)
Benefytt Technologies, Inc.	(17)
JDC Healthcare Management, LLC	(19)
Visual Edge Technology, Inc.	(48)
National College of Business and Technology Inc. & Leeds IV Advisors, Inc.	(48)
ADG, LLC	(82)
Other, net	53
Total	$(155)

During the year ended December 31, 2023, we also recognized net realized losses on foreign currency and other transactions of $24 million.

Net Unrealized Gains/Losses

We value our portfolio investments at least quarterly and the changes in value are recorded as unrealized gains or losses in our consolidated statement of operations. Net unrealized gains and losses on investments for the years ended December 31, 2024 and 2023, were comprised of the following:

	For the Years Ended December 31,
(in millions)	2024	2023
Unrealized appreciation	$793	$798
Unrealized depreciation	(657)	(506)
Net unrealized depreciation reversed related to net realized gains or losses(1)	2	137
Total net unrealized gains on investments	$138	$429
_______________________________________________________________________________

(1)The net unrealized depreciation reversed related to net realized gains or losses represents the unrealized appreciation or depreciation recorded on the related asset at the end of the prior periods.

The changes in net unrealized appreciation and depreciation on investments during the year ended December 31, 2024 consisted of the following:

(in millions) Portfolio Company	Net Unrealized Appreciation (Depreciation)
Potomac Intermediate Holdings II LLC	$221
Global Medical Response, Inc. and GMR Buyer Corp.	39
Apex Clean Energy TopCo, LLC	31
SageSure Holdings, LLC	31
Cloud Software Group, Inc.	26
Centric Brands LLC	18
Corient Holdings, Inc.	17
High Street Buyer, Inc. and High Street Holdco LLC	17
Bragg Live Food Products, LLC	16
PS Operating Company LLC	(15)
Dcert Buyer, Inc., DCert Preferred Holdings, Inc. and Destiny Digital Holdings, L.P.	(15)
Storm Investment S.a.r.l.	(17)
Aimbridge Acquisition Co., Inc.	(17)
ADG, LLC	(20)
Cornerstone OnDemand, Inc.	(24)
North American Science Associates, LLC, Cardinal Purchaser LLC and Cardinal Topco Holdings, L.P.	(25)
VPROP Operating, LLC and V SandCo, LLC	(29)
Production Resource Group, L.L.C.	(40)
Senior Direct Lending Program, LLC	(43)
Vobev, LLC and Vobev Holdings, LLC	(49)
Other, net	14
Total	$136

During the year ended December 31, 2024, we also recognized net unrealized gains on foreign currency and other transactions of $50 million.

The changes in net unrealized appreciation and depreciation on investments during the year ended December 31, 2023 consisted of the following:

(in millions) Portfolio Company	Net Unrealized Appreciation (Depreciation)
Ivy Hill Asset Management, L.P.	$70
Heelstone Renewable Energy, LLC	65
Cloud Software Group, Inc.	42
Imaging Business Machines, L.L.C. and Scanner Holdings Corporation	35
Storm Investment S.a.r.l.	33
Accommodations Plus Technologies LLC and Accommodations Plus Technologies Holdings LLC	23
Benecon Midco II LLC	22
High Street Buyer, Inc. and High Street Holdco LLC	15
Cornerstone OnDemand, Inc.	15
Mitchell International, Inc.	15
SHO Holding I Corporation, Shoes For Crews (Europe) Limited and Never Slip TopCo, Inc.	(50)
Potomac Intermediate Holdings II LLC	(68)
Other, net	75
Total	$292

During the year ended December 31, 2023, we also recognized net unrealized gains on foreign currency and other transactions of $6 million.

For the years ended December 31, 2023 and 2022

The comparison of the fiscal years ended December 31, 2023 and 2022 can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 located within Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated herein by reference.

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

In accordance with the Investment Company Act, we are allowed to borrow amounts such that our asset coverage, calculated pursuant to the Investment Company Act, is at least 150% after such borrowings (i.e., we are able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us). As of December 31, 2024, we had $635 million in cash and cash equivalents and $13.8 billion in total aggregate principal amount of debt outstanding ($13.7 billion at carrying value) and our asset coverage was 196%. Subject to borrowing base and other restrictions, we had approximately $5.1 billion available for additional borrowings under the Facilities as of December 31, 2024.

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

Equity Capital Activities

As of December 31, 2024 and 2023, our total equity market capitalization was $14.7 billion and $11.7 billion, respectively.

We may from time to time issue and sell shares of our common stock through public or “at the market” offerings. During the year ended December 31, 2024, we issued and sold the following shares of common stock:

(in millions, except per share amount) Issuances of Common Stock	Number of Shares Issued	Gross Proceeds	Underwriting Fees/Offering Expenses	Net Proceeds	Average Offering Price Per Share(1)
“At the market” offerings	65.2	$1,376.4	$13.7	$1,362.7	$21.12
Total	65.2	$1,376.4	$13.7	$1,362.7
________________________________________

(1)    Represents the gross offering price per share before deducting underwriting discounts and commissions and offering expenses.

“At the Market” Offerings

We are a party to equity distribution agreements with several banks (the “Equity Distribution Agreements”). The Equity Distribution Agreements provide that we may from time to time issue and sell, by means of “at the market” offerings, up to $1.0 billion of our common stock. Subject to the terms and conditions of the Equity Distribution Agreements, sales of common stock, if any, may be made in transactions that are deemed to be “at the market” offerings as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. Under the currently effective Equity Distribution Agreements, common stock with an aggregate offering amount of $162 million remained available for issuance as of December 31, 2024.

Conversion of the 2024 Convertible Notes

In March 2024, in connection with the repayment of the 2024 Convertible Notes, we issued approximately 20 million shares of our common stock at a conversion price of $20.12 per share for a total value of $407 million. See Note 5 to our consolidated financial statements for the year ended December 31, 2024 for more information relating to the repayment of the 2024 Convertible Notes.

Dividend Reinvestment Plan

See Note 12 to our consolidated financial statements for the year ended December 31, 2024 for information regarding shares of common stock issued or purchased in accordance with our dividend reinvestment plan.

Stock Repurchase Program

We are authorized under our stock repurchase program to purchase up to $1.0 billion in the aggregate of our outstanding common stock in the open market at certain thresholds below our net asset value per share, in accordance with the guidelines specified in Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The timing, manner, price and amount of any share repurchases will be determined by us, in our sole discretion, based upon an evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors. The stock repurchase program does not require us to repurchase any specific number of shares of common stock or any shares of common stock at all. Consequently, we cannot assure stockholders that any specific number of shares of common stock, if any, will be repurchased under the stock repurchase program. As of December 31, 2024, the expiration date of the stock repurchase program was February 15, 2025. The program may be suspended, extended, modified or discontinued at any time. As of December 31, 2024, there was $1.0 billion available for additional repurchases under the program.

During the years ended December 31, 2024 and 2023, we did not repurchase any shares of our common stock in the open market under the stock repurchase program.

See “Recent Developments,” as well as Note 16 to our consolidated financial statements for the year ended December 31, 2024 for a subsequent event relating to our stock repurchase program.

Debt Capital Activities

Our debt obligations consisted of the following as of December 31, 2024 and 2023:

	As of December 31,
	2024					2023
(in millions)	Total Aggregate Principal Amount Available/ Outstanding(1)		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Available/ Outstanding(1)		Principal Amount Outstanding	Carrying Value
Revolving Credit Facility	$4,513	(2)	$1,113	$1,113		$4,758	(2)	$1,413	$1,413
Revolving Funding Facility	2,150		1,065	1,065		1,775		863	863
SMBC Funding Facility	800	(3)	502	502		800	(3)	401	401
BNP Funding Facility	1,265		889	889		865		575	575
April 2036 CLO Notes(4)	476		476	473	(5)	—		—	—
October 2036 CLO Secured Loans(4)	544		544	541	(5)	—		—	—
2024 Convertible Notes	—		—	—	(5)	403		403	402	(5)
June 2024 Notes	—		—	—	(5)	900		900	899	(5)
March 2025 Notes	600		600	600	(5)	600		600	599	(5)
July 2025 Notes	1,250		1,250	1,252	(5)	1,250		1,250	1,255	(5)
January 2026 Notes	1,150		1,150	1,148	(5)	1,150		1,150	1,146	(5)
July 2026 Notes	1,000		1,000	996	(5)	1,000		1,000	993	(5)
January 2027 Notes	900		900	891	(5)(6)	900		900	905	(5)(6)
June 2027 Notes	500		500	497	(5)	500		500	495	(5)
June 2028 Notes	1,250		1,250	1,248	(5)	1,250		1,250	1,247	(5)
March 2029 Notes	1,000		1,000	985	(5)(6)	—		—	—
July 2029 Notes	850		850	835	(5)(6)	—		—	—
November 2031 Notes	700		700	692	(5)	700		700	691	(5)
Total	$18,948		$13,789	$13,727		$16,851		$11,905	$11,884
________________________________________

(1)Represents the total aggregate amount committed or outstanding, as applicable, under such instrument. Borrowings under the committed Revolving Credit Facility, Revolving Funding Facility, SMBC Funding Facility and BNP Funding Facility (each as defined below) are subject to borrowing base and other restrictions.

(2)Provides for a feature that allows us, under certain circumstances, to increase the size of the Revolving Credit Facility to a maximum of $6.7 billion and $7.1 billion, as of December 31, 2024 and 2023, respectively.

(3)Provides for a feature that allows ACJB (as defined below), under certain circumstances, to increase the size of the SMBC Funding Facility (as defined below) to a maximum of $1.0 billion.

(4)Excludes the April 2036 CLO Subordinated Notes and the October 2036 CLO Subordinated Notes (each as defined below), which were retained by us and, as such, eliminated in consolidation.

(5)Represents the aggregate principal amount outstanding, less unamortized debt issuance costs and the net unaccreted/amortized discount or premium recorded upon issuance. In March 2024, we repaid in full the 2024 Convertible Notes (as defined below) upon their maturity. In June 2024, we repaid in full the June 2024 Notes (as defined below) upon their maturity.

(6)The carrying value of the January 2027 Notes, the March 2029 Notes and the July 2029 Notes (each as defined below) as of December 31, 2024 includes adjustments as a result of effective hedge accounting relationships. The carrying value of the January 2027 Notes as of December 31, 2023 includes an adjustment as a result of an effective hedge accounting relationship. See Note 6 to our consolidated financial statements for the year ended December 31, 2024 for more information.

 The weighted average stated interest rate and weighted average maturity, both on aggregate principal amount outstanding, of all our debt outstanding as of December 31, 2024 were 4.9% and 3.8 years, respectively, and as of December 31, 2023 were 4.8% and 3.0 years, respectively. The weighted average stated interest rate of all our debt outstanding as of December 31, 2024 and 2023 includes the impact of interest rate swaps. See Note 6 to our consolidated financial statements for the year ended December 31, 2024 for more information on the interest rate swaps.

The ratio of total principal amount of debt outstanding to stockholders’ equity as of December 31, 2024 was 1.03:1.00 compared to 1.07:1.00 as of December 31, 2023.

Revolving Credit Facility

We are party to a senior secured revolving credit facility (as amended and restated, the “Revolving Credit Facility”), that allows us to borrow up to $4.5 billion at any one time outstanding. The Revolving Credit Facility consists of a $3.4 billion revolving tranche and a $1.1 billion term loan tranche. As of December 31, 2024, the end of the revolving periods and the stated maturity dates of the various revolving and term loan tranches of the Revolving Credit Facility were as follows:

(in millions)	Total Aggregate Principal Amount Committed/ Outstanding	End of Revolving Period	Maturity Date
Revolving tranche	$3,024	April 12, 2028	April 12, 2029
	269	March 31, 2026	March 31, 2027
	107	March 31, 2025	March 31, 2026
3,400
Term loan tranche	974		April 12, 2029
	70		April 19, 2028
	41		March 31, 2027
	28		March 31, 2026
1,113
$4,513

The Revolving Credit Facility also provides for a feature that allows us, under certain circumstances, to increase the overall size of the Revolving Credit Facility to a maximum of $6.7 billion. The interest rate charged on the Revolving Credit Facility is based on SOFR (or an alternative rate of interest for certain loans, commitments and/or other extensions of credit denominated in Sterling, Canadian Dollars, Euros and certain other foreign currencies) plus a credit spread adjustment of 0.10% and an applicable spread of either 1.75% or 1.875% or an “alternate base rate” (as defined in the documents governing the Revolving Credit Facility) plus an applicable spread of either 0.75% or 0.875%, in each case, determined monthly based on the total amount of the borrowing base relative to the sum of (i) the greater of (a) the aggregate amount of revolving exposure and term loans outstanding under the Revolving Credit Facility and (b) 85% of the total commitments of the Revolving Credit Facility (or, if higher, the total revolving exposure) plus (ii) other debt, if any, secured by the same collateral as the Revolving Credit Facility. As of December 31, 2024, the applicable spread in effect was 1.75%. Additionally, we are required to pay a commitment fee of 0.375% per annum on any unused portion of the Revolving Credit Facility. We are also required to pay a letter of credit fee of either 2.00% or 2.125% per annum on letters of credit issued, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility. As of December 31, 2024, there was $1.1 billion outstanding under the Revolving Credit Facility and we were in compliance in all material respects with the terms of the Revolving Credit Facility.

Revolving Funding Facility

We and our consolidated subsidiary, Ares Capital CP Funding LLC (“Ares Capital CP”), are party to a revolving funding facility (as amended, the “Revolving Funding Facility”), that allows Ares Capital CP to borrow up to $2.2 billion at any one time outstanding. The Revolving Funding Facility is secured by all of the assets held by, and the membership interest in, Ares Capital CP. The end of the reinvestment period and the stated maturity date for the Revolving Funding Facility are

October 8, 2027 and October 8, 2029, respectively. The interest rate charged on the Revolving Funding Facility is based on SOFR or a “base rate” (as defined in the documents governing the Revolving Funding Facility) plus an applicable spread of 2.00% per annum. Ares Capital CP is also required to pay a commitment fee of between 0.50% and 1.25% per annum depending on the size of the unused portion of the Revolving Funding Facility. As of December 31, 2024, there was $1,065 million outstanding under the Revolving Funding Facility and we and Ares Capital CP were in compliance in all material respects with the terms of the Revolving Funding Facility.

SMBC Funding Facility

We and our consolidated subsidiary, Ares Capital JB Funding LLC (“ACJB”), are party to a revolving funding facility (as amended, the “SMBC Funding Facility”), with ACJB, as the borrower, and Sumitomo Mitsui Banking Corporation, as the administrative agent and collateral agent, that allows ACJB to borrow up to $800 million at any one time outstanding. The SMBC Funding Facility also provides for a feature that allows ACJB, subject to receiving certain consents, to increase the overall size of the SMBC Funding Facility to $1.0 billion. The SMBC Funding Facility is secured by all of the assets held by ACJB. The end of the reinvestment period and the stated maturity date for the SMBC Funding Facility are December 6, 2027 and December 6, 2029, respectively. The reinvestment period and the stated maturity date are both subject to two one-year extensions by mutual agreement. The interest rate charged on the SMBC Funding Facility is based on an applicable spread of either (i) 2.00% over one month SOFR or (ii) 1.00% over a “base rate” (as defined in the documents governing the SMBC Funding Facility), in each case, determined monthly based on the amount of the average borrowings outstanding under the SMBC Funding Facility. ACJB is also required to pay a commitment fee of between 0.50% and 1.00% per annum depending on the size of the unused portion of the SMBC Funding Facility. As of December 31, 2024, there was $502 million outstanding under the SMBC Funding Facility and we and ACJB were in compliance in all material respects with the terms of the SMBC Funding Facility.

BNP Funding Facility

We and our consolidated subsidiary, ARCC FB Funding LLC (“AFB”), are party to a revolving funding facility (as amended, the “BNP Funding Facility”) with AFB, as the borrower, and BNP Paribas, as the administrative agent and lender, that allows AFB to borrow up to $1,265 million at any one time outstanding. The BNP Funding Facility is secured by all of the assets held by AFB. The end of the reinvestment period and the stated maturity date for the BNP Funding Facility are July 26, 2027 and July 26, 2029, respectively. The interest rate charged on the BNP Funding Facility is based on applicable SOFR, or a “base rate” (as defined in the documents governing the BNP Funding Facility) plus a margin of (i) 2.10% during the reinvestment period and (ii) 2.60% following the reinvestment period. As of December 31, 2024, the applicable spread in effect was 2.10%. AFB is required to pay a commitment fee of between 0.00% and 1.25% per annum depending on the size of the unused portion of the BNP Funding Facility. As of December 31, 2024, there was $889 million outstanding under the BNP Funding Facility and we and AFB were in compliance in all material respects with the terms of the BNP Funding Facility.

Debt Securitizations

ADL CLO 1 Debt Securitization

In May 2024, we, through our wholly owned consolidated subsidiary, Ares Direct Lending CLO 1 LLC (“ADL CLO 1”), completed a $702 million term debt securitization (the “ADL CLO 1 Debt Securitization”). The ADL CLO 1 Debt Securitization is also known as a collateralized loan obligation and is an on-balance sheet financing incurred by us, which is consolidated by us for financial reporting purposes and subject to our overall asset coverage requirement. The notes offered in the ADL CLO 1 Debt Securitization that mature on April 25, 2036 (collectively, the “April 2036 CLO Notes”) were issued by ADL CLO 1 pursuant to the indenture governing the April 2036 CLO Notes and include (i) $406 million of Class A Senior Notes (the “April 2036 Class A CLO Notes”); (ii) $70 million of Class B Senior Notes (the “April 2036 Class B CLO Notes” and, together with the April 2036 Class A CLO Notes, the “April 2036 CLO Secured Notes”); and (iii) approximately $226 million of Subordinated Notes (the “April 2036 CLO Subordinated Notes”). We retained all of the April 2036 CLO Subordinated Notes, as such, the April 2036 CLO Subordinated Notes are eliminated in consolidation. The following table presents information on the April 2036 CLO Notes as of December 31, 2024 (dollar amounts in millions):

Class	Type	Principal Outstanding	Maturity Date	Interest Rate
April 2036 Class A CLO Notes	Senior Secured Floating Rate	$406	April 25, 2036	SOFR+1.80%
April 2036 Class B CLO Notes	Senior Secured Floating Rate	70	April 25, 2036	SOFR+2.20%
Total April 2036 CLO Secured Notes		476
April 2036 CLO Subordinated Notes	Subordinated	226	April 25, 2036	None
Total April 2036 CLO Notes		$702

The April 2036 CLO Secured Notes are the secured obligations of ADL CLO 1 and are backed by a diversified portfolio of first lien senior secured loans contributed by us to ADL CLO 1 pursuant to the terms of a contribution agreement. The interest rate charged on the April 2036 CLO Secured Notes is based on SOFR plus a blended weighted average spread of 1.86%.

Our investment adviser serves as asset manager to ADL CLO 1 under an asset management agreement and is entitled to receive certain management fees for providing these services under the agreement. Our investment adviser has agreed to waive any management fees from ADL CLO 1.

ADL CLO 4 Debt Securitization

In November 2024, we, through our wholly owned consolidated subsidiary, Ares Direct Lending CLO 4 LLC (“ADL CLO 4”), completed a $544 million term debt securitization (the “ADL CLO 4 Debt Securitization”). The ADL CLO 4 Debt Securitization is also known as a collateralized loan obligation and is an on-balance sheet financing incurred by us, which is consolidated by us for financial reporting purposes and subject to our overall asset coverage requirement. The loans incurred by ADL CLO 4 in the ADL CLO 4 Debt Securitization that mature on October 24, 2036 (collectively, the “October 2036 CLO Secured Loans”) include (i) $464 million of Class A Senior Loans (the “October 2036 Class A CLO Loans”), and (ii) $80 million of Class B Senior Loans (the “October 2036 Class B CLO Loans”). In addition, in connection with the ADL CLO 4 Debt Securitization, ADL CLO 4 issued approximately $260 million of subordinated notes (the “October 2036 CLO Subordinated Notes”). We retained all of the October 2036 CLO Subordinated Notes, as such, the October 2036 CLO Subordinated Notes are eliminated in consolidation. The October 2036 CLO Secured Loans may be converted by the lender into notes issued by ADL CLO 4 and bearing the same economic terms, subject to certain conditions under the documents governing the October 2036 CLO Secured Loans and the indenture governing such notes. The following table presents information on the October 2036 CLO Secured Loans as of December 31, 2024 (dollar amounts in millions):

Class	Type	Principal Outstanding	Maturity Date	Interest Rate
October 2036 Class A CLO Loans	Senior Secured Floating Rate	$464	October 24, 2036	SOFR+1.54%
October 2036 Class B CLO Loans	Senior Secured Floating Rate	80	October 24, 2036	SOFR+1.83%
Total October 2036 CLO Secured Loans		$544

The October 2036 CLO Secured Loans are the secured obligations of ADL CLO 4 and are backed by a diversified portfolio of first lien senior secured loans contributed by us to ADL CLO 4 pursuant to the terms of a contribution agreement. The interest rate charged on the October 2036 CLO Secured Loans is based on SOFR plus a blended weighted average spread of 1.58%.

Our investment adviser serves as asset manager to ADL CLO 4 under an asset management agreement and is entitled to receive certain management fees for providing these services under the agreement. Our investment adviser has agreed to waive any management fees from ADL CLO 4.

2024 Convertible Unsecured Notes

In March 2024, we repaid in full the $403 million in aggregate principal amount of unsecured convertible notes which bore interest at a rate of 4.625% per year, payable semi-annually (the “2024 Convertible Notes”) upon their maturity, resulting in a realized loss on extinguishment of debt of $14 million. In accordance with the indenture governing the 2024 Convertible Notes, we settled the repayment of the 2024 Convertible Notes with a combination of cash and shares of our common stock. Approximately $393 million of aggregate principal amount was settled with approximately 20 million shares of our common stock and the remaining $10 million of aggregate principal amount was settled with available cash.

Unsecured Notes

We issued certain unsecured notes (we refer to each series of unsecured notes using the defined term set forth under the “Unsecured Notes” column of the table below and collectively referred all such series as the “Unsecured Notes”), that pay interest semi-annually and all principal amounts are due upon maturity. Each of the Unsecured Notes may be redeemed in whole or in part at any time at our option at a redemption price equal to par plus a “make whole” premium, if applicable, as determined pursuant to the indentures governing each of the Unsecured Notes, plus any accrued and unpaid interest. Certain key terms related to the features for the Unsecured Notes as of December 31, 2024 are listed below.

(dollar amounts in millions) Unsecured Notes	Aggregate Principal Amount Issued	Effective Stated Interest Rate	Original Issuance Date	Maturity Date
March 2025 Notes	$600	4.250%	January 11, 2018	March 1, 2025
July 2025 Notes	$1,250	3.250%	January 15, 2020	July 15, 2025
January 2026 Notes	$1,150	3.875%	July 15, 2020	January 15, 2026
July 2026 Notes	$1,000	2.150%	January 13, 2021	July 15, 2026
January 2027 Notes(1)	$900	6.978%	August 3, 2023	January 15, 2027
June 2027 Notes	$500	2.875%	January 13, 2022	June 15, 2027
June 2028 Notes	$1,250	2.875%	June 10, 2021	June 15, 2028
March 2029 Notes(1)	$1,000	6.575%	January 23, 2024	March 1, 2029
July 2029 Notes(1)	$850	6.040%	May 13, 2024	July 15, 2029
November 2031 Notes	$700	3.200%	November 4, 2021	November 15, 2031
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

In connection with certain of the unsecured notes issued by us, we have entered into interest rate swaps to more closely align the interest rates of such liabilities with our investment portfolio, which consists primarily of floating rate loans. We designated these interest rate swaps and the associated unsecured notes as qualifying fair value hedge accounting relationships. Under the interest rate swaps, we receive a fixed interest rate and pay a floating interest rate of one-month SOFR plus an applicable spread, as disclosed below. Certain information related to our interest rate swaps as of December 31, 2024 is presented below.

(dollar amounts in millions) Description	Hedged Item	Company Receives	Company Pays	Maturity Date	Notional Amount
Interest rate swap	January 2027 Notes	7.000%	SOFR +2.581%	January 15, 2027	$900
Interest rate swap	March 2029 Notes	5.875%	SOFR +2.023%	March 1, 2029	$1,000
Interest rate swap	July 2029 Notes	5.950%	SOFR +1.643%	July 15, 2029	$850

See Note 6 to our consolidated financial statements for the year ended December 31, 2024 for more information on our interest rate swaps.

See “Recent Developments,” as well as Note 16 to our consolidated financial statements for the year ended December 31, 2024 for a subsequent event relating to an additional issuance of unsecured notes.

As of December 31, 2024, we were in compliance in all material respects with the indentures governing the Unsecured Notes.

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

RECENT DEVELOPMENTS

In January 2025, we issued $1.0 billion in aggregate principal amount of unsecured notes that mature on March 8, 2032 and bear interest at a rate of 5.800% per annum (the “March 2032 Notes”). The March 2032 Notes pay interest semi-annually and all principal is due upon maturity. The March 2032 Notes may be redeemed in whole or in part at any time at our option at a redemption price equal to par plus a “make whole” premium, if applicable, as determined pursuant to the indenture governing the March 2032 Notes, and any accrued and unpaid interest. The March 2032 Notes were issued at a discount to the principal amount. In connection with the March 2032 Notes, we entered into a forward-starting interest rate swap for a total notional amount of $1.0 billion that matures on March 8, 2032 with an effective date of January 8, 2032. Under the forward-starting interest rate swap, we will receive a fixed interest rate of 5.800% and pay a floating interest rate of one-month SOFR plus 1.6995%.

In February 2025, our board of directors authorized an amendment to our existing stock repurchase program to extend the expiration date of the program from February 15, 2025 to February 15, 2026. Under the program, we may repurchase up to $1.0 billion in the aggregate of our outstanding common stock in the open market at a price per share that meets certain thresholds below our net asset value per share, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act. The timing, manner, price and amount of any share repurchases will be determined by us, in our discretion, based upon the evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors.

From January 1, 2025 through January 28, 2025, we made new investment commitments of approximately $1.2 billion, of which approximately $864 million were funded. Of the approximately $1.2 billion in new investment commitments, 90% were in first lien senior secured loans, 1% were in second lien senior secured loans, 6% were in preferred equity and 3% were in other equity. Of the approximately $1.2 billion in new investment commitments, 79% were floating rate, 18% were fixed rate and 3% were non-income producing. The weighted average yield of debt and other income producing securities funded during the period at amortized cost was 10.1% and the weighted average yield on total investments funded during the period at amortized cost was 9.8%. We may seek to sell all or a portion of these new investment commitments, although there can be no assurance that we will be able to do so.

From January 1, 2025 through January 28, 2025, we exited approximately $498 million of investment commitments. Of the approximately $498 million of exited investment commitments, 69% were first lien senior secured loans, 11% were second lien senior secured loans, 11% were subordinated certificates of the SDLP, 7% were senior subordinated loans, 1% were preferred equity and 1% were other equity. Of the approximately $498 million of exited investment commitments, 80% were floating rate, 18% were fixed rate and 2% were non-income producing. The weighted average yield of debt and other income producing securities exited or repaid during the period at amortized cost was 10.8% and the weighted average yield on total investments exited or repaid during the period at amortized cost was 10.6%. Of the approximately $498 million of investment commitments exited from January 1, 2025 through January 28, 2025, we recognized total net realized gains of approximately $1 million.

In addition, as of January 28, 2025, we had an investment backlog of approximately $1.8 billion. Investment backlog includes transactions approved by our investment adviser’s investment committee and/or for which a formal mandate, letter of intent or a signed commitment have been issued, and therefore we believe are likely to close. The consummation of any of the investments in this backlog depends upon, among other things, one or more of the following: our acceptance of the terms and structure of such investment and the execution and delivery of satisfactory transaction documentation. In addition, we may sell all or a portion of these investments and certain of these investments may result in the repayment of existing investments. We cannot assure you that we will make any of these investments or that we will sell all or any portion of these investments.

CRITICAL ACCOUNTING ESTIMATES

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting estimates, including those relating to the valuation of our investment portfolio, are described below. The critical accounting estimates should be read in conjunction with our risk factors as disclosed in “Item 1A. Risk Factors.” See Note 2 to our consolidated financial statements for the year ended December 31, 2024 for more information on our critical accounting policies.

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

In addition to using the above inputs in investment valuations, the Valuation Designee continues to employ its net asset valuation policy and procedures that have been reviewed by our board of directors in connection with their designation of our investment adviser as the valuation designee and are consistent with the provisions of Rule 2a-5 under the Investment Company Act and ASC 820-10. Consistent with its valuation policy and procedures, the Valuation Designee evaluates the source of inputs, including any markets in which our investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. Because there is not a readily available market value for most of the investments in our portfolio, the fair value of the investments must typically be determined using unobservable inputs.

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

See Note 8 to our consolidated financial statements for the year ended December 31, 2024 for more information on our valuation process.

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

Investment Valuation Risk

Because there is not a readily available market value for most of the investments in our portfolio, substantially all of our portfolio investments are valued at fair value as determined in good faith by our investment adviser, as the valuation designee, subject to the oversight of our board of directors based on, among other things, the input of the independent third-party valuation providers (“IVPs”) that have been engaged to support the valuation of each portfolio investment without a readily available market quotation at least once during a trailing 12-month period (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” as well as Notes 2 and 8 to our consolidated financial statements for the year ended December 31, 2024 for more information relating to our investment valuation.

Interest Rate Risk

Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. See “Risk Factors—Risks Relating to Our Business—We are exposed to risks associated with changes in interest rates, including the current interest rate environment.”

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

As of December 31, 2024, 69% of the investments at fair value in our portfolio bore interest and dividends at variable rates (including our investment in the SDLP Certificates which accounted for 5% of our total investments at fair value), 12% bore interest at fixed rates, 11% were non-income producing, 1% were on non-accrual status and 7% was our equity investment in IHAM which generally pays a quarterly dividend. Additionally, excluding our investment in the SDLP Certificates, 99% of the remaining variable rate investments at fair value contained interest rate floors. The Facilities, the April 2036 CLO Notes and the October 2036 CLO Secured Loans bear interest at variable rates with no interest rate floors. The Unsecured Notes bear interest at fixed rates, except that the January 2027 Notes, the March 2029 Notes and the July 2029 Notes have been swapped from a fixed rate to a floating rate through interest rate swaps. See Note 5 to our consolidated financial statements for the year ended December 31, 2024 for more information on our debt obligations. See Note 6 to our consolidated financial statements for the year ended December 31, 2024 for more information on the interest rate swaps.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

Based on our December 31, 2024 balance sheet, the following table shows the annualized impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in millions) Basis Point Change	Interest and Dividend Income	Interest Expense(1)	Net Income(2)
Up 300 basis points	$553	$220	$333
Up 200 basis points	$368	$147	$221
Up 100 basis points	$184	$73	$111
Down 100 basis points	$(185)	$(73)	$(112)
Down 200 basis points	$(369)	$(147)	$(222)
Down 300 basis points	$(548)	$(220)	$(328)
________________________________________

(1)Includes the impact to interest expense related to the interest rate swaps.

(2)Excludes the impact of the income based fee. See Note 3 to our consolidated financial statements for the year ended December 31, 2024 for more information on the income based fee.

Item 8.    Financial Statements and Supplementary Data

See the Index to Consolidated Financial Statements.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures.    We maintain disclosure controls and procedures (as that term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of December 31, 2024, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

(b)    Management’s Annual Report on Internal Control over Financial Reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our consolidated financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our consolidated financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a material misstatement of our consolidated financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2024. The Company's independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of the Company's internal control over financial reporting.

(c)    Attestation Report of the Registered Public Accounting Firm.    Our independent registered public accounting firm, KPMG LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting which is set forth under the heading “Report of Independent Registered Public Accounting Firm” on page F-2.

(d)    Changes in Internal Control over Financial Reporting.    There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2025 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2024, and is incorporated herein by reference.

Item 11.    Executive Compensation

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2025 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2024, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2025 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2024, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2025 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2024, and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2025 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2024, and is incorporated herein by reference.

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

3.    Exhibits.

Exhibit Number	Document
3.1	Articles of Amendment and Restatement, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q (File No. 814-00663) for the quarter ended March 31, 2023, filed on April 25, 2023).
3.2	Third Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K (File No. 814-00663) for the year ended December 31, 2018, filed on February 12, 2019).
4.1	Form of Stock Certificate (incorporated by reference to Exhibit (d) to the Company’s pre effective Amendment No. 2 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333 114656), filed on September 28, 2004).
4.2	Form of Subscription Certificate (incorporated by reference to Exhibit (d)(4) to the Company’s pre effective Amendment No. 2 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-149139), filed on April 9, 2008).
4.3	Indenture, dated as of October 21, 2010, between Ares Capital Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K (File No. 814 00663), filed on October 22, 2010).
4.4	Eighth Supplemental Indenture, dated as of January 11, 2018, relating to the 4.250% Notes due 2025, between Ares Capital Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K (File No. 814-00663), filed on January 11, 2018).
4.5	Form of 4.250% Notes due 2025 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K (File No. 814-00663), filed on January 11, 2018).
4.6	Eleventh Supplemental Indenture, dated as of January 15, 2020, relating to the 3.250% Notes due 2025, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K (File No. 814 00663), filed on January 15, 2020).
4.7	Form of 3.250% Notes due 2025 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K (File No. 814 00663), filed on January 15, 2020).
4.8	Twelfth Supplemental Indenture, dated as of July 15, 2020, relating to the 3.875% Notes due 2026, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K (File No. 814-00663), filed July 15, 2020).
4.9	Form of 3.875% Notes due 2026 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K (File No. 814-00663), filed July 15, 2020).
4.10	Thirteenth Supplemental Indenture, dated as of January 13, 2021, relating to the 2.150% Notes due 2026, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K (File No. 814-00663), filed on January 13, 2021).
4.11	Form of 2.150% Notes due 2026 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K (File No. 814-00663), filed on January 13, 2021).
4.12	Fourteenth Supplemental Indenture, dated as of June 10, 2021, relating to the 2.875% Notes due 2028, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K (File No. 814-00663), filed on June 10, 2021).
4.13	Form of 2.875% Notes due 2028 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K (File No. 814-00663), filed on June 10, 2021).
4.14	Fifteenth Supplemental Indenture, dated as of November 4, 2021, relating to the 3.200% Notes due 2031, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K (File No. 814-00663), filed on November 4, 2021).
4.15	Form of 3.200% Notes due 2031(incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K (File No. 814-00663), filed on November 4, 2021).

Exhibit Number	Document
4.16	Sixteenth Supplemental Indenture, dated as of January 13, 2022, relating to the 2.875% Notes due 2027, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K (File No. 814-00663), filed on January 13, 2022).
4.17	Form of 2.875% due 2027 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K (File No. 814-00663), filed on January 13, 2022).
4.18	Seventeenth Supplemental Indenture, dated as of August 3, 2023, relating to the 7.000% Notes due 2027, between Ares Capital Corporation and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K (File No. 814-00663), filed on August 3, 2023).
4.19	Form of 7.000% Notes due 2027 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K (File No. 814-00663), filed on August 3, 2023).
4.20	Eighteenth Supplemental Indenture, dated as of January 23, 2024, relating to the 5.875% Notes due 2029, between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K (File No. 814-00663), filed on January 23, 2024).
4.21	Form of 5.875% Notes due 2029 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K (File No. 814-00663), filed on January 23, 2024).
4.22	Indenture, dated as of May 13, 2024, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's 10-Q (File No. 814-000663), for the quarter ended June 30, 2024, filed on July 30, 2024).
4.23	First Supplemental Indenture, dated as of May 13, 2024, relating to the 5.950% Notes due 2029, between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K (File No. 814-00663), filed on May 13, 2024).
4.24	Form of 5.950% Notes due 2029 (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K (File No. 814-00663), filed on May 13, 2024).
4.25	Second Supplemental Indenture, dated as of January 8, 2025, relating to the 5.800% Notes due 2032, between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K (File No. 814-00663), filed on January 8, 2025).
4.26	Form of 5.800% Notes due 2032 (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K (File No. 814-00663), filed on January 8, 2025).
4.27	Indenture, dated as of May 24, 2024, by and between Ares Direct Lending CLO 1 LLC, as issuer, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K (File No. 814-00663), filed on May 31, 2024).
4.28	Form of Class A Senior Floating Rate Notes due 2036 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K (File No. 814-00663), filed on May 31, 2024).
4.29	Form of Class B Senior Floating Rate Notes due 2036 (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K (File No. 814-00663), filed on May 31, 2024).
4.30	Form of Subordinated Notes due 2036 (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K (File No. 814-00663), filed on May 31, 2024).
4.31	Indenture and Security Agreement, dated as of November 19, 2024, by and between Ares Direct Lending CLO 4 LLC, as issuer, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K (File No. 814-00663), filed on November 25, 2024).
4.32	Form of Class A Senior Floating Rate Notes due 2036 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K (File No. 814-00663), filed on November 25, 2024).
4.33	Form of Class B Senior Floating Rate Notes due 2036 (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K (File No. 814-00663), filed on November 25, 2024).
4.34	Form of Subordinated Notes due 2036 (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K (File No. 814-00663), filed on November 25, 2024).
4.35	Description of Securities*
10.1	Dividend Reinvestment Plan of Ares Capital Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-K (File No. 814-00663) for the year ended December 31, 2018, filed on February 12, 2019).
10.2	Second Amended and Restated Investment Advisory and Management Agreement between Ares Capital Corporation and Ares Capital Management LLC, dated as of June 6, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on June 7, 2019).
10.3	Amended and Restated Administration Agreement, dated as of June 1, 2007, between Ares Capital Corporation and Ares Operations LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q (File No. 814-00663) for the quarter ended June 30, 2007, filed on August 9, 2007).

Exhibit Number	Document
10.4	Amended and Restated Custodian Agreement, dated as of May 15, 2009, between Ares Capital Corporation and U.S. Bank National Association (incorporated by reference to Exhibit (j) to the Company’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-158211), filed on May 28, 2009).
10.5	Amendment No. 1, dated as of December 19, 2014, to the Amended and Restated Custodian Agreement dated as of May 15, 2009, by and among Ares Capital Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K (File No. 814-00663) for the year ended December 31, 2014, filed on February 26, 2015).
10.6	Trademark License Agreement between Ares Capital Corporation and Ares Management LLC (incorporated by reference to Exhibit 99(k)(3) to the Company’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-114656), filed on September 17, 2004).
10.7	Form of Indemnification Agreement between Ares Capital Corporation and directors and certain officers (incorporated by reference to Exhibit (k)(3) to the Company’s Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-188175), filed on April 26, 2013).
10.8	Form of Indemnification Agreement between Ares Capital Corporation and members of Ares Capital Management LLC investment committee (incorporated by reference to Exhibit (k)(4) to the Company’s Registration Statement under the Securities Act of 1933, as amended, on Form N-2 (File No. 333-188175), filed on April 26, 2013).
10.9	Amended and Restated Purchase and Sale Agreement, dated as of January 22, 2010, among Ares Capital Corporation, as seller, and Ares Capital CP Funding Holdings LLC, as purchaser (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 814-00663), filed on January 25, 2010).
10.10	Amendment No. 1 to Amended and Restated Purchase and Sale Agreement, dated as of June 7, 2012, among Ares Capital Corporation, as seller, and Ares Capital CP Funding Holdings LLC, as purchaser (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 814-0663), filed on June 8, 2012).
10.11	Second Tier Purchase and Sale Agreement, dated as of January 22, 2010, among Ares Capital CP Funding Holdings LLC, as seller, and Ares Capital CP Funding LLC, as purchaser (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K (File No. 814-00663), filed on January 25, 2010).
10.12	Amendment No. 1 to Second Tier Purchase and Sale Agreement, dated as of June 7, 2012, among Ares Capital CP Funding Holdings LLC, as seller, and Ares Capital CP Funding LLC, as purchaser (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 814-0663), filed on June 8, 2012).
10.13	Amended and Restated Sale and Servicing Agreement, dated as of January 22, 2010, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer, Wachovia Bank, National Association, as note purchaser, U.S. Bank National Association, as trustee and collateral custodian, and Wells Fargo Securities, LLC, as agent (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 814-00663), filed on January 25, 2010).
10.14	Amendment No. 1 to the Amended and Restated Sale and Servicing Agreement, dated as of May 6, 2010, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer, Wells Fargo Bank, National Association, as successor by merger to Wachovia Bank as note purchaser, U.S. Bank, National Association, as trustee and collateral custodian, and Wells Fargo Securities LLC, as agent (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q (File No. 814-00663) for the quarter ended March 30, 2010, filed on May 10, 2010).
10.15	Amendment No. 2 to the Amended and Restated Sale and Servicing Agreement, dated as of January 18, 2011, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer, Wells Fargo Bank, National Association, as successor by merger to Wachovia Bank as note purchaser, U.S. Bank National Association, as trustee and collateral custodian, and Wells Fargo Securities, LLC, as agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on January 19, 2011).
10.16	Amendment No. 3 to the Amended and Restated Sale and Servicing Agreement, dated as of October 13, 2011, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer and as transferor, Wells Fargo Bank, National Association (as successor by merger to Wachovia Bank, National Association), as note purchaser, U.S. Bank National Association, as trustee, collateral custodian and bank and Wells Fargo Securities, LLC, as agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on October 14, 2011).
10.17	Amendment No. 4 to the Amended and Restated Sale and Servicing Agreement, dated as of January 18, 2012, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Wells Fargo Bank, National Association (as successor by merger to Wachovia Bank, National Association), as note purchaser, Wells Fargo Securities, LLC, as agent, and U.S. Bank National Association, as collateral custodian, trustee and bank (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on January 19, 2012).

Exhibit Number	Document
10.18	Amendment No. 5 to the Amended and Restated Sale and Servicing Agreement, dated as of June 7, 2012, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Wells Fargo Bank, National Association (as successor by merger to Wachovia Bank, National Association), as note purchaser, Wells Fargo Securities, LLC, as agent, and U.S. Bank National Association, as collateral custodian, trustee and bank (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-0663), filed on June 8, 2012).
10.19	Amendment No. 6 to Loan and Servicing Agreement, dated as of January 25, 2013, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Wells Fargo Securities, LLC, as agent, Wells Fargo Bank, National Association, as swingline lender, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on January 28, 2013).
10.20	Omnibus Amendment, dated as of May 14, 2014, among Ares Capital CP Funding LLC, Ares Capital CP Funding Holdings LLC, Ares Capital Corporation, Wells Fargo Bank, National Association, as swingline lender and as a lender, Wells Fargo Securities, LLC, as agent, and U.S. Bank National Association, as trustee, bank and collateral custodian (amending the Loan and Servicing Agreement, dated as of January 22, 2010, the Amended and Restated Purchase and Sale Agreement, dated as of January 22, 2010, and the Second Tier Purchase and Sale Agreement, dated as of January 22, 2010) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on May 15, 2014).
10.21	Amendment No. 8 to the Loan and Servicing Agreement, dated as of January 3, 2017, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Wells Fargo Securities, LLC, as agent, and Wells Fargo Bank, National Association, as swingline lender, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on January 4, 2017).
10.22	Amendment No. 9 to Loan and Servicing Agreement, dated as of October 2, 2017, among Ares Capital CP Funding LLC, as borrower, the Company, as servicer, Wells Fargo Bank, National Association, as swingline lender, as a lender and as a successor agent, Wells Fargo Securities, LLC, as the resigning agent, Bank of America, N.A. as a lender, U.S. Bank National Association as collateral custodian, trustee and bank, and the other lenders party thereto (incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K (File No. 814-00663) for the year ended December 31, 2021, filed on February 9, 2022).
10.23	Amendment No. 10 to Loan and Servicing Agreement, dated as of October 2, 2018, among Ares Capital CP Funding LLC, Ares Capital Corporation, Wells Fargo Bank National Association, as the agent and Wells Fargo Bank, National Association, as a lender and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 814-00663), filed on October 3, 2018).
10.24	Amendment No. 11 to Loan and Servicing Agreement, dated as of December 14, 2018, among Ares Capital CP Funding LLC, Ares Capital Corporation, Wells Fargo Bank National Association, as the agent and Wells Fargo Bank, National Association, as a lender and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on December 17, 2018).
10.25	Amendment No. 12 to Loan and Servicing Agreement, dated as of June 18, 2019, among Ares Capital CP Funding LLC, as the borrower, Ares Capital Corporation, as the servicer, Wells Fargo Bank, National Association, as the agent, Wells Fargo Bank, National Association, as a lender, Bank of America, N.A, as a lender and U.S. Bank National Association, as trustee, bank and collateral custodian (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on June 19, 2019).
10.26	Amendment No. 13 to Loan and Servicing Agreement, dated as of January 31, 2020, among Ares Capital CP Funding LLC, as the borrower, Ares Capital Corporation, as the servicer, Wells Fargo Bank, National Association, as the agent, Wells Fargo Bank, National Association, as a lender, Bank of America, N.A, as a lender, TIAA, FSB, as a lender, Sampension Livsforsikring A/S, as a lender, Arkitekternes Pensionskasse, as a lender, Pensionskassen for Jordbrugsakademikere og Dyrlæger, as a lender and U.S. Bank National Association, as trustee, bank and collateral custodian (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on February 3, 2020).
10.27	Amendment No. 14 to Loan and Servicing Agreement, dated as of November 13, 2020, among Ares Capital CP Funding LLC, as borrower, the Company, as servicer, Wells Fargo Bank, National Association, as agent, Wells Fargo Bank, National Association, as a lender, and Bank of America, N.A., as a lender, and U.S. Bank National Association, as trustee, bank and collateral custodian (incorporated by reference to Exhibit 10.27 to the Company’s Form 10-K (File No. 814-00663) for the year ended December 31, 2021, filed on February 9, 2022).

Exhibit Number	Document
10.28	Amendment No. 15 to Loan and Servicing Agreement, dated as of December 29, 2021, among Ares Capital CP Funding LLC, as borrower, the Company as servicer, Wells Fargo Bank, National Association, as agent, the lenders named therein, and U.S. Bank National Association, as trustee, bank and collateral custodian (incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K (File No. 814‑00663), filed on January 3, 2022).
10.29	Amendment No. 16 to Loan and Servicing Agreement, dated as of June 30, 2022, among Ares Capital CP Funding LLC, as the borrower, Ares Capital Corporation, as the servicer, Wells Fargo Bank, National Association, as the agent, Wells Fargo Bank, National Association, as a lender, Bank of America, N.A, as a lender, Sampension Livsforsikring A/S, as a lender, Arkitekternes Pensionskasse, as a lender, Pensionskassen for Jordbrugsakademikere og Dyrlæger, as a lender, Canadian Imperial Bank of Commerce, as a lender, U.S. Bank Trust Company, National Association, as trustee and U.S. Bank National Association, as bank and collateral custodian (incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K (File No. 814‑00663), filed on July 1, 2022).
10.30	Amendment No. 17 to Loan and Servicing Agreement, dated as of October 8, 2024, among Ares Capital CP Funding LLC, as the borrower, Ares Capital Corporation, as the servicer, Wells Fargo Bank, National Association, as the agent, Wells Fargo Bank, National Association, as a lender, Bank of America, N.A, as a lender, Sampension Livsforsikring A/S, as a lender, Arkitekternes Pensionskasse, as a lender, Pensionskassen for Jordbrugsakademikere og Dyrlæger, as a lender, Pensionskassen for Teknikum og Diplomingeniører, as a lender, Canadian Imperial Bank of Commerce, as a lender, U.S. Bank Trust Company, National Association, as trustee and U.S. Bank National Association, as bank and collateral custodian (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on October 11, 2024).
10.31	Fifteenth Amended and Restated Senior Secured Credit Agreement, dated as of April 12, 2024, among Ares Capital Corporation, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on April 17, 2024).
10.32	Loan and Servicing Agreement, dated as of January 20, 2012, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, collateral agent and lender, and U.S. Bank National Association, as collateral custodian and bank (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on January 24, 2012).
10.33	Purchase and Sale Agreement, dated as of January 20, 2012, between Ares Capital JB Funding LLC, as purchaser, and Ares Capital Corporation, as seller (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 814-00663), filed on January 24, 2012).
10.34	Revolving Credit and Security Agreement, dated as of June 11, 2020, among ARCC FB Funding LLC, as the borrower, BNP Paribas, as the administrative agent, Ares Capital Corporation as equity holder and servicer, and U.S. Bank National Association as collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on June 16, 2020).
10.35	Purchase and Sale Agreement, dated as of June 11, 2020, between ARCC FB Funding LLC, as the purchaser and Ares Capital Corporation, as the seller (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 814-00663), filed on June 16, 2020).
10.36	First Amendment to the Revolving Credit and Security Agreement, dated as of December 21, 2020, among ARCC FB Funding LLC, as the borrower, BNP Paribas, as the administrative agent, Ares Capital Corporation as equity holder and servicer, and U.S. Bank National Association as collateral agent (incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K (File No. 814-00663), for the year ended December 30, 2020, filed on February 10, 2021).
10.37	Second Amendment to the Revolving Credit and Security Agreement, dated as of June 29, 2021, among ARCC FB Funding LLC, as borrower, the lenders from time to time parties thereto, BNP Paribas, as administrative agent and lender, Ares Capital Corporation, as equityholder and servicer, and U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on July 1, 2021).
10.38	Third Amendment to the Revolving Credit and Security Agreement, dated as of August 17, 2022, among ARCC FB Funding LLC, as borrower, the lenders from time to time parties thereto, BNP Paribas, as administrative agent and lender, Ares Capital Corporation, as equityholder and servicer, and U.S. Bank Trust Company, National Association, as collateral agent (incorporated by reference to Exhibit 10.37 to the Company’s Form 10-K (File No. 814-00663) for the year ended December 31, 2022, filed on February 7, 2023).

Exhibit Number	Document
10.39	Fourth Amendment to the Revolving Credit and Security Agreement, dated as of January 9, 2023, among ARCC FB Funding LLC, as borrower, the lenders from time to time parties thereto, BNP Paribas, as administrative agent and lender, Ares Capital Corporation, as equityholder and servicer, and U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 10.38 to the Company’s Form 10-K (File No. 814-00663) for the year ended December 31, 2022, filed on February 7, 2023).
10.40	Fifth Amendment to the Revolving Credit and Security Agreement, dated as of April 20, 2023, among ARCC FB Funding LLC, as borrower, the lenders from time to time parties thereto, BNP Paribas, as administrative agent and lender, Ares Capital Corporation, as equityholder and servicer, and U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q (File No. 814-00663) for the quarter ended March 31, 2023, filed on April 25, 2023).
10.41	Sixth Amendment to the Revolving Credit and Security Agreement, dated as of December 14, 2023, among ARCC FB Funding LLC, as borrower, the lenders from time to time parties thereto, BNP Paribas, as administrative agent and lender, the Company, as equityholder and servicer, and U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on December 19, 2023).
10.42	Seventh Amendment to the Revolving Credit and Security Agreement, dated as of April 12, 2024, among ARCC FB Funding LLC, as borrower, the lenders from time to time parties thereto, BNP Paribas, as administrative agent and lender, Ares Capital Corporation, as equityholder and servicer, and U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 814-00663), filed on April 17, 2024).
10.43	Eighth Amendment to the Revolving Credit and Security Agreement, dated as of July 25, 2024, among ARCC FB Funding LLC, as borrower, the lenders from time to time parties thereto, BNP Paribas, as administrative agent and lender, Ares Capital Corporation, as equityholder and servicer, and U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 10.6 to the Company’s 10-Q (File No. 814-000663), for the quarter ended June 30, 2024, filed on July 30, 2024).
10.44	Omnibus Amendment No. 1, dated as of September 14, 2012, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, and U.S. Bank National Association, as collateral custodian and bank (amending the Loan and Servicing Agreement, dated as of January 20, 2012, and the Purchase and Sale Agreement, dated as of January 20, 2012) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on September 17, 2012).
10.45	Omnibus Amendment No. 2, dated as of December 20, 2013, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, and U.S. Bank National Association, as collateral custodian and bank (amending the Loan and Servicing Agreement, dated as of January 20, 2012, and the Purchase and Sale Agreement, dated as of January 20, 2012) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on December 23, 2013).
10.46	Omnibus Amendment No. 3, dated as of June 30, 2015, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, and U.S. Bank National Association, as collateral custodian and bank (amending the Loan and Servicing Agreement, dated as of January 20, 2012, and the Purchase and Sale Agreement, dated as of January 20, 2012) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on July 1, 2015).
10.47	Omnibus Amendment No. 4, dated as of August 24, 2017, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, and U.S. Bank National Association, as collateral custodian and bank (amending the Loan and Servicing Agreement, dated as of January 20, 2012) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on August 28, 2017).
10.48	Omnibus Amendment No. 5, dated as of September 12, 2018, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, and U.S. Bank National Association, as collateral custodian and bank (amending the Loan and Servicing Agreement, dated as of January 20, 2012) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on September 13, 2018).
10.49	Omnibus Amendment No. 6, dated as of September 10, 2019, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, and U.S. Bank National Association, as collateral custodian and bank (amending the Loan and Servicing Agreement, dated as of January 20, 2012 and the Purchase and Sale Agreement, dated as of January 20, 2012) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on September 10, 2019).

Exhibit Number	Document
10.50	Omnibus Amendment No. 7, dated as of December 31, 2019, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, and U.S. Bank National Association, as collateral custodian and bank (amending the Loan and Servicing Agreement, dated as of January 20, 2012 and the Purchase and Sale Agreement, dated as of January 20, 2012) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on January 2, 2020).
10.51	Amendment No. 8, dated as of May 28, 2021, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, and U.S. Bank National Association, as collateral custodian and bank (amending the Loan and Servicing Agreement, dated as of January 20, 2012) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on May 28, 2021).
10.52	Amendment No. 9, dated as of April 28, 2023, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, and U.S. Bank National Association, as collateral custodian and bank (amending the Loan and Servicing Agreement, dated as of January 20, 2012) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on May 4, 2023).
10.53	Amendment No. 10, dated as of March 28, 2024, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, and U.S. Bank National Association, as collateral custodian and bank (amending the Loan and Servicing Agreement, dated as of January 20, 2012) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on April 3, 2024).
10.54	Amendment No. 11, dated as of December 6, 2024, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, Citizens Bank, N.A., as lender, and Sumitomo Mitsui Trust Bank, Limited, New York Branch, as lender (amending the Loan and Servicing Agreement, dated as of January 20, 2012) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on December 11, 2024).
10.55	Uncommitted Continuing Agreement for Standby Letters of Credit and Demand Guarantees, dated as of May 11, 2023, between Ares Capital Corporation and Deutsche Bank AG New York Branch, as the issuer (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on May 17, 2023).
10.56	Collateral Administration Agreement, dated as of May 24, 2024, by and between Ares Direct Lending CLO 1 LLC, as issuer, Ares Capital Management LLC, as asset manager, and U.S. Bank Trust Company, National Association as collateral administrator (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on May 31, 2024).
10.57	Asset Management Agreement, dated as of May 24, 2024, by and between Ares Direct Lending CLO 1 LLC, as issuer and Ares Capital Management LLC, as asset manager (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 814-00663), filed on May 31, 2024).
10.58	Master Purchase and Sale Agreement, dated as of May 24, 2024, by and between Ares Capital Corporation, as seller, and Ares Direct Lending CLO 1 LLC, as buyer (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 814-00663), filed on May 31, 2024).
10.59	Contribution Agreement, dated as of May 24, 2024, by and between Ares Capital Corporation, as transferor, and Ares Direct Lending CLO 1 LLC, as transferee (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K (File No. 814-00663), filed on May 31, 2024).
10.60	Equity Distribution Agreement, dated as of July 30, 2024, among Ares Capital Corporation, Ares Capital Management LLC, Ares Operations LLC and Truist Securities, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on July 30, 2024).
10.61	Equity Distribution Agreement, dated as of July 30, 2024, among Ares Capital Corporation, Ares Capital Management LLC, Ares Operations LLC and Jefferies LLC (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 814-00663), filed on July 30, 2024).
10.62	Equity Distribution Agreement, dated as of July 30, 2024, among Ares Capital Corporation, Ares Capital Management LLC, Ares Operations LLC and Mizuho Securities USA LLC (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 814-00663), filed on July 30, 2024).
10.63	Equity Distribution Agreement, dated as of July 30, 2024, among Ares Capital Corporation, Ares Capital Management LLC, Ares Operations LLC and RBC Capital Markets, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K (File No. 814-00663), filed on July 30, 2024).
10.64	Equity Distribution Agreement, dated as of July 30, 2024, among Ares Capital Corporation, Ares Capital Management LLC, Ares Operations LLC and Regions Securities LLC (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K (File No. 814-00663), filed on July 30, 2024).
10.65	Class A Credit Agreement, dated as of November 19, 2024, by and among Ares Direct Lending CLO 4 LLC, as borrower, the lenders party thereto, and U.S. Bank Trust Company, National Association, as loan agent and collateral trustee (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on November 25, 2024).

Exhibit Number	Document
10.66	Class B Credit Agreement, dated as of November 19, 2024, by and among Ares Direct Lending CLO 4 LLC, as borrower, the lenders party thereto, and U.S. Bank Trust Company, National Association, as loan agent and collateral trustee (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 814-00663), filed on November 25, 2024).
10.67	Collateral Administration Agreement, dated as of November 19, 2024, by and between Ares Direct Lending CLO 4 LLC, as issuer, Ares Capital Management LLC, as asset manager, and U.S. Bank Trust Company, National Association as collateral administrator (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 814-00663), filed on November 25, 2024).
10.68	Asset Management Agreement, dated as of November 19, 2024, by and between Ares Direct Lending CLO 4 LLC, as issuer and Ares Capital Management LLC, as asset manager (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K (File No. 814-00663), filed on November 25, 2024).
10.69	Master Purchase and Sale Agreement, dated as of November 19, 2024, by and between Ares Capital Corporation, as seller, and Ares Direct Lending CLO 4 LLC, as buyer (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K (File No. 814-00663), filed on November 25, 2024).
10.70	Contribution Agreement, dated as of November 19, 2024, by and between Ares Capital Corporation, as transferor, and Ares Direct Lending CLO 4 LLC, as transferee (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K (File No. 814-00663), filed on November 25, 2024).
11.1	Statement of Computation of Per Share Earnings (included in Note 10 to the Company’s Notes to Consolidated Financial Statements filed herewith).
21.1	Subsidiaries of Ares Capital Corporation*
23.1	Consent of Independent Registered Public Accounting Firm*
31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Form 10-K (File No. 814-00663) for the year ended December 31, 2023, filed on February 7, 2024).
97.2	Insider Trading Policy*
99.1	Report of Independent Registered Public Accounting Firm on Supplemental Information*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
________________________________________

*	Filed herewith
**	Furnished herewith

Item 16.    Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Ares Capital Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Ares Capital Corporation and subsidiaries (the Company), including the consolidated schedules of investments, as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 5, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of securities owned as of December 31, 2024 and 2023, by correspondence with the custodian, agent banks, or by other appropriate auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

We identified the evaluation of the fair value of investments as a critical audit matter. Due to the inherent estimation uncertainty, assessment of the Company’s judgments regarding the use of specific valuation assumptions involved a high degree of subjective auditor judgment. Changes in these assumptions could have a significant impact on the fair value of investments. In particular, the Company made judgments relating to the market yields used in yield analyses for debt and other interest-bearing investments, market multiples used in determining enterprise values, and discount rates used in discounted cash flow analyses. Additionally, specialized skills and knowledge were required to evaluate these assumptions.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company's process to measure the fair value of its investments. These included controls related to the development of the market yield, market multiples, and discount rate assumptions used in the Company’s valuations. We also evaluated the Company’s ability to estimate fair value by comparing a selection of prior period fair values to transaction prices of transactions occurring subsequent to the prior period valuation date. To assess management’s use of the market yield, market multiples, and discount rate assumptions to measure fair value of its investments, for a selection of investments, we assessed these assumptions by using third-party market and industry data. For a selection of the Company’s investments, we involved valuation professionals with specialized skills and knowledge, who assisted in:

•developing a range of market yields, market multiples, and discount rate assumptions using market information and comparing them to the assumptions used by the Company

•evaluating the Company’s estimate of fair value by developing an independent estimate of fair value based upon independently developed ranges for market yields, market multiples, and discount rate assumptions.

/s/ KPMG LLP

We have served as the Company’s auditor since 2004.
Los Angeles, California
February 5, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Ares Capital Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited Ares Capital Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company, including the consolidated schedules of investments, as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 5, 2025 expressed an unqualified opinion on those consolidated financial statements.

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
February 5, 2025

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions, except per share data)

	As of December 31,
	2024	2023

ASSETS
Investments at fair value
Non-controlled/non-affiliate company investments	$22,145	$18,283
Non-controlled affiliate company investments	707	424
Controlled affiliate company investments	3,868	4,167
Total investments at fair value (amortized cost of $26,374 and $22,668, respectively)	26,720	22,874
Cash and cash equivalents	635	535
Restricted cash	225	29
Interest receivable	292	245
Receivable for open trades	224	16
Other assets	158	101
Total assets	$28,254	$23,800
LIABILITIES
Debt	$13,727	$11,884
Base management fee payable	100	84
Income based fee payable	91	90
Capital gains incentive fee payable	105	88
Interest and facility fees payable	170	132
Payable to participants	163	29
Payable for open trades	236	7
Accounts payable and other liabilities	275	251
Secured borrowings	32	34
Total liabilities	14,899	12,599
Commitments and contingencies (Note 7)
STOCKHOLDERS’ EQUITY
Common stock, par value $0.001 per share, 1,000 common shares authorized; 672 and 582 common shares issued and outstanding, respectively	1	1
Capital in excess of par value	12,502	10,738
Accumulated undistributed earnings	852	462
Total stockholders’ equity	13,355	11,201
Total liabilities and stockholders’ equity	$28,254	$23,800
NET ASSETS PER SHARE	$19.89	$19.24

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share data)

	For the Years Ended December 31,
	2024	2023	2022
INVESTMENT INCOME:
From non-controlled/non-affiliate company investments:
Interest income (excluding payment-in-kind (“PIK”) interest income)	$1,749	$1,564	$1,141
PIK interest income	174	143	121
Capital structuring service fees	156	83	133
Dividend income	49	47	25
PIK dividend income	253	195	169
Other income	55	53	43
Total investment income from non-controlled/non-affiliate company investments	2,436	2,085	1,632
From non-controlled affiliate company investments:
Interest income (excluding PIK interest income)	20	12	8
PIK interest income	14	5	5
Capital structuring service fees	3	—	—
Dividend income	2	7	2
Other income	2	—	—
Total investment income from non-controlled affiliate company investments	41	24	15
From controlled affiliate company investments:
Interest income (excluding PIK interest income)	187	220	183
PIK interest income	18	18	12
Capital structuring service fees	13	9	20
Dividend income	286	250	224
PIK dividend income	4	2	4
Other income	5	6	6
Total investment income from controlled affiliate company investments	513	505	449
Total investment income	2,990	2,614	2,096
EXPENSES:
Interest and credit facility fees	715	582	455
Base management fee	374	323	305
Income based fee	364	328	252
Capital gains incentive fee	18	53	(101)
Administrative and other fees	12	13	11
Other general and administrative	31	29	27
Total expenses	1,514	1,328	949
NET INVESTMENT INCOME BEFORE INCOME TAXES	1,476	1,286	1,147
Income tax expense, including excise tax	73	20	55
NET INVESTMENT INCOME	1,403	1,266	1,092
REALIZED AND UNREALIZED GAINS (LOSSES) ON INVESTMENTS, FOREIGN CURRENCY AND OTHER TRANSACTIONS:
Net realized gains (losses):
Non-controlled/non-affiliate company investments	(78)	(146)	56
Non-controlled affiliate company investments	(6)	(10)	6
Controlled affiliate company investments	24	1	(38)
Foreign currency and other transactions	5	(24)	57
Net realized (losses) gains	(55)	(179)	81
Net unrealized gains (losses):
Non-controlled/non-affiliate company investments	56	379	(585)
Non-controlled affiliate company investments	23	34	71
Controlled affiliate company investments	59	16	1
Foreign currency and other transactions	50	6	(12)
Net unrealized gains (losses)	188	435	(525)
Net realized and unrealized gains (losses) on investments, foreign currency and other transactions	133	256	(444)
REALIZED LOSS ON EXTINGUISHMENT OF DEBT	(14)	—	(48)
NET INCREASE IN STOCKHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$1,522	$1,522	$600
NET INCOME PER COMMON SHARE (see Note 10)
Basic	$2.44	$2.75	$1.21
Diluted	$2.44	$2.68	$1.19
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING (see Note 10)
Basic	624	554	498
Diluted	624	575	518

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Software and Services
Actfy Buyer, Inc. (15)	Software provider of end to end fraud management workflow solutions	First lien senior secured loan	9.36%	SOFR (M)	5.00%	05/2024	05/2031		$57.0	$57.0	$57.0	(2)(11)
Activate Holdings (US) Corp. and CrossPoint Capital AS SPV, LP (15)	Provider of software services that support the management and security of computing devices, applications, data, and networks	First lien senior secured loan	9.58%	SOFR (Q)	5.25%	07/2023	07/2030		42.5	42.5	42.5	(2)(6)(11)
		First lien senior secured loan	9.58%	SOFR (Q)	5.25%	09/2024	07/2030		6.9	6.9	6.9	(2)(6)(11)
		Limited partnership interest				10/2023		9,249,000		10.2	13.3	(2)(6)
										59.6	62.7
AI Titan Parent, Inc. (15)	Provider of plant maintenance / scheduling software	First lien senior secured loan	9.11%	SOFR (M)	4.75%	08/2024	08/2031		61.5	61.5	60.9	(2)(11)
Anaplan, Inc. (15)	Provider of cloud-based connected planning platforms for business analytics	First lien senior secured loan	9.58%	SOFR (Q)	5.25%	06/2022	06/2029		1.8	1.8	1.8	(2)(11)
		First lien senior secured loan	9.58%	SOFR (Q)	5.25%	05/2024	06/2029		4.1	4.1	4.1	(2)(11)
										5.9	5.9
Anaqua Parent Holdings, Inc. & Astorg VII Co-Invest Anaqua (15)	Provider of intellectual property management lifecycle software	First lien senior secured loan	7.43%	Euribor (S)	4.75%	04/2019	08/2031		7.5	8.2	7.5	(2)
		First lien senior secured loan	9.27%	SOFR (S)	4.75%	06/2021	08/2031		3.7	3.7	3.7	(2)(11)
		First lien senior secured loan	9.41%	SOFR (Q)	4.75%	01/2024	08/2031		5.4	5.4	5.4	(2)(11)
		Limited partnership units				06/2019		4,400,000		4.2	12.9	(2)(6)
										21.5	29.5
APG Intermediate Holdings Corporation and APG Holdings, LLC (4)(15)	Aircraft performance software provider	First lien senior secured loan	9.75%	SOFR (M)	5.25%	01/2020	01/2025		13.1	13.1	13.1	(2)(11)
		Class A membership units				01/2020		9,750,000		9.8	5.6	(2)
										22.9	18.7
Appriss Health, LLC and Appriss Health Intermediate Holdings, Inc. (15)	Software platform for identification, prevention and management of substance use disorder	First lien senior secured loan	12.08%	SOFR (S)	7.00%	05/2021	05/2027		5.5	5.5	5.5	(2)(11)
		Series A preferred shares	11.00% PIK			05/2021		32,236		48.2	48.2	(2)
										53.7	53.7
Aptean, Inc. and Aptean Acquiror Inc. (15)	Provider of CRM, ERP and supply chain software applications	First lien senior secured loan	9.58%	SOFR (Q)	5.00%	01/2024	01/2031		18.4	18.2	18.4	(2)(11)
Artifact Bidco, Inc. (15)	Supply chain risk management SaaS platform for global enterprise clients	First lien senior secured loan	8.83%	SOFR (Q)	4.50%	05/2024	07/2031		18.9	18.9	18.9	(2)(11)
Auctane, Inc.	Provider of mailing and shipping solutions	First lien senior secured loan	10.94%	SOFR (S)	5.75%	10/2021	10/2028		143.8	143.8	136.6	(2)(11)
Avalara, Inc. (15)	Provider of cloud-based solutions for transaction tax compliance worldwide	First lien senior secured loan	10.58%	SOFR (Q)	6.25%	10/2022	10/2028		72.2	72.2	72.2	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Banyan Software Holdings, LLC and Banyan Software, LP (15)	Vertical software businesses holding company	First lien senior secured revolving loan	9.86%	SOFR (M)	5.50%	01/2023	10/2026		1.0	1.0	1.0	(2)(6)(11)
		First lien senior secured loan	11.46%	SOFR (M)	7.00%	10/2020	10/2026		1.0	1.0	1.0	(2)(6)(11)
		First lien senior secured loan	11.46%	SOFR (M)	7.00%	12/2021	10/2026		0.2	0.2	0.2	(2)(6)(11)
		First lien senior secured loan	11.71%	SOFR (M)	7.25%	01/2023	10/2026		10.4	10.4	10.4	(2)(6)(11)
		First lien senior secured loan	10.61%	SOFR (M)	6.25%	01/2024	10/2026		43.0	43.0	43.0	(2)(6)(11)
		Preferred units				01/2022		120,999		4.1	12.1	(2)(6)
										59.7	67.7
BCPE Pequod Buyer, Inc. (15)	Provider of wealth management technology solutions to financial institutions	First lien senior secured loan	7.81%	SOFR (Q)	3.50%	09/2024	11/2031		1.0	1.0	1.0	(2)(18)
BCTO Ignition Purchaser, Inc.	Enterprise software provider	First lien senior secured loan	13.63% PIK	SOFR (Q)	9.00%	04/2023	10/2030		4.0	4.0	4.0	(2)(6)(11)
Bobcat Purchaser, LLC and Bobcat Topco, L.P. (15)	Healthcare software provider	First lien senior secured loan	9.07%	SOFR (Q)	4.75%	06/2023	06/2030		15.7	15.7	15.7	(2)(11)
		Class A-1 units				06/2023		1,729,228		1.7	1.8
										17.4	17.5
Borrower R365 Holdings LLC (15)	Provider of restaurant enterprise resource planning systems	First lien senior secured loan	10.48%	SOFR (Q)	6.00%	06/2021	06/2027		15.9	15.8	15.9	(2)(11)
		First lien senior secured loan	10.48%	SOFR (Q)	6.00%	01/2022	06/2027		1.9	1.9	1.9	(2)(11)
										17.7	17.8
Bottomline Technologies, Inc. and Legal Spend Holdings, LLC (15)	Provider of payment automation solutions	First lien senior secured loan	9.61%	SOFR (M)	5.25%	05/2022	05/2029		8.0	8.0	8.0	(2)(11)
		First lien senior secured loan	10.11%	SOFR (M)	5.75%	10/2023	05/2029		4.2	4.2	4.2	(2)(11)
										12.2	12.2
Businessolver.com, Inc. (15)	Provider of SaaS-based benefits solutions for employers and employees	First lien senior secured loan	9.93%	SOFR (Q)	5.50%	12/2021	12/2027		0.6	0.6	0.6	(2)(11)
Cardinal Parent, Inc. and Packers Software Intermediate Holdings, Inc. (15)	Provider of software and technology-enabled content and analytical solutions to insurance brokers	First lien senior secured loan	8.98%	SOFR (Q)	4.50%	04/2024	11/2027		11.0	10.6	10.5	(2)(11)(18)
		Second lien senior secured loan	12.24%	SOFR (Q)	7.75%	11/2020	11/2028		64.3	64.3	61.7	(2)(11)
		Series A-2 preferred shares	11.00% PIK			12/2020		8,963		14.0	12.3	(2)
		Series A-3 preferred shares	11.00% PIK			11/2021		11,952		16.8	14.8	(2)
		Series A preferred shares	11.00% PIK			11/2020		24,898		39.3	34.5	(2)
										145.0	133.8
Centralsquare Technologies, LLC and Supermoose Newco, Inc. (15)	Provider of mission-critical software solutions for the public sector	First lien senior secured revolving loan				04/2024	04/2030		—	—	—	(2)(11)(13)
		First lien senior secured loan	10.63% (3.50% PIK)	SOFR (M)	6.25%	04/2024	04/2030		141.9	141.9	141.9	(2)(11)
		Series A preferred stock	15.00% PIK			04/2024		83,332		92.6	92.6	(2)
										234.5	234.5

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Cloud Software Group, Inc., Picard Parent, Inc., Cloud Software Group Holdings, Inc., Picard HoldCo, LLC and Elliott Alto Co-Investor Aggregator L.P. (15)	Provider of server, application and desktop virtualization, networking, software as a service, and cloud computing technologies	First lien senior secured notes	6.50%			09/2022	03/2029		86.5	84.8	84.9	(2)(18)
		First lien senior secured loan	8.08%	SOFR (M)	3.75%	10/2024	03/2031		3.5	3.5	3.5	(2)(11)(18)
		Second lien senior secured notes	9.00%			04/2023	09/2029		121.0	113.5	122.8	(2)(18)
		Limited partnership interests				09/2022		12,250,000		12.3	35.3	(2)
										214.1	246.5
Community Brands ParentCo, LLC	Software and payment services provider to non-profit institutions	Class A units				12/2016		500,000		5.0	3.0	(2)
Computer Services, Inc. (15)	Infrastructure software provider to community banks	First lien senior secured loan	9.75%	SOFR (Q)	5.25%	11/2022	11/2029		33.5	33.5	33.5	(2)(11)
		First lien senior secured loan	9.75%	SOFR (Q)	5.25%	02/2024	11/2029		5.4	5.4	5.4	(2)(11)
		First lien senior secured loan	9.25%	SOFR (Q)	4.75%	09/2024	11/2029		0.1	0.1	0.1	(2)(11)
										39.0	39.0
Conservice Midco, LLC	Provider of outsourced utility management software and billing solutions	Second lien senior secured loan	9.61%	SOFR (M)	5.25%	05/2022	05/2028		15.5	15.5	15.5	(2)
Consilio Midco Limited, Compusoft US LLC, and Consilio Investment Holdings, L.P. (15)	Provider of sales software for the interior design industry	First lien senior secured revolving loan	10.23%	SOFR (Q)	5.75%	05/2021	05/2028		5.9	5.9	5.9	(2)(6)(11)
		First lien senior secured revolving loan	8.97%	Euribor (Q)	6.25%	11/2021	05/2028		1.2	1.2	1.2	(2)(6)(11)
		First lien senior secured revolving loan	9.83%	SOFR (Q)	5.50%	04/2024	05/2028		2.4	2.4	2.4	(2)(6)(11)
		First lien senior secured loan	10.23%	SOFR (Q)	5.75%	05/2021	05/2028		73.3	73.3	73.3	(2)(6)(11)
		First lien senior secured loan	8.97%	Euribor (Q)	6.25%	11/2021	05/2028		0.4	0.4	0.4	(2)(6)(11)
		First lien senior secured loan	8.97%	Euribor (Q)	6.25%	11/2021	05/2028		28.0	30.1	28.0	(2)(6)
		First lien senior secured loan	10.23%	SOFR (Q)	5.75%	06/2022	05/2028		11.5	11.5	11.5	(2)(6)(11)
		First lien senior secured loan	9.83%	SOFR (Q)	5.50%	04/2024	05/2028		3.8	3.8	3.8	(2)(6)(11)
		Common units				05/2021		483,584		4.8	9.3	(2)(6)
		Series A common units				09/2022		23,340		0.2	0.4	(2)(6)
										133.6	136.2
CoreLogic, Inc. and T-VIII Celestial Co-Invest LP (15)	Provider of information, insight, analytics, software and other outsourced services primarily to the mortgage, real estate and insurance sectors	Second lien senior secured loan	10.97%	SOFR (M)	6.50%	06/2021	06/2029		155.7	155.7	151.0	(2)(11)
		Limited partnership units				04/2021		59,665,989		59.7	39.5	(2)
										215.4	190.5

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Cority Software Inc., Cority Software (USA) Inc., and Cority Parent, Inc. (15)	Provider of environmental, health and safety software to track compliance data	First lien senior secured loan	9.59%	SOFR (Q)	5.00%	07/2019	07/2026		6.2	6.1	6.1	(2)(6)(11)
		First lien senior secured loan	9.59%	SOFR (Q)	5.00%	10/2019	07/2026		4.3	4.3	4.3	(2)(6)(11)
		First lien senior secured loan	11.59%	SOFR (Q)	7.00%	09/2020	07/2026		0.1	0.1	0.1	(2)(6)(11)
		First lien senior secured loan	10.09%	SOFR (Q)	5.50%	09/2022	07/2026		0.2	0.2	0.2	(2)(6)(11)
		First lien senior secured loan	10.34%	SOFR (Q)	5.75%	04/2023	07/2026		7.6	7.6	7.6	(2)(6)(11)
		First lien senior secured loan	9.27%	SOFR (Q)	4.75%	11/2024	07/2026		10.1	10.1	10.1	(2)(6)(11)
		Preferred equity	9.00% PIK			07/2019		198		0.3	1.1	(2)(6)
		Common equity				07/2019		190,143		—	—	(2)(6)
										28.7	29.5
Cornerstone OnDemand, Inc. and Sunshine Software Holdings, Inc. (15)	Provider of a cloud-based, SaaS platform for talent management	First lien senior secured revolving loan	7.77%	SOFR (M)	3.25%	10/2021	10/2026		9.7	9.7	8.5	(2)(14)
		First lien senior secured loan	8.22%	SOFR (M)	3.75%	06/2024	10/2028		1.4	1.3	1.2	(2)(11)(18)
		Second lien senior secured loan	10.97%	SOFR (M)	6.50%	10/2021	10/2029		137.5	137.5	121.0	(2)(11)
		Series A preferred shares	10.50% PIK			10/2021		116,413		161.8	132.6	(2)
		Class A-1 common stock				10/2021		1,360,100		13.6	16.2	(2)
										323.9	279.5
Coupa Holdings, LLC and Coupa Software Incorporated (15)	Provider of Business Spend Management software	First lien senior secured loan	10.09%	SOFR (Q)	5.50%	03/2023	02/2030		9.0	9.0	9.0	(2)(11)
Databricks, Inc.	Cloud-based data and AI platform that helps companies scale and manage data	First lien senior secured loan	8.81%	SOFR (S)	4.50%	12/2024	12/2030		0.1	0.1	0.1	(2)
Datix Bidco Limited and RL Datix Holdings (USA), Inc. (15)	Global healthcare software company that provides software solutions for patient safety and risk management	First lien senior secured revolving loan	10.20%	SONIA (M)	5.50%	04/2024	10/2030		1.3	1.3	1.2	(2)(6)(11)
		First lien senior secured revolving loan	9.86%	SOFR (M)	5.50%	04/2024	10/2030		1.1	1.1	1.1	(2)(6)(11)
		First lien senior secured loan	9.93%	SOFR (S)	5.50%	04/2024	04/2031		104.6	104.6	104.6	(2)(6)(11)
		First lien senior secured loan	10.20%	SONIA (S)	5.50%	04/2024	04/2031		53.1	53.1	53.1	(2)(6)(11)
										160.1	160.0
Dcert Buyer, Inc., DCert Preferred Holdings, Inc. and Destiny Digital Holdings, L.P.	Provider of internet security tools and solutions	Second lien senior secured loan	11.36%	SOFR (M)	7.00%	05/2022	02/2029		11.0	10.5	9.5	(2)
		Series A preferred shares	10.50% PIK			05/2021		129,822		187.7	152.1	(2)
		Series A units				05/2021		817,194		13.3	12.6	(2)
										211.5	174.2
Denali Holdco LLC and Denali Apexco LP (15)	Provider of cybersecurity audit and assessment services	First lien senior secured loan	9.63%	SOFR (M)	5.25%	07/2024	09/2028		33.3	33.3	33.3	(2)(11)
		Class A units				02/2022		2,549,000		2.5	3.6	(2)
										35.8	36.9

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Diligent Corporation and Diligent Preferred Issuer, Inc. (15)	Provider of secure SaaS solutions for board and leadership team documents	First lien senior secured loan	10.09%	SOFR (S)	5.00%	04/2024	08/2030		23.5	23.4	23.5	(2)(11)
		Preferred stock	10.50% PIK			04/2021		13,140		18.5	18.5	(2)
										41.9	42.0
DriveCentric Holdings, LLC (15)	Provider of CRM software to the automotive dealership industry	First lien senior secured loan	9.27%	SOFR (Q)	4.75%	08/2024	08/2031		12.1	12.1	12.0	(2)(11)
Echo Purchaser, Inc. (15)	Software provider of mission critical security, supply chain, and collaboration solutions for highly regulated end markets	First lien senior secured revolving loan	12.00%	Base Rate (Q)	4.50%	11/2023	11/2029		1.4	1.4	1.4	(2)(11)
		First lien senior secured loan	9.86%	SOFR (M)	5.50%	11/2023	11/2029		10.5	10.5	10.5	(2)(11)
										11.9	11.9
Eclipse Topco, Inc., Eclipse Investor Parent, L.P. and Eclipse Buyer, Inc. (15)	Payment processing solution provider	First lien senior secured loan	9.26%	SOFR (M)	4.75%	09/2024	09/2031		196.1	196.1	194.1	(2)(11)
		Preferred units	12.50% PIK			09/2024		656		6.8	6.7	(2)
		Class A common units				09/2024		563		0.6	0.6	(2)
										203.5	201.4
Edmunds Govtech, Inc. (15)	Provider of ERP software solutions for local governments	First lien senior secured revolving loan	8.33%	SOFR (Q)	4.00%	02/2024	02/2030		1.7	1.7	1.7	(2)(11)
		First lien senior secured loan	9.33%	SOFR (Q)	5.00%	02/2024	02/2031		18.5	18.5	18.5	(2)(11)
										20.2	20.2
Elemica Parent, Inc. & EZ Elemica Holdings, Inc. (15)	SaaS based supply chain management software provider focused on chemical markets	First lien senior secured revolving loan	10.12%	SOFR (Q)	5.50%	05/2024	09/2026		7.3	7.3	7.2	(2)(11)
		First lien senior secured loan	10.29%	SOFR (Q)	5.50%	09/2019	09/2026		59.9	59.9	59.3	(2)(11)
		First lien senior secured loan	10.30%	SOFR (Q)	5.50%	12/2020	09/2026		5.6	5.6	5.6	(2)(11)
		First lien senior secured loan	10.14%	SOFR (Q)	5.50%	05/2024	09/2026		4.9	4.9	4.9	(2)(11)
		Preferred equity				09/2019		4,599		4.6	5.7	(2)
										82.3	82.7
Enverus Holdings, Inc. and Titan DI Preferred Holdings, Inc. (15)	SaaS based business analytics company focused on oil and gas industry	First lien senior secured revolving loan	9.86%	SOFR (M)	5.50%	12/2023	12/2029		0.2	0.2	0.2	(2)(11)
		First lien senior secured revolving loan	9.86%	SOFR (M)	5.50%	06/2024	12/2029		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	9.86%	SOFR (M)	5.50%	12/2023	12/2029		133.9	133.9	133.9	(2)(11)
		Preferred stock	13.50% PIK			02/2020		30		55.6	56.5	(2)
										189.8	190.7
EP Purchaser, LLC and TPG VIII EP Co-Invest II, L.P.	Provider of entertainment workforce and production management solutions	First lien senior secured loan	9.09%	SOFR (Q)	4.50%	06/2023	11/2028		58.3	58.0	57.7	(2)(11)
		Second lien senior secured loan	11.09%	SOFR (Q)	6.50%	11/2021	11/2029		88.9	88.9	88.0	(2)(11)
		Partnership units				05/2019		5,034,483		3.1	11.1	(2)(6)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
										150.0	156.8
eResearch Technology, Inc. and Astorg VII Co-Invest ERT (15)	Provider of mission-critical, software-enabled clinical research solutions	First lien senior secured loan	8.36%	SOFR (M)	4.00%	11/2023	02/2027		1.0	1.0	1.0	(2)(11)(18)
		Second lien senior secured loan	12.46%	SOFR (M)	8.00%	02/2020	02/2028		27.2	26.6	27.2	(2)
		Second lien senior secured loan	12.46%	SOFR (M)	8.00%	04/2021	02/2028		30.6	30.1	30.6	(2)
		Limited partnership interest				01/2020		3,988,000		4.5	6.9	(2)(6)
										62.2	65.7
ESHA Research, LLC and RMCF VI CIV XLVIII, L.P. (15)	Provider of nutritional information and software as a services (SaaS) compliance solutions	First lien senior secured revolving loan	10.01%	SOFR (Q)	5.50%	06/2022	06/2028		0.9	0.9	0.9	(2)(11)
		First lien senior secured loan	10.05%	SOFR (Q)	5.50%	06/2022	06/2028		6.7	6.7	6.7	(2)(11)
		Limited partner interests				06/2022		6,246,801		6.2	8.3
										13.8	15.9
Extrahop Networks, Inc. (15)	Provider of real-time wire data analytics solutions for application and infrastructure monitoring	First lien senior secured loan	11.96%	SOFR (M)	7.50%	07/2021	07/2027		26.0	26.0	26.0	(2)(11)
		First lien senior secured loan	11.96%	SOFR (M)	7.50%	03/2023	07/2027		3.9	3.9	3.9	(2)(11)
										29.9	29.9
Finastra USA, Inc., DH Corporation/Societe DH, and Finastra Europe S.A R.L. (15)	Provider of back-office software services for the banking sector	First lien senior secured loan	11.65%	SOFR (Q)	7.25%	09/2023	09/2029		189.0	186.1	189.0	(2)(6)(11)
Forescout Technologies, Inc. (15)	Network access control solutions provider	First lien senior secured loan	9.52%	SOFR (Q)	5.00%	05/2024	05/2031		13.6	13.6	13.4	(2)(11)
GI Ranger Intermediate LLC (15)	Provider of payment processing services and software to healthcare providers	First lien senior secured revolving loan	10.47%	SOFR (Q)	6.00%	10/2021	10/2027		0.4	0.4	0.4	(2)(11)
		First lien senior secured loan	10.48%	SOFR (Q)	6.00%	10/2021	10/2028		10.0	10.0	9.8	(2)(11)
		First lien senior secured loan	10.48%	SOFR (Q)	6.00%	03/2022	10/2028		3.1	3.1	3.0	(2)(11)
										13.5	13.2
GraphPAD Software, LLC, Insightful Science Intermediate I, LLC and Insightful Science Holdings, LLC (15)	Provider of data analysis, statistics, and visualization software solutions for scientific research applications	First lien senior secured loan	9.08%	SOFR (Q)	4.75%	06/2024	06/2031		71.5	71.5	71.5	(2)(11)
		Senior subordinated loan	10.50% PIK			04/2021	04/2032		53.6	53.6	52.5	(2)
		Preferred units	14.00% PIK			04/2021		1,828,645		74.8	74.8
										199.9	198.8
Guidepoint Security Holdings, LLC (15)	Cybersecurity solutions provider	First lien senior secured loan	10.36%	SOFR (M)	6.00%	10/2023	10/2029		6.7	6.7	6.7	(2)(11)
		First lien senior secured loan	10.36%	SOFR (M)	6.00%	12/2024	10/2029		2.4	2.4	2.4	(2)(11)
										9.1	9.1
Heavy Construction Systems Specialists, LLC (15)	Provider of construction software	First lien senior secured loan	9.83%	SOFR (Q)	5.50%	11/2021	11/2028		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	9.58%	SOFR (M)	5.25%	03/2024	11/2028		13.9	13.9	13.9	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
										14.0	14.0
Help/Systems Holdings, Inc. (15)	Provider of IT operations management and cybersecurity software	First lien senior secured revolving loan	8.62%	SOFR (Q)	4.00%	11/2019	08/2026		1.7	1.7	1.5	(2)
Huskies Parent, Inc., GI Insurity Parent LLC and GI Insurity TopCo LP (15)	Insurance software provider	First lien senior secured revolving loan	9.96%	SOFR (M)	5.50%	11/2021	11/2027		8.6	8.6	8.4	(2)(11)
		First lien senior secured loan	9.96%	SOFR (M)	5.50%	11/2021	11/2028		59.1	59.1	58.0	(2)(11)
		Senior subordinated loan	10.00% PIK			11/2021	11/2031		121.3	121.3	110.4	(2)
		Company units				11/2021		4,246,457		8.8	4.6	(2)
										197.8	181.4
Hyland Software, Inc. (15)	Enterprise content management software provider	First lien senior secured revolving loan				09/2023	09/2029		—	—	—	(2)(13)
		First lien senior secured loan	10.36%	SOFR (M)	6.00%	09/2023	09/2030		96.6	95.4	96.6	(2)(11)
										95.4	96.6
Icefall Parent, Inc. (15)	Provider of customer engagement software and integrated payments solutions	First lien senior secured loan	10.86%	SOFR (M)	6.50%	01/2024	01/2030		16.7	16.7	16.7	(2)(11)
Internet Truckstop Group LLC (15)	Provider of freight-moving lifecycle software	First lien senior secured loan	10.48%	SOFR (Q)	6.00%	06/2024	04/2027		39.5	39.1	39.1	(2)(11)
IQN Holding Corp. (15)	Provider of extended workforce management software	First lien senior secured revolving loan	9.77%	SOFR (Q)	5.25%	05/2022	05/2028		0.9	0.9	0.9	(2)(11)
		First lien senior secured loan	9.76%	SOFR (Q)	5.25%	05/2022	05/2029		1.4	1.4	1.4	(2)(11)
										2.3	2.3
IV Rollover Holdings, LLC	Provider of cloud based IT solutions, infrastructure and services	Class B units				05/2017		170,490		—	—	(2)
		Class X units				05/2017		5,000,000		1.9	2.1	(2)
										1.9	2.1
Kaseya Inc. and Knockout Intermediate Holdings I Inc. (15)	Provider of cloud-based software and technology solutions for small and medium sized businesses	First lien senior secured revolving loan	9.83%	SOFR (Q)	5.50%	06/2022	06/2029		4.9	4.9	4.9	(2)(11)(14)
		First lien senior secured loan	10.09%	SOFR (Q)	5.50%	06/2022	06/2029		172.8	172.6	172.8	(2)(11)
		Preferred stock	15.03% PIK	SOFR (S)	10.75%	06/2022		38,798		53.9	53.9	(2)(11)
										231.4	231.6
LeanTaaS Holdings, Inc. (15)	Provider of SaaS tools to optimize healthcare asset utilization	First lien senior secured loan	11.83%	SOFR (Q)	7.50%	07/2022	07/2028		34.7	34.7	34.7	(2)(11)
		First lien senior secured loan	13.58%	SOFR (Q)	9.25%	07/2022	07/2028		29.6	29.6	29.6	(2)(11)
										64.3	64.3
Majesco and Magic Topco, L.P. (15)	Insurance software provider	First lien senior secured loan	9.08%	SOFR (Q)	4.75%	09/2020	09/2028		18.0	18.0	18.0	(2)(11)
		Class A units	9.00% PIK			09/2020		2,539		3.7	6.5	(2)
		Class B units				09/2020		570,625		—	—	(2)
										21.7	24.5
Metatiedot Bidco OY and Metatiedot US, LLC (15)	Enterprise content management platform	First lien senior secured revolving loan	8.49%	Euribor (S)	5.50%	11/2024	11/2030		0.2	0.2	0.2	(2)(6)(11)
		First lien senior secured loan	8.49%	Euribor (S)	5.50%	11/2024	11/2031		7.2	7.4	7.1	(2)(6)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured loan	10.02%	SOFR (Q)	5.50%	11/2024	11/2031		5.2	5.2	5.1	(2)(6)(11)
										12.8	12.4
Mimecast Borrowerco, Inc. and Magnesium Co- Invest SCSp	Cybersecurity solutions provider	First lien senior secured loan	9.36%	SOFR (M)	5.00%	05/2022	05/2029		68.5	68.5	68.5	(2)(6)(11)
		First lien senior secured loan	9.70%	SONIA (Q)	5.00%	05/2022	05/2029		35.3	34.9	35.3	(2)(6)(11)
		First lien senior secured loan	9.36%	SOFR (M)	5.00%	03/2024	05/2029		5.2	5.2	5.2	(2)(6)(11)
		Limited partnership interest				05/2022		3,975		39.8	44.0	(2)(6)
										148.4	153.0
Ministry Brands Holdings, LLC and RCP MB Investments B, L.P. (15)	Software and payment services provider to faith-based institutions	First lien senior secured loan	9.96%	SOFR (M)	5.50%	12/2021	12/2028		39.0	39.0	38.2	(2)(11)
		Limited partner interests				12/2021		9,574,000		9.6	6.3	(2)
										48.6	44.5
Moonraker AcquisitionCo LLC and Moonraker HoldCo LLC (15)	Leading technology solution provider for casing and auditioning to the entertainment industry	First lien senior secured revolving loan	10.20%	SOFR (Q)	5.75%	08/2022	08/2028		0.4	0.4	0.4	(2)(11)
		First lien senior secured loan	10.20%	SOFR (Q)	5.75%	08/2022	08/2028		24.6	24.6	24.6	(2)(11)
		Class A units	8.00% PIK			08/2022		45,320		5.3	3.8
										30.3	28.8
MRI Software LLC (15)	Provider of real estate and investment management software	First lien senior secured revolving loan	9.08%	SOFR (Q)	4.75%	02/2020	02/2027		0.2	0.2	0.2	(2)(11)
		First lien senior secured loan	9.08%	SOFR (Q)	4.75%	02/2020	02/2027		14.4	14.4	14.4	(2)(11)
		First lien senior secured loan	9.08%	SOFR (Q)	4.75%	08/2020	02/2027		23.9	23.9	23.9	(2)(11)
										38.5	38.5
Netsmart, Inc. and Netsmart Technologies, Inc. (15)	Developer and operator of health care software and technology solutions	First lien senior secured loan	9.56% (2.70% PIK)	SOFR (M)	5.20%	08/2024	08/2031		141.0	141.0	139.6	(2)(11)
North Star Acquisitionco, LLC and Toucan Bidco Limited (15)	Literacy solution software provider for grades k-12	First lien senior secured loan	9.45%	NIBOR (Q)	4.75%	04/2024	05/2029		5.5	5.8	5.5	(2)(6)
		First lien senior secured loan	9.45%	SONIA (Q)	4.75%	04/2024	05/2029		3.6	3.6	3.6	(2)(6)
		First lien senior secured loan	9.08%	SOFR (Q)	4.75%	04/2024	05/2029		29.5	29.5	29.5	(2)(6)(11)
		First lien senior secured loan	9.70%	SONIA (Q)	5.00%	04/2024	05/2029		1.7	1.7	1.6	(2)(6)
										40.6	40.2
OpenMarket Inc.	Provider of cloud-based mobile engagement platform	First lien senior secured loan	10.84%	SOFR (Q)	6.25%	09/2021	09/2026		16.1	16.0	16.1	(2)(6)(11)
Optimizely North America Inc. and Optimizely Sweden Holdings AB (15)	Provider of web content management and digital commerce solutions	First lien senior secured loan	9.36%	SOFR (M)	5.00%	10/2024	10/2031		5.7	5.6	5.6	(2)(6)(11)
		First lien senior secured loan	8.11%	Euribor (M)	5.25%	10/2024	10/2031		2.0	2.1	2.0	(2)(6)(11)
		First lien senior secured loan	10.20%	SONIA (M)	5.50%	10/2024	10/2031		0.9	0.9	0.9	(2)(6)(11)
										8.6	8.5

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
PDDS HoldCo, Inc. (15)	Provider of cloud-based dental practice management software	First lien senior secured revolving loan	11.98%	SOFR (Q)	7.50%	07/2022	07/2028		0.2	0.2	0.2	(2)(11)
		First lien senior secured loan	11.98%	SOFR (Q)	7.50%	07/2022	07/2028		12.5	12.5	12.5	(2)(11)
										12.7	12.7
PDI TA Holdings, Inc., Peachtree Parent, Inc. and Insight PDI Holdings, LLC (15)	Provider of enterprise management software for the convenience retail and petroleum wholesale market	First lien senior secured loan	10.09%	SOFR (Q)	5.50%	01/2024	02/2031		6.6	6.6	6.6	(2)(11)
		First lien senior secured loan	10.00%	SOFR (M)	5.50%	02/2024	02/2031		0.1	0.1	0.1	(2)(11)
		Series A preferred stock	13.25% PIK			03/2019		13,656		29.1	29.4	(2)
		Class A units				03/2019		2,062,493		2.1	4.6	(2)
										37.9	40.7
Perforce Software, Inc. (15)	Developer of software used for application development	First lien senior secured revolving loan	10.75%	Base Rate (Q)	3.25%	07/2019	07/2026		1.0	1.0	1.0	(2)
Petvisor Holdings, LLC (15)	Provider of veterinarian-focused SaaS solutions	First lien senior secured revolving loan	12.00%	Base Rate (Q)	4.50%	06/2022	11/2029		1.7	1.7	1.7	(2)(11)
		First lien senior secured loan	9.83%	SOFR (S)	5.50%	06/2022	11/2029		5.9	5.9	5.9	(2)(11)
		First lien senior secured loan	10.78% (4.88% PIK)	SOFR (S)	6.50%	06/2022	11/2029		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	10.78% (4.88% PIK)	SOFR (S)	6.50%	11/2023	11/2029		3.7	3.7	3.7	(2)(11)
										11.4	11.4
Ping Identity Holding Corp. (15)	Provider of identity and access management solutions	First lien senior secured loan	9.08%	SOFR (Q)	4.75%	10/2022	10/2029		11.2	11.2	11.2	(2)(11)
Pluralsight, LLC and Pluralsight Holdings, LLC and Paradigmatic Holdco LLC (4)(15)	Online education learning platform	First lien senior secured loan	9.01% (1.50% PIK)	SOFR (Q)	4.50%	08/2024	08/2029		21.5	21.5	21.5	(2)(11)
		First lien senior secured loan	12.01% PIK	SOFR (Q)	7.50%	08/2024	08/2029		19.7	19.7	19.7	(2)(11)
		Common units				08/2024		6,356,812		14.3	13.7	(2)
										55.5	54.9
Poplicus Incorporated	Business intelligence and market analytics platform for companies that sell to the public sector	Warrant to purchase shares of Series C preferred stock				06/2015	06/2025	2,402,991		0.1	—
PracticeTek Purchaser, LLC, PracticeTek MidCo, LLC and GSV PracticeTek Holdings, LLC (15)	Software provider for medical practitioners	First lien senior secured revolving loan	8.86%	SOFR (M)	4.50%	08/2023	08/2029		0.5	0.5	0.5	(2)(11)
		First lien senior secured loan	10.11%	SOFR (M)	5.75%	08/2023	08/2029		36.6	36.6	36.6	(2)(11)
		Senior subordinated loan	14.00% PIK			08/2023	08/2030		46.7	46.7	46.7	(2)
		Class A units	8.00% PIK			03/2021		33,220,282		25.4	38.2	(2)
										109.2	122.0
ProfitSolv Purchaser, Inc. and PS Co-Invest, L.P. (15)	Provider of practice management software to law firms	First lien senior secured revolving loan	9.86%	SOFR (M)	5.50%	03/2021	03/2027		0.7	0.7	0.7	(2)(11)
		First lien senior secured loan	9.86%	SOFR (M)	5.50%	03/2021	03/2027		5.4	5.4	5.4	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured loan	9.86%	SOFR (M)	5.50%	06/2024	03/2027		6.8	6.8	6.8	(2)(11)
		Limited partnership units				03/2021		1,624,000		0.7	2.7	(2)
										13.6	15.6
Project Alpha Intermediate Holding, Inc. and Qlik Parent, Inc.	Provider of data visualization software for data analytics	Class A common stock				08/2016		7,445		7.4	19.1	(2)
		Class B common stock				08/2016		1,841,609		0.1	0.2	(2)
										7.5	19.3
Project Essential Bidco, Inc. and Project Essential Super Parent, Inc. (15)	Saas provider of automated crew callout and scheduling software for the utility industry	First lien senior secured loan	10.91% (3.25% PIK)	SOFR (Q)	6.25%	04/2021	04/2028		37.8	37.8	35.5	(2)(11)
		Preferred shares	13.98% PIK	SOFR (Q)	9.50%	04/2021		26,436		42.8	40.3	(2)(11)
										80.6	75.8
Project Potter Buyer, LLC and Project Potter Parent, L.P. (15)	Software solutions provider to the ready-mix concrete industry	First lien senior secured loan	10.33%	SOFR (Q)	6.00%	04/2020	04/2027		42.8	42.8	42.8	(2)(11)
		First lien senior secured loan	10.33%	SOFR (Q)	6.00%	10/2020	04/2027		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	10.33%	SOFR (Q)	6.00%	11/2020	04/2027		11.7	11.7	11.7	(2)(11)
		First lien senior secured loan	10.33%	SOFR (Q)	6.00%	07/2024	04/2027		17.9	17.9	17.9	(2)(11)
		Class B units				04/2020		588,636		—	3.3	(2)
										72.5	75.8
Proofpoint, Inc. (15)	Cybersecurity solutions provider	First lien senior secured loan	7.36%	SOFR (M)	3.00%	06/2021	08/2028		1.0	0.9	1.0	(2)(11)(18)
QBS Parent, Inc. (15)	Provider of vertical software solutions and related implementation, migration, and integration services	First lien senior secured loan	9.27%	SOFR (Q)	4.75%	11/2024	11/2031		14.1	14.1	14.0	(2)(11)
QF Holdings, Inc. (15)	SaaS based electronic health record software provider	First lien senior secured revolving loan	9.43%	SOFR (Q)	5.00%	09/2019	12/2027		0.5	0.5	0.5	(2)(11)
		First lien senior secured loan	9.69%	SOFR (Q)	5.00%	09/2019	12/2027		4.9	4.9	4.9	(2)(11)
		First lien senior secured loan	9.59%	SOFR (Q)	5.00%	09/2019	12/2027		1.9	1.9	1.9	(2)(11)
		First lien senior secured loan	9.54%	SOFR (Q)	5.00%	08/2020	12/2027		4.9	4.9	4.9	(2)(11)
		First lien senior secured loan	9.59%	SOFR (Q)	5.00%	12/2021	12/2027		8.1	8.1	8.1	(2)(11)
		First lien senior secured loan	9.51%	SOFR (Q)	5.00%	12/2023	12/2027		5.1	5.1	5.1	(2)(11)
										25.4	25.4
Raptor Technologies, LLC, Sycamore Bidco LTD and Rocket Parent, LLC (15)	Provider of SaaS-based safety and security software to the K-12 school market	First lien senior secured loan	9.08%	SOFR (Q)	4.75%	10/2021	10/2028		8.4	8.4	8.4	(2)(11)
		First lien senior secured loan	9.08%	SOFR (Q)	4.75%	04/2023	10/2028		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	9.08%	SOFR (Q)	4.75%	05/2024	10/2028		8.1	8.1	8.1	(2)(11)
		First lien senior secured loan	9.08%	SOFR (Q)	4.75%	12/2024	10/2028		25.0	25.0	25.0	(2)(11)
		Class A common units				12/2018		2,880,582		3.5	8.9
										45.1	50.5

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Regent Education, Inc.	Provider of software solutions designed to optimize the financial aid and enrollment processes	Warrant to purchase shares of common stock				12/2016	12/2026	5,394,181		—	—
Relativity ODA LLC (15)	Electronic discovery document review software platform for use in litigations and investigations	First lien senior secured loan	8.86%	SOFR (M)	4.50%	07/2024	05/2029		6.6	6.6	6.6	(2)(11)
Revalize, Inc. (15)	Developer and operator of software providing configuration, price and quote capabilities	First lien senior secured revolving loan	10.43%	SOFR (Q)	5.75%	05/2022	04/2027		0.7	0.6	0.6	(2)(11)
		First lien senior secured loan	10.49%	SOFR (Q)	5.75%	05/2022	04/2027		0.7	0.7	0.6	(2)(11)
										1.3	1.2
RMS HoldCo II, LLC & RMS Group Holdings, Inc. (15)	Developer of revenue cycle management solutions, process automation, analytics and integration for the healthcare industry	First lien senior secured loan	9.36%	SOFR (M)	5.00%	12/2021	12/2028		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	9.25%	SOFR (S)	5.00%	08/2022	12/2028		0.2	0.2	0.2	(2)(11)
		Class A common stock				12/2021		566		5.5	4.5	(2)
										5.8	4.8
Runway Bidco, LLC (15)	Provider of workload automation software	First lien senior secured loan	9.33%	SOFR (S)	5.00%	12/2024	12/2031		42.8	42.4	42.4	(2)(11)
Sapphire Software Buyer, Inc. (15)	Provider of application security testing solutions	First lien senior secured loan	9.75% (3.00% PIK)	SOFR (S)	5.50%	09/2024	09/2031		71.6	71.6	70.8	(2)(11)
Severin Acquisition, LLC (15)	Provider of student information system software solutions to the K-12 education market in North America	First lien senior secured loan	9.57% (2.25% PIK)	SOFR (M)	5.00%	09/2024	10/2031		221.2	221.1	218.9	(2)(11)
Smarsh Inc. and Skywalker TopCo, LLC (15)	SaaS based communication archival service provider	First lien senior secured revolving loan	10.11%	SOFR (M)	5.75%	02/2022	02/2029		0.3	0.3	0.3	(2)(11)
		First lien senior secured loan	10.08%	SOFR (Q)	5.75%	02/2022	02/2029		1.4	1.4	1.4	(2)(11)
		Common units				11/2020		1,742,623		6.3	10.6	(2)
										8.0	12.3
SocialFlow, Inc.	Social media optimization platform provider	Warrant to purchase shares of Series C preferred stock				01/2016	01/2026	215,331		—	—
SoundCloud Limited	Platform for receiving, sending, and distributing music	Common stock				08/2017		73,422		0.4	0.7	(2)(6)
Spaceship Purchaser, Inc. (15)	SaaS based website builder and hosting platform	First lien senior secured loan	9.33%	SOFR (Q)	5.00%	10/2024	10/2031		100.7	100.7	99.7	(2)(11)
Spark Purchaser, Inc. (15)	Software platform for Medicare application process	First lien senior secured loan	9.83%	SOFR (Q)	5.50%	04/2024	04/2031		30.8	30.8	30.8	(2)(11)
Spirit RR Holdings, Inc. and Winterfell Co-Invest SCSp (15)	Provider of data, analytics, news, and workflow tools to customers in the counter-cyclical distressed debt space	First lien senior secured loan	9.18%	SOFR (Q)	4.75%	09/2022	09/2028		2.5	2.5	2.5	(2)(11)
		First lien senior secured loan	9.43%	SOFR (Q)	4.75%	12/2023	09/2028		0.8	0.8	0.8	(2)(11)
		Limited partner interests				09/2022		1,010		10.2	15.3	(2)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
										13.5	18.6
Storable, Inc. and EQT IX Co-Investment (E) SCSP	Payment management system solutions and web services for the self-storage industry	Second lien senior secured loan	11.11%	SOFR (M)	6.75%	04/2021	04/2029		42.8	42.8	42.8	(2)(11)
		Second lien senior secured loan	11.11%	SOFR (M)	6.75%	03/2022	04/2029		10.3	10.3	10.3	(2)(11)
		Limited partnership interests				04/2021		614,950		6.6	12.1	(2)(6)
										59.7	65.2
Sundance Group Holdings, Inc. (15)	Provider of cloud-based document management and collaboration solutions	First lien senior secured revolving loan	9.08%	SOFR (Q)	4.75%	09/2024	07/2029		1.8	1.8	1.8	(2)(11)
		First lien senior secured loan	9.08%	SOFR (Q)	4.75%	09/2024	07/2029		26.4	26.2	26.4	(2)(11)
										28.0	28.2
Superman Holdings, LLC (15)	Provider of ERP software for the construction industry	First lien senior secured loan	8.86%	SOFR (M)	4.50%	08/2024	08/2031		35.5	35.5	35.4	(2)(11)
Tamarack Intermediate, L.L.C. and Tamarack Parent, L.L.C. (15)	Provider of environment, health, safety, and sustainability software	First lien senior secured loan	10.30%	SOFR (Q)	5.75%	03/2022	03/2028		34.4	34.4	34.4	(2)(11)
		First lien senior secured loan	10.39%	SOFR (Q)	5.75%	10/2023	03/2028		10.8	10.8	10.8	(2)(11)
		First lien senior secured loan	10.33%	SOFR (Q)	5.75%	06/2024	03/2028		5.8	5.8	5.8	(2)(11)
		Class A-2 units				03/2022		5,057		5.1	6.2
										56.1	57.2
TCP Hawker Intermediate LLC (15)	Workforce management solutions provider	First lien senior secured revolving loan	8.08%	SOFR (Q)	3.75%	11/2024	08/2029		3.4	3.4	3.4	(2)(11)
		First lien senior secured loan	9.33%	SOFR (M)	5.00%	08/2019	08/2029		50.7	49.6	50.7	(2)(11)
		First lien senior secured loan	10.75%	SOFR (Q)	6.00%	10/2023	08/2029		1.8	1.2	1.8	(2)(11)
		First lien senior secured loan	9.33%	SOFR (Q)	5.00%	11/2024	08/2029		2.0	2.0	2.0	(2)(11)
										56.2	57.9
Transit Technologies LLC (15)	Provider of transportation management software and specialty telematics solutions	First lien senior secured loan	9.17%	SOFR (S)	4.75%	08/2024	08/2031		10.8	10.8	10.7	(2)(11)
UKG Inc. and H&F Unite Partners, L.P.	Provider of cloud based HCM solutions for businesses	Limited partnership interests				05/2019		12,583,556		12.6	26.5	(2)(6)
UserZoom Technologies, Inc.	User experience research automation software	First lien senior secured loan	12.75%	SOFR (S)	7.50%	02/2023	04/2029		5.8	5.7	5.8	(2)(11)
Victors Purchaser, LLC and WP Victors Co-Investment, L.P. (15)	Third-party maintenance provider for hardware and data center infrastructure	First lien senior secured revolving loan	8.26%	CORRA (Q)	4.75%	08/2024	08/2031		1.1	1.1	1.1	(2)(11)
		First lien senior secured loan	9.08%	SOFR (Q)	4.75%	08/2024	08/2031		70.1	70.1	69.4	(2)(11)
		Partnership units				08/2024		2,482,000		2.5	2.6	(2)
										73.7	73.1
Viper Bidco, Inc. (15)	Provider of SaaS based supply chain risk management solutions	First lien senior secured loan	9.52%	SOFR (S)	5.00%	11/2024	11/2031		17.8	17.8	17.6	(2)(11)
		First lien senior secured loan	9.70%	SONIA (M)	5.00%	11/2024	11/2031		10.3	10.4	10.2	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
										28.2	27.8
WebPT, Inc. and WPT Intermediate Holdco, Inc. (15)	Electronic medical record software provider	First lien senior secured revolving loan	10.87%	SOFR (Q)	6.25%	08/2019	01/2028		0.4	0.4	0.4	(2)(11)
		First lien senior secured revolving loan	12.75%	Base Rate (Q)	5.25%	08/2019	01/2028		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	10.86%	SOFR (Q)	6.25%	08/2019	01/2028		0.1	0.1	0.1	(2)(11)
		Senior subordinated loan	13.25% PIK			05/2024	05/2029		65.3	65.3	65.3	(2)
										65.9	65.9
Wellington Bidco Inc. and Wellington TopCo LP (15)	Provider of ERP and payments software for local governments	First lien senior secured revolving loan	9.33%	SOFR (Q)	5.00%	06/2024	06/2030		0.6	0.6	0.6	(2)(11)
		First lien senior secured loan	9.33%	SOFR (Q)	5.00%	06/2024	06/2030		60.9	60.9	60.9	(2)(11)
		Class A-2 preferred units	8.00% PIK			06/2024		2,323,000		2.4	2.4	(2)
										63.9	63.9
Wellness AcquisitionCo, Inc. (15)	Provider of retail consumer insights and analytics for manufacturers and retailers in the natural, organic and specialty products industry	First lien senior secured loan	9.96%	SOFR (M)	5.50%	01/2021	01/2027		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	9.96%	SOFR (M)	5.50%	02/2022	01/2027		1.7	1.7	1.7	(2)(11)
										1.8	1.8
WorkWave Intermediate II, LLC (15)	Provider of cloud-based field services and fleet management solutions	First lien senior secured revolving loan	11.43%	SOFR (Q)	7.00%	06/2021	06/2027		1.1	1.1	1.1	(2)(11)
		First lien senior secured loan	11.36% (3.50% PIK)	SOFR (Q)	7.00%	06/2021	06/2027		53.0	53.0	53.0	(2)(11)
		First lien senior secured loan	11.43% (3.50% PIK)	SOFR (Q)	7.00%	02/2022	06/2027		19.3	19.3	19.3	(2)(11)
		First lien senior secured loan	11.43% (3.50% PIK)	SOFR (Q)	7.00%	03/2024	06/2027		6.4	6.4	6.4	(2)(11)
										79.8	79.8
ZenDesk, Inc., Zoro TopCo, Inc. and Zoro TopCo, LP (15)	Provider of cloud-based customer support solutions	First lien senior secured loan	9.33%	SOFR (S)	5.00%	12/2022	11/2028		43.4	43.4	43.4	(2)(11)
		Series A preferred stock	13.83% PIK	SOFR (Q)	9.50%	11/2022		27,226		35.3	35.3	(2)
		Class A common units				11/2022		269,100		2.7	2.6	(2)
										81.4	81.3
ZocDoc, Inc.	Healthcare marketplace connecting patients and providers	First lien senior secured loan	11.02%	SOFR (Q)	6.50%	05/2024	05/2029		74.1	71.8	74.1	(2)(11)

										6,561.9	6,544.6		49.01%
Health Care Equipment and Services
Absolute Dental Group LLC and Absolute Dental Equity, LLC (5)(15)	Dental services provider	First lien senior secured revolving loan	9.59% PIK	SOFR (Q)	5.00%	06/2021	06/2026		14.5	14.5	14.5	(2)(11)
		First lien senior secured loan	9.59% PIK	SOFR (Q)	5.00%	09/2024	06/2026		41.3	41.3	41.3	(2)(11)
		Class A preferred units				09/2024		20,000,000		16.2	11.5	(2)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		Class A common units				06/2021		6,553,553		4.7	—	(2)
										76.7	67.3
ADG, LLC, GEDC Equity, LLC and RC IV GEDC Investor LLC (5)(15)	Dental services provider	First lien senior secured loan	11.58% (3.00% PIK)	SOFR (Q)	7.00%	09/2016	09/2026		15.5	15.5	15.5	(2)(11)
		Second lien senior secured loan	10.00% PIK			06/2023	03/2027		43.4	43.4	43.4	(2)
		Membership units				09/2016		3,000,000		—	—	(2)
		Class A common units				06/2023		7,776,181		29.4	0.5	(2)
										88.3	59.4
Advarra Holdings, Inc. (15)	Provider of central institutional review boards over clinical trials	First lien senior secured loan	8.86%	SOFR (M)	4.50%	08/2022	09/2031		4.0	4.0	4.0	(2)(11)
Aerin Medical Inc. (15)	Developer and manufacturer of non-invasive nasal treatment solutions	First lien senior secured loan	11.06%	SOFR (S)	6.75%	12/2024	12/2030		13.1	12.8	12.9	(2)(11)
		Series G preferred shares				12/2024		877,379		1.0	1.0	(2)
										13.8	13.9
AHR Funding Holdings, Inc. and AHR Parent Holdings, LP	Provider of revenue cycle management solutions to hospitals	Series A preferred shares	12.75% PIK			07/2022	07/2028	35,000		47.7	47.7	(2)
		Preferred units	8.00% PIK			07/2022		9,900		12.0	13.0	(2)
		Class B common units				07/2022		100,000		0.1	0.1	(2)
										59.8	60.8
Amerivet Partners Management, Inc. and AVE Holdings LP (15)	Veterinary practice management platform	Subordinated loan	16.50% PIK			11/2023	12/2030		66.2	65.0	63.5	(2)
		Class A units				03/2024		2,922		2.9	0.4	(2)
		Class C units				11/2023		7,144		1.4	—	(2)
										69.3	63.9
Artivion, Inc. (15)	Manufacturer, processor and distributor of medical devices and implantable human tissues	First lien senior secured revolving loan	8.59%	SOFR (Q)	4.00%	01/2024	01/2030		0.9	0.9	0.9	(2)(6)(11)
		First lien senior secured loan	11.09%	SOFR (Q)	6.50%	01/2024	01/2030		11.5	11.5	11.5	(2)(6)(11)
										12.4	12.4
AthenaHealth Group Inc., Minerva Holdco, Inc. and BCPE Co-Invest (A), LP (15)(16)	Revenue cycle management provider to the physician practices and acute care hospitals	First lien senior secured loan	7.61%	SOFR (M)	3.25%	07/2023	02/2029		0.1	0.1	0.1	(2)(11)(18)
		Series A preferred stock	10.75% PIK			02/2022		198,505		270.5	270.5	(2)
		Class A units				02/2022		10,487,951		10.5	12.8	(2)
										281.1	283.4
Avalign Holdings, Inc. and Avalign Technologies, Inc. (15)	Full-service contract manufacturer of medical device components for the orthopedic OEM industry	First lien senior secured revolving loan	10.85%	SOFR (M)	6.50%	03/2024	12/2028		1.6	1.6	1.5	(2)(11)
		First lien senior secured loan	11.76% (3.63% PIK)	SOFR (Q)	7.25%	03/2024	12/2028		38.9	38.9	36.1	(2)(11)
										40.5	37.6

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
BAART Programs, Inc., MedMark Services, Inc., and Canadian Addiction Treatment Centres LP	Opioid treatment provider	First lien senior secured loan	9.59%	SOFR (Q)	5.00%	05/2022	06/2027		5.9	5.9	5.6	(2)(11)
Bambino Group Holdings, LLC	Dental services provider	Class A preferred units				12/2016		1,000,000		1.0	0.8	(2)
Center for Autism and Related Disorders, LLC (15)	Autism treatment and services provider specializing in applied behavior analysis therapy	First lien senior secured revolving loan				11/2018	11/2023		6.8	—	—	(2)(10)(14)
		First lien senior secured revolving loan				01/2022	11/2023		1.0	—	—	(2)(10)(14)
		First lien senior secured loan				06/2023	08/2023		1.5	—	—	(2)(10)
										—	—
Color Intermediate, LLC	Provider of pre-payment integrity software solution	First lien senior secured loan	9.18%	SOFR (Q)	4.75%	10/2022	10/2029		20.0	20.0	20.0	(2)(11)
Comprehensive EyeCare Partners, LLC (15)	Vision care practice management company	First lien senior secured revolving loan	11.09% (2.50% PIK)	SOFR (M)	6.50%	02/2018	02/2025		2.0	2.0	1.9	(2)(11)
		First lien senior secured loan	11.09% (2.50% PIK)	SOFR (M)	6.50%	02/2018	02/2025		0.3	0.3	0.3	(2)(11)
										2.3	2.2
Convey Health Solutions, Inc.	Healthcare workforce management software provider	First lien senior secured loan	9.68% (4.25% PIK)	SOFR (Q)	5.25%	09/2019	07/2029		1.9	1.9	1.6	(2)(6)(11)
		First lien senior secured loan	9.68% (4.25% PIK)	SOFR (Q)	5.25%	02/2022	07/2029		0.1	0.1	0.1	(2)(6)(11)
		First lien senior secured loan	9.68% (4.25% PIK)	SOFR (Q)	5.25%	10/2022	07/2029		0.1	0.1	0.1	(2)(6)(11)
										2.1	1.8
Cradle Lux Bidco S.A.R.L. (15)	Provider of consumables and equipment for ART and IVF procedures	First lien senior secured loan	10.09%	SOFR (S)	5.50%	11/2024	11/2031		2.9	2.9	2.9	(2)(6)(11)
		First lien senior secured loan	8.28%	Euribor (S)	5.50%	11/2024	11/2031		8.3	8.4	8.1	(2)(6)(11)
										11.3	11.0
Crown CT Parent Inc., Crown CT HoldCo Inc. and Crown CT Management LLC (15)	Provider of medical devices and services for the treatment of positional plagiocephaly	First lien senior secured revolving loan	9.98%	SOFR (Q)	5.50%	03/2022	03/2028		0.1	0.1	0.1	(2)(11)(14)
		First lien senior secured loan	9.98%	SOFR (Q)	5.50%	03/2022	03/2029		24.0	24.0	24.0	(2)(11)
		Class A shares				03/2022		192		1.9	2.4	(2)
		Common units				03/2022		31		0.3	0.4	(2)
										26.3	26.9
CVP Holdco, Inc. and OMERS Wildcats Investment Holdings LLC (15)	Veterinary hospital operator	First lien senior secured loan	9.11%	SOFR (M)	4.75%	06/2024	06/2031		159.2	159.2	159.2	(2)(11)
		Class A preferred units	15.00% PIK			08/2023		3,678		2.7	1.9	(2)
		Common stock				10/2019		41,443		14.5	21.8	(2)
										176.4	182.9
Empower Payments Investor, LLC (15)	Financial communication and payment solutions provider	First lien senior secured loan	8.86%	SOFR (M)	4.50%	03/2024	03/2031		32.8	32.2	32.8	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Evolent Health LLC and Evolent Health, Inc. (15)	Medical technology company focused on value based care services and payment solutions	Series A preferred shares	10.48%	SOFR (Q)	6.00%	01/2023	01/2029	3,834		3.8	4.0	(2)(6)(11)
GHX Ultimate Parent Corporation, Commerce Parent, Inc. and Commerce Topco, LLC (15)	On-demand supply chain automation solutions provider to the healthcare industry	First lien senior secured loan	9.08%	SOFR (Q)	4.75%	12/2024	12/2031		243.5	243.5	241.1	(2)(11)
		Class A units				06/2017		15,706,534		12.9	43.3	(2)
										256.4	284.4
Global Medical Response, Inc. and GMR Buyer Corp.	Emergency air medical services provider	First lien senior secured loan	9.86% (1.25% PIK)	SOFR (M)	5.50%	06/2022	10/2028		41.3	39.3	41.3	(2)(11)(18)
		Series B preferred shares	15.00% PIK			05/2024		126,377		138.6	138.6	(2)
		Warrant to purchase units of common stock				03/2018	03/2028	115,733		0.9	0.4	(2)
		Warrant to purchase units of common stock				12/2021	12/2031	1,927		0.1	—	(2)
		Warrants to purchase shares of common stock				05/2024	05/2031	3,116,642		—	10.2	(2)
										178.9	190.5
HealthEdge Software, Inc. (15)	Provider of financial, administrative and clinical software platforms to the healthcare industry	First lien senior secured loan	9.13%	SOFR (M)	4.75%	07/2024	07/2031		26.5	26.5	26.5	(2)(11)
Honor Technology, Inc.	Nursing and home care provider	Warrant to purchase shares of Series D-2 preferred stock				08/2021	08/2031	133,333		0.1	—	(2)
HuFriedy Group Acquisition LLC (15)	Manufacturer of surgical dental equipment and sterile instruments	First lien senior secured revolving loan				05/2024	05/2030		—	—	—	(2)(11)(13)
		First lien senior secured loan	9.99%	SOFR (Q)	5.50%	05/2024	05/2031		73.4	73.4	73.4	(2)(11)
										73.4	73.4
KBHS Acquisition, LLC (d/b/a Alita Care, LLC) (15)	Provider of behavioral health services	First lien senior secured revolving loan	11.95%	SOFR (A)	6.50%	03/2017	03/2027		2.0	2.0	1.6	(2)(11)
		First lien senior secured revolving loan	13.00%	Base Rate (Q)	5.50%	03/2017	03/2027		0.4	0.4	0.3	(2)(11)
		First lien senior secured revolving loan	9.45%	SOFR (Q)	5.00%	03/2017	03/2027		1.1	1.1	1.0	(2)(11)
										3.5	2.9
Lifescan Global Corporation	Provider of blood glucose monitoring systems for home and hospital use	First lien senior secured loan				05/2022	12/2026		11.4	9.5	3.9	(2)(10)(18)
		Second lien senior secured loan				05/2022	03/2027		0.2	0.2	—	(2)(10)
										9.7	3.9
LivTech Purchaser, Inc. (15)	Provider of senior care end-to-end software, payments and RCM platform	First lien senior secured loan	9.01%	SOFR (S)	4.50%	11/2024	11/2031		4.9	4.9	4.8	(2)(11)
Napa Management Services Corporation and ASP NAPA Holdings, LLC	Anesthesia management services provider	Preferred units	15.00% PIK			06/2020		1,842		0.2	0.2	(2)
		Senior preferred units	8.00% PIK			06/2020		5,320		0.4	0.4	(2)
		Class A units				04/2016		25,277		2.5	3.2	(2)
										3.1	3.8

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Next Holdco, LLC (15)	Provider of electronic medical record and practice management software	First lien senior secured loan	10.27%	SOFR (Q)	5.75%	11/2023	11/2030		6.5	6.5	6.5	(2)(11)
NMN Holdings III Corp. and NMN Holdings LP (15)	Provider of complex rehabilitation technology solutions for patients with mobility loss	First lien senior secured revolving loan	8.88%	SOFR (M)	4.50%	07/2024	07/2031		3.6	3.6	3.6	(2)(11)(14)
		First lien senior secured loan	8.86%	SOFR (M)	4.50%	07/2024	07/2031		247.0	247.0	244.5	(2)(11)
		Partnership units				11/2018		30,000		3.0	8.8	(2)
										253.6	256.9
Nomi Health, Inc.	Provider of software payment services for healthcare industry	First lien senior secured loan	12.84%	SOFR (Q)	8.25%	07/2023	07/2028		11.4	11.4	11.3	(2)(11)
		First lien senior secured loan	12.84%	SOFR (Q)	8.25%	06/2024	07/2028		6.8	6.8	6.8	(2)(11)
		Warrant to purchase shares of Series B preferred stock				07/2023	07/2033	9,941		—	—	(2)
		Warrant to purchase units of Class A common stock				06/2024	06/2034	22,211		—	0.1	(2)
										18.2	18.2
Olympia Acquisition, Inc., Olympia TopCo, L.P., and Asclepius Holdings LLC (5)(15)	Behavioral health and special education platform provider	First lien senior secured loan	14.00% PIK	SOFR (Q)	9.50%	01/2023	02/2027		3.7	3.7	3.7	(2)(11)
		First lien senior secured loan				09/2019	02/2027		64.8	49.3	28.5	(2)(10)
		First lien senior secured loan				02/2022	02/2027		13.2	10.2	5.8	(2)(10)
		Preferred units				07/2021	04/2024	417,189		—	—	(2)
		Preferred stock				02/2022		7,983		3.1	—	(2)
		Class A common units				09/2019		9,549,000		9.5	—	(2)
		Common units				02/2022		7,584		—	—	(2)
										75.8	38.0
OMH-HealthEdge Holdings, LLC (15)	Revenue cycle management provider to the healthcare industry	First lien senior secured loan	10.25%	SOFR (Q)	6.00%	10/2023	10/2029		96.9	96.9	96.9	(2)(11)
Paragon 28, Inc. and Paragon Advanced Technologies, Inc. (15)	Medical device company	First lien senior secured revolving loan	8.59%	SOFR (Q)	4.00%	11/2023	11/2028		0.1	0.1	0.1	(2)(6)(11)
		First lien senior secured loan	11.34%	SOFR (Q)	6.75%	11/2023	11/2028		24.0	24.0	24.0	(2)(6)(11)
										24.1	24.1
Pathway Vet Alliance LLC and Jedi Group Holdings LLC (15)	Veterinary hospital operator	First lien senior secured revolving loan				03/2020	03/2025		—	—	—	(2)(13)
		Second lien senior secured loan	12.22%	SOFR (M)	7.75%	03/2020	03/2028		76.3	76.3	58.8	(2)(11)
		Class R common units				03/2020		6,004,768		6.0	—	(2)
										82.3	58.8
PetVet Care Centers, LLC (15)	Veterinary hospital operator	First lien senior secured loan	10.36%	SOFR (M)	6.00%	11/2023	11/2030		131.4	131.4	122.2	(2)(11)
Premise Health Holding Corp. and OMERS Bluejay Investment Holdings LP (15)	Provider of employer-sponsored onsite health and wellness clinics and pharmacies	First lien senior secured revolving loan				02/2024	03/2030		—	—	—	(2)(11)(13)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured loan	9.82%	SOFR (Q)	5.50%	02/2024	03/2031		54.2	54.2	54.2	(2)(11)
		Class A units				07/2018		9,775		9.8	18.3	(2)
										64.0	72.5
RTI Surgical, Inc. and Pioneer Surgical Technology, Inc. (15)	Manufacturer of biologic, metal and synthetic implants/devices	First lien senior secured revolving loan	11.21%	SOFR (M)	6.75%	07/2020	07/2026		11.6	11.6	11.6	(2)(11)
		First lien senior secured loan	12.09%	SOFR (S)	6.75%	07/2020	07/2026		22.0	22.0	22.0	(2)(11)
										33.6	33.6
SiroMed Physician Services, Inc. and SiroMed Equity Holdings, LLC	Outsourced anesthesia provider	Common units				03/2018		684,854		4.8	1.7	(2)
SM Wellness Holdings, Inc. and SM Holdco, LLC (15)	Breast cancer screening provider	Series D units	8.00% PIK			03/2023		1,127		1.3	1.4	(2)
		Series A units				08/2018		8,041		8.0	8.8	(2)
		Series B units				08/2018		916,795		—	—	(2)
										9.3	10.2
SOC Telemed, Inc. and PSC Spark Holdings, LP	Provider of acute care telemedicine	First lien senior secured loan	11.86% (2.00% PIK)	SOFR (Q)	7.50%	08/2022	08/2027		107.3	104.8	99.8	(2)(11)
		Class A-2 units				08/2022		4,812		4.9	1.9	(2)
		Warrant to purchase units of common stock				08/2022	08/2029	6,118		4.7	3.4	(2)
										114.4	105.1
Surescripts, LLC (15)	Healthcare network for e-prescription routing, patient eligibility checks, and secure exchange of medical records	First lien senior secured loan	8.33%	SOFR (Q)	4.00%	11/2024	11/2031		58.0	58.0	57.5	(2)(11)
Symplr Software Inc. and Symplr Software Intermediate Holdings, Inc. (15)	SaaS based healthcare compliance platform provider	First lien senior secured revolving loan	8.34%	SOFR (Q)	3.75%	12/2020	12/2027		3.7	3.7	3.4	(2)
		First lien senior secured loan	9.19%	SOFR (Q)	4.50%	02/2022	12/2027		28.8	27.9	26.3	(2)(11)(18)
		First lien senior secured loan	9.94%	SOFR (Q)	5.25%	04/2024	12/2027		17.3	17.3	16.1	(2)(11)
		Second lien senior secured loan	12.56%	SOFR (Q)	7.88%	12/2020	12/2028		76.2	76.2	70.9	(2)(11)
		Second lien senior secured loan	14.69% (4.00% PIK)	SOFR (Q)	10.00%	04/2024	12/2028		52.9	52.9	51.9	(2)(11)
		Series C-1 preferred shares	11.00% PIK			06/2021		75,939		118.3	100.5	(2)
		Series C-2 preferred shares	11.00% PIK			06/2021		40,115		59.3	50.3	(2)
		Series C-3 preferred shares	11.00% PIK			10/2021		16,201		23.1	19.6	(2)
										378.7	339.0
Synergy HomeCare Franchising, LLC and NP/Synergy Holdings, LLC (15)	Franchisor of private-pay home care for the elderly	First lien senior secured loan	10.23%	SOFR (Q)	5.75%	04/2018	04/2026		10.9	10.9	10.9	(2)(11)
		Common units				04/2018		550		0.5	1.9
										11.4	12.8
Tempus AI, Inc.	Provider of technology enabled precision medicine solutions	First lien senior secured loan	12.86% (3.25% PIK)	SOFR (Q)	8.25%	09/2022	09/2027		75.0	75.0	75.0	(2)(6)(11)
		First lien senior secured loan	12.86% (3.25% PIK)	SOFR (Q)	8.25%	04/2023	09/2027		21.8	21.8	21.8	(2)(6)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured loan	12.86% (3.25% PIK)	SOFR (Q)	8.25%	10/2023	09/2027		9.3	9.3	9.3	(2)(6)(11)
		Common units				10/2023		60,821		1.9	2.1	(2)(6)(18)
										108.0	108.2
Therapy Brands Holdings LLC	Provider of software solutions for the mental and behavioral health market segments	Second lien senior secured loan	11.22%	SOFR (M)	6.75%	06/2021	05/2029		29.1	29.0	26.2	(2)(11)
U.S. Anesthesia Partners, Inc. & U.S. Anesthesia Partners Holdings, Inc.	Anesthesiology service provider	Second lien senior secured loan	12.17%	SOFR (M)	7.50%	10/2021	10/2029		147.8	147.8	147.8	(2)(11)
		Common stock				12/2021		3,671,429		12.9	8.9	(2)
										160.7	156.7
United Digestive MSO Parent, LLC and Koln Co-Invest Unblocked, LP (15)	Gastroenterology physician group	First lien senior secured revolving loan	10.14%	SOFR (Q)	5.75%	03/2023	03/2029		0.5	0.5	0.5	(2)(11)
		First lien senior secured loan	10.08%	SOFR (Q)	5.75%	03/2023	03/2029		10.2	10.2	10.2	(2)(11)
		Class A interests				03/2023		4,623		4.6	5.9
										15.3	16.6
Viant Medical Holdings, Inc.	Manufacturer of plastic and rubber components for health care equipment	First lien senior secured loan	8.60%	SOFR (Q)	4.00%	10/2024	10/2031		27.6	27.5	27.9	(2)(18)
VPP Intermediate Holdings, LLC and VPP Group Holdings, L.P. (15)	Veterinary hospital operator	First lien senior secured loan	10.21%	SOFR (M)	5.75%	12/2021	12/2027		6.1	6.1	6.1	(2)(11)
		First lien senior secured loan	10.21%	SOFR (M)	5.75%	08/2022	12/2027		9.1	9.1	9.1	(2)(11)
		First lien senior secured loan	10.16%	SOFR (M)	5.75%	08/2023	12/2027		12.4	12.4	12.4	(2)(11)
		First lien senior secured loan	10.27%	SOFR (M)	5.75%	03/2024	12/2027		2.0	2.0	2.0	(2)(11)
		Class A-2 units				12/2021		7,524		7.5	11.9	(2)
		Class A-2 units				03/2023		45		0.1	0.1	(2)
										37.2	41.6
WSHP FC Acquisition LLC and WSHP FC Holdings LLC (15)	Provider of biospecimen products for pharma research	First lien senior secured revolving loan	11.98% (4.00% PIK)	SOFR (Q)	7.50%	03/2018	03/2028		10.2	10.2	9.5	(2)(11)(14)
		First lien senior secured loan	11.98% (4.00% PIK)	SOFR (Q)	7.50%	03/2018	03/2028		33.2	33.2	30.9	(2)(11)
		First lien senior secured loan	11.98% (4.00% PIK)	SOFR (Q)	7.50%	02/2019	03/2028		4.5	4.5	4.2	(2)(11)
		First lien senior secured loan	11.98% (4.00% PIK)	SOFR (Q)	7.50%	08/2019	03/2028		13.9	13.9	12.9	(2)(11)
		First lien senior secured loan	11.98% (4.00% PIK)	SOFR (Q)	7.50%	10/2019	03/2028		10.8	10.7	10.0	(2)(11)
		First lien senior secured loan	11.98% (4.00% PIK)	SOFR (Q)	7.50%	10/2021	03/2028		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	11.98% (4.00% PIK)	SOFR (Q)	7.50%	11/2021	03/2028		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	11.98% (4.00% PIK)	SOFR (Q)	7.50%	07/2022	03/2028		31.2	31.2	29.0	(2)(11)
		Class A preferred units				11/2024		455		0.3	—
		Common units				07/2022		35,299		5.0	3.1
										109.2	99.8

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
										3,333.6	3,211.9		24.05%
Financial Services
Aduro Advisors, LLC (15)	Provider of fund administration services	First lien senior secured loan	9.36%	SOFR (M)	5.00%	07/2024	07/2030		8.3	8.3	8.2	(2)(11)
AQ Sage Buyer, LLC (15)	Provider of actuarial consulting and comprehensive wealth management services	First lien senior secured revolving loan	10.48%	SOFR (Q)	6.00%	05/2022	01/2026		0.4	0.4	0.4	(2)(6)(11)
		First lien senior secured loan	10.48%	SOFR (Q)	6.00%	05/2022	01/2027		3.6	3.6	3.4	(2)(6)(11)
										4.0	3.8
BCC Blueprint Holdings I, LLC and BCC Blueprint Investments, LLC	Provider of comprehensive suite of investment management and wealth planning solutions	First lien senior secured loan	11.25%	SOFR (Q)	6.75%	09/2021	09/2027		0.2	0.2	0.2	(2)(11)
		Senior subordinated loan	9.30% PIK			09/2021	09/2026		6.0	6.0	6.0	(2)
		Common units				09/2021		6,291,539		6.3	6.5	(2)
										12.5	12.7
Beacon Pointe Harmony, LLC (15)	Provider of comprehensive wealth management services	First lien senior secured loan	9.49%	SOFR (Q)	4.75%	12/2021	12/2028		5.5	5.5	5.5	(2)(6)(11)
		First lien senior secured loan	9.21%	SOFR (M)	4.75%	12/2021	12/2028		14.1	14.1	14.1	(2)(6)(11)
		First lien senior secured loan	9.49%	SOFR (Q)	4.75%	07/2023	12/2028		3.8	3.8	3.8	(2)(6)(11)
		First lien senior secured loan	9.18%	SOFR (Q)	4.75%	06/2024	12/2028		2.2	2.2	2.2	(2)(6)(11)
										25.6	25.6
Cliffwater LLC (15)	Provider of alternative investment advisory services	First lien senior secured loan	8.86%	SOFR (M)	4.50%	10/2023	10/2030		4.0	4.0	4.0	(2)(6)(11)
Convera International Holdings Limited and Convera International Financial S.A R.L. (15)	Provider of B2B international payment and FX risk management solutions	First lien senior secured loan	10.48%	SOFR (Q)	6.00%	03/2022	03/2028		0.1	0.1	0.1	(2)(6)(11)
		First lien senior secured loan	10.48%	SOFR (Q)	6.00%	06/2023	03/2028		0.1	0.1	0.1	(2)(6)(11)
		First lien senior secured loan	10.48%	SOFR (Q)	6.00%	11/2024	03/2028		8.8	8.8	8.8	(2)(6)(11)
										9.0	9.0
Corient Holdings, Inc.	Global wealth management firm	Series A preferred stock				05/2023		41,427		41.4	63.1	(2)
CrossCountry Mortgage, LLC and CrossCountry Holdco, LLC	Mortgage company originating loans in the retail and consumer direct channels	Series D preferred units				11/2023		90,577		24.9	28.5
DFC Global Facility Borrower III LLC (15)	Non-bank provider of alternative financial services	First lien senior secured revolving loan	12.15%	SOFR (M)	7.50%	04/2023	04/2028		91.3	98.3	91.4	(2)(6)(9)(11)
eCapital Finance Corp.	Consolidator of commercial finance businesses	Senior subordinated loan	12.25%	SOFR (M)	7.75%	10/2024	12/2025		42.1	41.5	42.1	(2)(6)(11)
		Senior subordinated loan	12.40%	SOFR (M)	7.75%	01/2020	12/2025		56.0	54.9	56.0	(2)(6)(11)
		Senior subordinated loan	12.40%	SOFR (M)	7.75%	11/2020	12/2025		5.4	5.3	5.4	(2)(6)(11)
		Senior subordinated loan	12.19%	SOFR (M)	7.75%	01/2022	12/2025		24.3	23.8	24.3	(2)(6)(11)
		Senior subordinated loan	12.40%	SOFR (M)	7.75%	04/2022	12/2025		55.8	54.7	55.8	(2)(6)(11)
		Senior subordinated loan	12.40%	SOFR (M)	7.75%	10/2023	12/2025		12.3	12.0	12.3	(2)(6)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		Senior subordinated loan	12.97%	SOFR (M)	8.50%	12/2024	12/2025		21.9	21.5	21.9	(2)(6)(11)
										213.7	217.8
Endeavor Bidco LLC and Endeavor TopCo, Inc.	Global securities finance trading platform	First lien senior secured loan	8.58%	SOFR (Q)	4.25%	08/2024	08/2029		6.1	6.1	6.0	(2)(11)
		Class A common units				08/2024		1,859		1.9	1.9
										8.0	7.9
EP Wealth Advisors, LLC	Wealth management and financial planning firm	First lien senior secured loan	8.83%	SOFR (Q)	4.50%	09/2020	09/2029		0.6	0.6	0.6	(2)(11)
		First lien senior secured loan	8.83%	SOFR (Q)	4.50%	11/2022	09/2029		0.2	0.2	0.2	(2)(11)
										0.8	0.8
GTCR F Buyer Corp. and GTCR (D) Investors LP (15)(16)	Provider of end-to-end tech-enabled administrative services to private foundations	First lien senior secured loan	9.33%	SOFR (Q)	5.00%	09/2023	09/2030		5.2	5.2	5.2	(2)(11)
		Limited partnership interests				09/2023		4,764,743		4.8	6.5	(2)
										10.0	11.7
HighTower Holding, LLC	Provider of investment, financial and retirement planning services	Senior subordinated loan	6.75%			06/2022	04/2029		8.1	7.1	8.0	(2)(6)(18)
Ivy Hill Asset Management, L.P. (5)	Asset management services	Member interest				06/2009		100.00%		1,700.5	1,915.3	(6)
Lido Advisors, LLC (15)	Wealth management and financial planning firm	First lien senior secured revolving loan	9.34%	SOFR (M)	5.00%	06/2021	06/2029		0.8	0.8	0.8	(2)(11)(14)
		First lien senior secured loan	9.59%	SOFR (Q)	5.00%	06/2021	06/2029		5.1	5.1	5.1	(2)(11)
		First lien senior secured loan	9.47%	SOFR (Q)	5.00%	06/2023	06/2029		6.0	6.0	6.0	(2)(11)
		First lien senior secured loan	9.49%	SOFR (Q)	5.00%	11/2024	06/2029		2.7	2.7	2.7	(2)(11)
										14.6	14.6
Mai Capital Management Intermediate LLC (15)	Provider of comprehensive wealth management services and registered investment advisor	First lien senior secured revolving loan	9.08%	SOFR (Q)	4.75%	08/2024	08/2031		0.3	0.3	0.2	(2)(6)(11)
		First lien senior secured loan	9.08%	SOFR (M)	4.75%	08/2024	08/2031		9.8	9.8	9.7	(2)(6)(11)
										10.1	9.9
Monica Holdco (US) Inc. (15)	Investment technology and advisory firm	First lien senior secured loan	10.23%	SOFR (Q)	5.75%	01/2021	01/2028		2.5	2.5	2.5	(2)(6)(11)
		First lien senior secured loan	10.08%	SOFR (Q)	5.75%	08/2024	01/2028		2.7	2.7	2.7	(2)(6)(11)
										5.2	5.2
Pathstone Family Office LLC and Kelso XI Tailwind Co-Investment, L.P. (15)(16)	Provider of comprehensive wealth management services and registered investment advisor	First lien senior secured loan	9.46%	SOFR (M)	5.00%	05/2023	05/2029		4.9	4.9	4.9	(2)(6)(11)
		First lien senior secured loan	9.46%	SOFR (M)	5.00%	09/2023	05/2029		8.0	8.0	8.0	(2)(6)(11)
		First lien senior secured loan	9.46%	SOFR (M)	5.00%	06/2024	05/2029		0.3	0.3	0.3	(2)(6)(11)
		First lien senior secured loan	9.46%	SOFR (M)	4.75%	12/2024	05/2029		15.0	15.0	15.0	(2)(6)(11)
		Limited partnership interests				09/2023		1,973,099		2.0	2.5	(6)
										30.2	30.7

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
PCIA SPV-3, LLC and ASE Royal Aggregator, LLC (15)	Provider of comprehensive wealth management services	First lien senior secured loan	9.64%	SOFR (Q)	5.25%	08/2023	08/2029		6.9	6.9	6.9	(2)(6)(11)
		Preferred units				07/2023		6,431,667		6.5	7.5	(6)
										13.4	14.4
PCS MidCo, Inc. and PCS Parent, L.P. (15)	Provider of 401K recordkeeping software solutions	First lien senior secured revolving loan	10.08%	SOFR (Q)	5.75%	03/2024	03/2030		0.8	0.8	0.8	(2)(11)
		First lien senior secured loan	10.12%	SOFR (Q)	5.75%	03/2024	03/2030		8.5	8.5	8.5	(2)(11)
		Class A units				03/2024		785,000		0.8	0.8	(2)
										10.1	10.1
Perigon Wealth Management, LLC, Perigon Wealth Advisors Holdings Company, LLC and CWC Fund I Co-Invest (Prism) LP (15)	Wealth management and financial planning firm	First lien senior secured loan	9.61%	SOFR (M)	5.25%	03/2024	03/2031		2.3	2.3	2.3	(2)(6)(11)
		Limited partnership interest				03/2024		2,374,000		2.4	2.5	(6)
										4.7	4.8
Petrus Buyer, Inc. (15)	Provider of REIT research data and analytics	First lien senior secured loan	9.87%	SOFR (Q)	5.25%	11/2022	10/2029		5.9	5.9	5.9	(2)(11)
Priority Technology Holdings, Inc.	Provider of merchant acquiring and payment processing solutions	Warrant to purchase shares of common stock				04/2021	04/2031	527,226		4.0	6.2	(2)(6)(18)
RFS Opco LLC (15)	Provider of wealth management services	First lien senior secured loan	9.08%	SOFR (Q)	4.75%	04/2024	04/2031		29.5	29.5	29.5	(2)(6)(11)
Rialto Management Group, LLC (15)	Investment and asset management platform focused on real estate	First lien senior secured revolving loan				11/2018	12/2025		—	—	—	(2)(6)(11)(13)
		First lien senior secured loan	9.53%	SOFR (S)	5.00%	12/2024	12/2030		24.8	24.8	24.5	(2)(6)(11)
										24.8	24.5
RWA Wealth Partners, LLC (15)	Provider of comprehensive wealth management services	First lien senior secured loan	9.27%	SOFR (Q)	4.75%	11/2024	11/2030		8.1	8.1	8.1	(2)(6)(11)
Steward Partners Global Advisory, LLC and Steward Partners Investment Advisory, LLC (15)	Wealth management platform	First lien senior secured loan	9.08%	SOFR (Q)	4.75%	12/2023	10/2028		2.7	2.6	2.7	(2)(6)(11)
		First lien senior secured loan	9.80%	SOFR (Q)	5.25%	12/2023	10/2028		0.2	0.2	0.2	(2)(6)(11)
										2.8	2.9
The Edelman Financial Center, LLC	Provider of investment, financial and retirement planning services	Second lien senior secured loan	9.61%	SOFR (M)	5.25%	05/2024	10/2028		0.1	0.1	0.1	(2)(6)(18)
The Mather Group, LLC, TVG-TMG Topco, Inc., and TVG-TMG Holdings, LLC (15)	Provider of comprehensive wealth management services	First lien senior secured revolving loan	12.50%	Base Rate (Q)	5.00%	03/2022	03/2028		0.2	0.2	0.2	(2)(6)(11)
		First lien senior secured loan	10.53%	SOFR (Q)	6.00%	03/2022	03/2028		3.9	3.9	3.9	(2)(6)(11)
		Senior subordinated loan	12.00% PIK			03/2022	03/2029		3.8	3.8	3.7	(2)(6)
		Series A preferred units				03/2022		7,199		7.2	4.0	(2)(6)
		Common units				03/2022		7,199		—	—	(2)(6)
										15.1	11.8

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
The Ultimus Group Midco, LLC, The Ultimus Group, LLC, and The Ultimus Group Aggregator, LP (15)	Provider of asset-servicing capabilities for fund managers	First lien senior secured loan	9.68%	SOFR (Q)	5.25%	03/2024	03/2031		20.7	20.7	20.7	(2)(11)
		Class A preferred units	8.00% PIK			09/2019		1,443		2.3	2.3
		Class A common units				02/2019		245		0.2	3.8
		Class B common units				02/2019		2,167,424		—	—
		Class B common units				02/2019		245,194		—	—
										23.2	26.8
TPG IX Cardiff CI II, L.P.	Provider of comprehensive wealth management services	Limited partnership interest				11/2024		5,719,511		5.8	5.7	(2)(6)
Waverly Advisors, LLC and WAAM Topco, LLC (15)	Wealth management and financial planning firm	First lien senior secured loan	9.98%	SOFR (Q)	5.50%	03/2022	03/2028		0.7	0.7	0.7	(2)(6)(11)
		First lien senior secured loan	9.73%	SOFR (Q)	5.25%	03/2024	03/2028		4.3	4.3	4.3	(2)(6)(11)
		Class A units				06/2023		1,432,867		1.7	3.0	(6)
										6.7	8.0
Wealth Enhancement Group, LLC (15)	Wealth management and financial planning firm	First lien senior secured loan	9.57%	SOFR (Q)	5.00%	10/2019	10/2028		0.5	0.5	0.5	(2)(11)
		First lien senior secured loan	9.50%	SOFR (Q)	5.00%	11/2020	10/2028		1.9	1.9	1.9	(2)(11)
		First lien senior secured loan	9.56%	SOFR (Q)	5.00%	06/2021	10/2028		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	9.55%	SOFR (Q)	5.00%	08/2021	10/2028		0.9	0.9	0.9	(2)(11)
		First lien senior secured loan	9.44%	SOFR (Q)	5.00%	02/2024	10/2028		12.0	12.0	12.0	(2)(11)
										15.4	15.4
Wellington-Altus Financial Inc. (15)(16)	Wealth management and advisory firm	First lien senior secured loan	9.11%	CORRA (Q)	5.00%	08/2024	08/2030		0.8	0.8	0.8	(2)(6)(11)
		Common stock				08/2024		46,562		1.6	1.6	(2)(6)
										2.4	2.4

										2,400.2	2,644.8		19.81%
Commercial and Professional Services
Accommodations Plus Technologies LLC and Accommodations Plus Technologies Holdings LLC (15)	Provider of outsourced crew accommodations and logistics management solutions to the airline industry	Class A common units				05/2018		236,358		4.3	44.3
Aero Operating LLC	Provider of snow removal and melting service for airports and marine terminals	First lien senior secured loan	13.74%	SOFR (Q)	9.00%	02/2020	02/2026		36.2	36.2	30.8	(2)(11)
		First lien senior secured loan	13.59%	SOFR (Q)	9.00%	12/2021	02/2026		1.1	1.1	1.0	(2)(11)
										37.3	31.8
AI Fire Buyer, Inc. and AI Fire Parent LLC (15)	Provider of fire safety and life safety services	First lien senior secured revolving loan	12.00%	Base Rate (Q)	4.50%	03/2021	03/2027		1.1	1.1	1.1	(2)(11)(14)
		First lien senior secured loan	10.46%	SOFR (Q)	5.50%	03/2021	03/2027		3.9	3.9	3.9	(2)(11)
		First lien senior secured loan	10.17%	SOFR (Q)	5.50%	06/2022	03/2027		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	10.66%	SOFR (S)	5.75%	11/2023	03/2027		6.2	6.2	6.2	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		Second lien senior secured loan	14.97% PIK	SOFR (Q)	10.75%	03/2021	09/2027		62.8	62.8	62.8	(2)(11)
		Second lien senior secured loan	15.25% PIK	SOFR (Q)	10.75%	05/2022	09/2027		14.2	14.2	14.2	(2)(11)
		Second lien senior secured loan	15.24% PIK	SOFR (S)	10.75%	06/2022	09/2027		13.7	13.7	13.7	(2)(11)
		Common units				03/2021		46,990		4.7	17.9	(2)
										106.7	119.9
Aldinger Company Inc (15)	Provider of outsourced calibration and repair services	First lien senior secured loan	9.61%	SOFR (M)	5.25%	07/2024	07/2027		32.0	32.0	31.7	(2)(11)
AMCP Clean Acquisition Company, LLC (15)	Provider of commercial laundry services	First lien senior secured loan	9.08%	SOFR (Q)	4.75%	02/2024	06/2028		10.3	10.2	10.3	(2)(11)
		First lien senior secured loan	9.08%	SOFR (M)	4.75%	11/2024	06/2028		0.4	0.3	0.3	(2)(11)
										10.5	10.6
Applied Technical Services, LLC (15)	Provider engineering, testing, and inspection services to various industrial, commercial and consumer customers	First lien senior secured revolving loan	12.25%	Base Rate (Q)	4.75%	05/2022	12/2026		6.6	6.5	6.5	(2)(11)
		First lien senior secured loan	10.23%	SOFR (Q)	5.75%	05/2022	12/2026		1.0	1.0	1.0	(2)(11)
		First lien senior secured loan	10.48%	SOFR (Q)	6.00%	09/2023	12/2026		2.8	2.7	2.7	(2)(11)
		First lien senior secured loan	10.23%	SOFR (Q)	5.75%	01/2024	12/2026		2.6	2.5	2.5	(2)(11)
										12.7	12.7
Argenbright Holdings V, LLC, Amberstone Security Group Limited, Unifi Aviation North America LLC and Unifi Aviation Canada, Inc. (15)	Provider of outsourced security guard services, outsourced facilities management and outsourced aviation services	First lien senior secured loan	10.06%	SOFR (Q)	5.25%	04/2024	09/2028		53.2	53.2	53.2	(2)(6)(11)
		Senior subordinated loan	13.99% (7.00% PIK)	SOFR (Q)	9.25%	11/2021	11/2028		0.7	0.7	0.7	(2)(6)(11)
		Senior subordinated loan	12.75%	SOFR (Q)	8.25%	11/2021	11/2028		1.4	1.4	1.4	(2)(6)(11)
		Senior subordinated loan	13.96% (7.00% PIK)	SOFR (Q)	9.25%	08/2022	11/2028		6.8	6.7	6.8	(2)(6)(11)
										62.0	62.1
ATI Restoration, LLC (15)	Provider of disaster recovery services	First lien senior secured revolving loan	10.22%	SOFR (Q)	5.50%	07/2020	07/2026		8.7	8.7	8.5	(2)(11)(14)
		First lien senior secured loan	10.17%	SOFR (Q)	5.50%	07/2020	07/2026		32.3	32.3	31.7	(2)(11)
		First lien senior secured loan	10.09%	SOFR (M)	5.50%	05/2022	07/2026		47.9	47.9	46.9	(2)(11)
		First lien senior secured loan	10.14%	SOFR (Q)	5.50%	09/2023	07/2026		10.4	10.4	10.2	(2)(11)
										99.3	97.3
Capstone Acquisition Holdings, Inc., Capstone Logistics Holdings, Inc. and Capstone Parent Holdings, LP (15)	Outsourced supply chain solutions provider to operators of distribution centers	First lien senior secured revolving loan				08/2024	05/2029		—	—	—	(2)(11)(13)
		First lien senior secured loan	8.96%	SOFR (M)	4.50%	08/2024	11/2029		6.6	6.6	6.6	(2)(11)
		Second lien senior secured loan	12.96%	SOFR (M)	8.50%	08/2024	11/2030		87.5	87.5	87.5	(2)(11)
		Class A units				11/2020		10,581		7.3	16.0	(2)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
										101.4	110.1
Compex Legal Services, Inc. (15)	Provider of outsourced litigated and non-litigated medical records retrieval services	First lien senior secured revolving loan	10.11%	SOFR (Q)	5.45%	05/2022	02/2025		1.8	1.8	1.8	(2)(11)
		First lien senior secured loan	10.73%	SOFR (Q)	6.00%	07/2023	02/2026		1.9	1.9	1.9	(2)(11)
										3.7	3.7
Dorado Bidco, Inc. (15)	Provider of consumer and market insights for the food and beverage industry	First lien senior secured loan	9.08%	SOFR (S)	4.50%	09/2024	09/2031		6.8	6.8	6.7	(2)(11)
DP Flores Holdings, LLC (15)	Benefits administrator of tax-advantaged reimbursement plans	First lien senior secured loan	10.83% (3.00% PIK)	SOFR (Q)	6.50%	09/2024	09/2030		27.3	27.3	26.7	(2)(11)
Drogon Bidco Inc. & Drogon Aggregator LP (15)	Provider of fire safety and life safety services	First lien senior secured loan	9.36%	SOFR (M)	5.00%	08/2024	08/2031		19.8	19.8	19.7	(2)(11)
		Class A-2 common units				08/2024		1,850,000		1.9	2.8	(2)
										21.7	22.5
DTI Holdco, Inc. and OPE DTI Holdings, Inc.	Provider of legal process outsourcing and managed services	Class A common stock				08/2014		7,500		7.5	16.1	(2)
		Class B common stock				08/2014		7,500		—	—	(2)
										7.5	16.1
Duraserv LLC (15)	Provider of commercial loading dock maintenance and remodeling services	First lien senior secured loan	8.90%	SOFR (M)	4.50%	06/2024	06/2031		25.3	25.3	25.3	(2)(11)
Elevation Services Parent Holdings, LLC (15)	Elevator service platform	First lien senior secured revolving loan	10.68%	SOFR (Q)	6.00%	12/2020	12/2026		2.2	2.2	2.1	(2)(11)(14)
		First lien senior secured loan	10.74%	SOFR (Q)	6.00%	12/2020	12/2026		10.0	10.0	9.6	(2)(11)
		First lien senior secured loan	10.68%	SOFR (Q)	6.00%	05/2022	12/2026		14.0	14.0	13.4	(2)(11)
										26.2	25.1
FlyWheel Acquireco, Inc. (15)	Professional employer organization offering human resources, compliance and risk management services	First lien senior secured revolving loan	10.86%	SOFR (M)	6.50%	05/2023	05/2028		5.5	5.5	5.5	(2)(11)
		First lien senior secured loan	10.86%	SOFR (M)	6.50%	05/2023	05/2030		52.0	52.0	52.0	(2)(11)
										57.5	57.5
HH-Stella, Inc. and Bedrock Parent Holdings, LP (15)	Provider of municipal solid waste transfer management services	First lien senior secured revolving loan	9.98%	SOFR (Q)	5.50%	04/2021	04/2027		1.3	1.3	1.3	(2)(11)(14)
		First lien senior secured loan	9.98%	SOFR (Q)	5.50%	04/2021	04/2028		8.8	8.8	8.8	(2)(11)
		First lien senior secured loan	9.99%	SOFR (Q)	5.50%	09/2023	04/2028		21.8	21.8	21.8	(2)(11)
		First lien senior secured loan	9.98%	SOFR (Q)	5.50%	04/2024	04/2028		4.4	4.4	4.4	(2)(11)
		Class A units				04/2021		32,982		3.3	3.3	(2)
										39.6	39.6
HP RSS Buyer, Inc. (15)	Provider of road striping, and road safety related services	First lien senior secured loan	9.33%	SOFR (Q)	5.00%	12/2023	12/2029		17.0	17.0	17.0	(2)(11)
		First lien senior secured loan	9.08%	SOFR (Q)	4.75%	03/2024	12/2029		1.8	1.8	1.8	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
										18.8	18.8
IRI Group Holdings, Inc., Circana, LLC and IRI-NPD Co-Invest Aggregator, L.P. (15)	Market research company focused on the consumer packaged goods industry	First lien senior secured revolving loan	9.36%	SOFR (M)	5.00%	08/2022	12/2027		2.9	2.9	2.9	(2)(11)(14)
		First lien senior secured loan	9.69%	SOFR (Q)	5.00%	08/2022	12/2028		150.7	150.7	150.7	(2)(11)
										153.6	153.6
ISQ Hawkeye Holdco, Inc. and ISQ Hawkeye Holdings, L.P. (15)	Provider of commercial and industrial waste processing and disposal services	First lien senior secured revolving loan	11.25%	Base Rate (Q)	3.75%	08/2022	08/2030		0.7	0.7	0.7	(2)(11)(14)
		First lien senior secured loan	9.13%	SOFR (M)	4.75%	08/2022	08/2031		4.9	4.9	4.9	(2)(11)
		First lien senior secured loan	9.25%	SOFR (M)	4.75%	08/2024	08/2031		3.9	3.9	3.9	(2)(11)
		Class A units				09/2022		12,501		12.5	19.8	(2)
										22.0	29.3
Kellermeyer Bergensons Services, LLC and KBS TopCo, LLC (15)	Provider of janitorial and facilities management services	First lien senior secured loan	9.99% (3.50% PIK)	SOFR (Q)	5.25%	11/2019	11/2028		41.9	41.9	41.9	(2)(11)
		First lien senior secured loan	12.74% (7.00% PIK)	SOFR (Q)	8.00%	12/2023	11/2028		13.8	13.0	13.8	(2)(11)
		Preferred units				03/2024		4,042,767		7.7	1.4	(2)
		Class A common units				03/2024		4,042,767		—	—	(2)
										62.6	57.1
Kings Buyer, LLC (15)	Provider of comprehensive outsourced waste management consolidation services	First lien senior secured revolving loan	11.50%	Base Rate (Q)	4.00%	09/2023	10/2027		0.4	0.4	0.4	(2)(11)
		First lien senior secured loan	9.68%	SOFR (Q)	5.25%	09/2023	10/2027		16.3	16.3	16.3	(2)(11)
										16.7	16.7
KPS Global LLC and Cool Group LLC (15)	Manufacturer of walk-in cooler and freezer systems	First lien senior secured loan	9.11%	SOFR (M)	4.75%	09/2024	09/2030		5.2	5.2	5.1	(2)(11)
Laboratories Bidco LLC and Laboratories Topco LLC (15)	Lab testing services for nicotine containing products	First lien senior secured revolving loan	10.23% (4.00% PIK)	SOFR (Q)	5.75%	07/2021	07/2029		0.6	0.6	0.5	(2)(11)
		First lien senior secured revolving loan	12.25% (4.00% PIK)	Base Rate (Q)	4.75%	07/2021	07/2029		9.5	9.5	7.6	(2)(11)
		First lien senior secured loan	9.07% (4.00% PIK)	CORRA (Q)	6.50%	10/2019	07/2029		22.6	24.5	18.1	(2)(11)
		First lien senior secured loan	10.23% (4.00% PIK)	SOFR (Q)	5.75%	10/2019	07/2029		17.0	17.0	13.6	(2)(11)
		First lien senior secured loan	10.23% (4.00% PIK)	SOFR (Q)	5.75%	10/2020	07/2029		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	10.23% (4.00% PIK)	SOFR (Q)	5.75%	07/2021	07/2029		4.5	4.5	3.6	(2)(11)
		Class A units				07/2021		3,099,335		4.6	—	(2)
										60.8	43.5
LBC Woodlands Purchaser LLC and LBC Woodlands Holdings LP (15)	Provider of human resources and workforce management solutions	First lien senior secured loan	10.09%	SOFR (S)	5.00%	07/2024	07/2031		19.1	19.1	18.8	(2)(11)
		Class A common units				07/2024		1,205,000		1.2	1.1	(2)
										20.3	19.9

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Lightbeam Bidco, Inc. (15)	Provider of yard management services	First lien senior secured revolving loan				05/2023	05/2029		—	—	—	(2)(11)(13)
		First lien senior secured loan	9.33%	SOFR (Q)	5.00%	05/2023	05/2030		5.2	5.2	5.2	(2)(11)
		First lien senior secured loan	9.37%	SOFR (Q)	5.00%	11/2023	05/2030		3.4	3.4	3.4	(2)(11)
										8.6	8.6
LJP Purchaser, Inc. and LJP Topco, LP (15)	Provider of non-hazardous solid waste and recycling services	First lien senior secured loan	10.68%	SOFR (M)	6.25%	09/2022	09/2028		9.6	9.6	9.6	(2)(11)
		Class A units	8.00% PIK			09/2022		5,098,000		6.2	6.8	(2)
										15.8	16.4
Microstar Logistics LLC, Microstar Global Asset Management LLC, MStar Holding Corporation and Kegstar USA Inc.	Keg management solutions provider	First lien senior secured loan	11.83%	SOFR (Q)	7.50%	12/2024	12/2029		68.1	68.1	67.4	(2)(11)
		First lien senior secured loan	11.83%	SOFR (Q)	7.50%	12/2024	12/2029		68.1	68.1	67.4	(2)(11)
		Series A preferred stock	20.00% PIK			08/2020		1,507		2.1	3.5	(2)
		Series B preferred stock	19.00% PIK			09/2023		12,000		15.2	16.8	(2)
		Common stock				12/2012		54,710		4.9	10.3	(2)
										158.4	165.4
NAS, LLC and Nationwide Marketing Group, LLC (15)	Buying and marketing services organization for appliance, furniture and consumer electronics dealers	First lien senior secured revolving loan	11.21%	SOFR (Q)	6.50%	11/2020	06/2025		1.5	1.5	1.5	(2)(11)
		First lien senior secured loan	11.24%	SOFR (Q)	6.50%	11/2020	06/2025		6.1	6.1	6.0	(2)(11)
		First lien senior secured loan	11.24%	SOFR (Q)	6.50%	12/2021	06/2025		2.3	2.3	2.2	(2)(11)
		First lien senior secured loan	11.24%	SOFR (Q)	6.50%	05/2022	06/2025		1.3	1.3	1.3	(2)(11)
										11.2	11.0
NBLY 2021-1 and KKR Nest Co-Invest L.P.	Operator of multiple franchise concepts primarily related to home maintenance or repairs	Limited partner interest				09/2021		9,725,000		9.7	12.1	(2)
Neptune Bidco US Inc. and Elliott Metron Co-Investor Aggregator L.P. (15)	Provider of audience insights, data and analytics to entertainment industry	First lien senior secured revolving loan				10/2022	10/2027		—	—	—	(2)(13)
		First lien senior secured loan	9.51%	SOFR (Q)	4.75%	10/2022	10/2028		80.7	76.2	72.1	(2)(11)(18)
		First lien senior secured loan	9.76%	SOFR (Q)	5.00%	10/2022	04/2029		97.8	91.8	87.5	(2)(11)(18)
		First lien senior secured notes	9.29%			11/2022	04/2029		52.8	51.8	49.1	(2)(18)
		Second lien senior secured loan	14.51%	SOFR (Q)	9.75%	10/2022	10/2029		227.5	227.4	216.2	(2)(11)
		Limited partnership interests				10/2022		4,040,000		4.1	6.1	(2)
										451.3	431.0
North Haven Stack Buyer, LLC (15)	Provider of environmental testing services	First lien senior secured revolving loan	9.71%	SOFR (Q)	5.25%	07/2021	07/2027		1.3	1.3	1.3	(2)(11)
		First lien senior secured loan	9.78%	SOFR (Q)	5.25%	07/2021	07/2027		9.7	9.7	9.7	(2)(11)
		First lien senior secured loan	9.58%	SOFR (Q)	5.25%	08/2023	07/2027		4.0	4.0	4.0	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured loan	9.74%	SOFR (Q)	5.25%	06/2024	07/2027		2.2	2.2	2.2	(2)(11)
		First lien senior secured loan	9.36%	SOFR (Q)	5.00%	06/2024	07/2027		3.9	3.8	3.9	(2)(11)
										21.0	21.1
Priority Waste Holdings LLC, Priority Waste Holdings Indiana LLC and Priority Waste Super Holdings, LLC	Solid waste services provider	First lien senior secured loan	12.59% (2.00% PIK)	SOFR (Q)	8.00%	08/2023	08/2029		34.5	34.1	32.8	(2)(11)
		First lien senior secured loan	12.59% (2.00% PIK)	SOFR (Q)	8.00%	06/2024	08/2029		11.0	10.2	10.4	(2)(11)
		Warrant to purchase units of Class A common units				08/2023	08/2036	38,235		0.6	6.0	(2)
		Warrant to purchase units of Class A common units				06/2024	06/2036	6,400		0.9	1.0	(2)
										45.8	50.2
Pritchard Industries, LLC and LJ Pritchard TopCo Holdings, LLC (15)	Provider of janitorial and facilities management services	First lien senior secured loan	10.28%	SOFR (Q)	5.75%	10/2021	10/2027		67.0	67.0	65.9	(2)(11)
		First lien senior secured loan	10.53%	SOFR (S)	6.00%	11/2023	10/2027		12.2	12.2	12.2	(2)(11)
		Class A units				10/2021		8,749,201		9.0	7.7	(2)
										88.2	85.8
PS Operating Company LLC and PS Op Holdings LLC (5)(15)	Specialty distributor and solutions provider to the swine and poultry markets	First lien senior secured revolving loan				12/2021	12/2026		6.8	6.4	2.6	(2)(10)
		First lien senior secured loan				12/2021	12/2026		17.2	15.5	6.5	(2)(10)
		Common unit				12/2021		279,200		7.4	—	(2)
										29.3	9.1
PSC Parent, Inc. (15)	Provider of operational services for US petrochemical and refining companies	First lien senior secured revolving loan	9.64%	SOFR (M)	5.25%	04/2024	04/2030		3.4	3.4	3.4	(2)(11)(14)
		First lien senior secured loan	9.71%	SOFR (M)	5.25%	04/2024	04/2031		49.4	49.4	49.4	(2)(11)
										52.8	52.8
PYE-Barker Fire & Safety, LLC (15)	Provider of fire protection services and products	First lien senior secured revolving loan	8.83%	SOFR (Q)	4.50%	05/2024	05/2030		0.5	0.5	0.5	(2)(11)
		First lien senior secured loan	8.83%	SOFR (Q)	4.50%	05/2024	05/2031		12.7	12.7	12.7	(2)(11)
										13.2	13.2
R2 Acquisition Corp.	Marketing services	Common stock				05/2007		250,000		0.2	0.3	(2)
RC V Tecmo Investor LLC	Technology based aggregator for facility maintenance services	Common member units				08/2020		9,624,000		8.3	16.0	(2)
RE Community Holdings GP, LLC and RE Community Holdings, LP	Operator of municipal recycling facilities	Limited partnership interest				03/2011		2.49%		—	—	(2)
		Limited partnership interest				03/2011		2.86%		—	—	(2)
										—	—
Registrar Intermediate, LLC and PSP Registrar Co-Investment Fund, L.P. (15)	Provider of FDA registration and consulting services	First lien senior secured revolving loan	9.55%	SOFR (M)	5.00%	08/2021	08/2027		5.4	5.4	5.4	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured loan	9.66%	SOFR (Q)	5.00%	08/2021	08/2027		2.7	2.7	2.7	(2)(11)
		Limited partner interests				08/2021		1.13%		2.7	2.7	(2)
										10.8	10.8
Research Now Group, LLC and Dynata, LLC and New Insight Holdings, Inc.	Provider of outsourced data collection to the market research industry	Common units				07/2024		49		—	—	(2)
		Warrants to purchase shares of common stock				07/2024	07/2028	142		—	—	(2)
										—	—
Rodeo AcquisitionCo LLC (15)	Provider of food inspection and recovery services	First lien senior secured revolving loan	10.17%	SOFR (Q)	5.50%	07/2021	07/2027		1.0	1.0	1.0	(2)(11)
		First lien senior secured loan	10.16%	SOFR (Q)	5.50%	07/2021	07/2027		16.6	16.6	16.6	(2)(11)
										17.6	17.6
Saturn Purchaser Corp.	Private aviation management company	First lien senior secured loan	9.81%	SOFR (Q)	5.25%	07/2023	07/2029		1.7	1.7	1.7	(2)(11)
Schill Landscaping and Lawn Care Services LLC, Tender Lawn Care ULC and Landscape Parallel Partners, L.P. (15)(16)	Provider of landscape design and planning, and snow removal services	First lien senior secured revolving loan	10.21%	SOFR (M)	5.75%	12/2021	12/2027		0.6	0.6	0.6	(2)(11)
		First lien senior secured loan	10.21%	SOFR (M)	5.75%	12/2021	12/2027		3.4	3.4	3.4	(2)(11)
		Class A units				12/2021		8,464		21.5	31.4	(2)
										25.5	35.4
Shermco Intermediate Holdings, Inc. (15)	Provider of electrician services	First lien senior secured revolving loan	9.90%	SOFR (Q)	5.00%	05/2022	12/2026		2.3	2.2	2.3	(2)
		First lien senior secured loan	10.09%	SOFR (S)	5.00%	05/2022	12/2026		5.1	5.1	5.1	(2)(11)
		First lien senior secured loan	9.60%	SOFR (S)	5.00%	09/2023	12/2026		1.3	1.3	1.3	(2)(11)
										8.6	8.7
SSE Buyer, Inc., Supply Source Enterprises, Inc., Impact Products LLC, The Safety Zone, LLC and SSE Parent, LP	Manufacturer and distributor of personal protection equipment, commercial cleaning, maintenance and safety products	Limited partnership class A-1 units				06/2020		2,173		1.1	—	(2)
		Limited partnership class A-2 units				06/2020		2,173		1.1	—	(2)
										2.2	—
Startec Equity, LLC (5)	Communication services	Member interest				04/2010		190,581		—	—
SV Newco 2, Inc. and Site 2020 Incorporated (15)	Provider of outsourced traffic control safety services	First lien senior secured loan	9.26%	SOFR (Q)	4.75%	05/2024	06/2031		22.5	22.5	22.5	(2)(6)(11)
Systems Planning and Analysis, Inc. (15)	Provider of systems engineering and technical assistance	First lien senior secured loan	9.28%	SOFR (S)	5.00%	05/2022	08/2027		1.0	1.0	1.0	(2)(11)
The Hiller Companies, LLC (15)	Provider of fire protection and life safety products	First lien senior secured loan	9.36%	SOFR (M)	5.00%	06/2024	06/2030		41.5	41.5	41.5	(2)(11)
Thermostat Purchaser III, Inc. (15)	Provider of commercial HVAC equipment maintenance and repair services	First lien senior secured revolving loan	8.11%	SOFR (Q)	3.50%	08/2021	08/2028		2.4	2.4	2.4	(2)(14)
		First lien senior secured revolving loan	10.00%	Base Rate (Q)	2.50%	08/2021	08/2028		1.2	1.2	1.2	(2)(14)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		Second lien senior secured loan	11.91%	SOFR (Q)	7.25%	08/2021	08/2029		23.0	23.0	23.0	(2)(11)
										26.6	26.6
TSS Buyer, LLC (15)	Provider of outsourced testing, inspection, certification, and compliance services to healthcare and life sciences end markets	First lien senior secured loan	10.23%	SOFR (M)	5.50%	07/2023	06/2029		2.1	2.1	2.1	(2)(11)
UP Intermediate II LLC and UPBW Blocker LLC (15)	Provider of essential mechanical, electrical and plumbing services to commercial customers	First lien senior secured revolving loan				03/2024	03/2030		—	—	—	(2)(11)(13)
		First lien senior secured loan	9.58%	SOFR (Q)	5.25%	03/2024	03/2031		4.8	4.8	4.8	(2)(11)
		Common units				03/2024		60,470		6.0	5.5	(2)
		Common units				09/2024		3,918		0.3	0.4	(2)
										11.1	10.7
Valcourt Holdings II, LLC and Jobs Holdings, Inc. (15)	Provider of window cleaning and building facade maintenance and restoration services	First lien senior secured loan	10.43%	SOFR (Q)	5.75%	11/2023	11/2029		55.9	55.9	55.9	(2)(11)
Visual Edge Technology, Inc. (5)(15)	Provider of outsourced office solutions with a focus on printer and copier equipment and other parts and supplies	First lien senior secured loan	11.66% (1.25% PIK)	SOFR (Q)	7.00%	07/2023	12/2025		33.6	33.3	33.6	(2)(11)
		Senior preferred stock	10.00% PIK			07/2023		4,737		47.2	45.1	(2)
		Junior preferred stock				07/2023		6,600		—	—	(2)
		Warrant to purchase shares of common stock				08/2017	08/2030	10,358,572		3.9	—	(2)
										84.4	78.7
VRC Companies, LLC (15)	Provider of records and information management services	Senior subordinated loan	12.00% (2.00% PIK)			05/2022	06/2028		5.2	5.3	5.2	(2)
W.S. Connelly & Co., LLC and WSC Ultimate Holdings, LLC (15)	Provider of agronomics products for landscapers, contractors and golf course end users	First lien senior secured loan	9.58%	SOFR (Q)	5.25%	05/2024	05/2030		17.3	17.3	17.1	(2)(11)
		Class A preferred units	10.00% PIK			05/2024		9,260		1.0	0.9
		Class A common units				05/2024		862		—	—
										18.3	18.0
Wash Encore Holdings, LLC	Provider of outsourced healthcare linen management solutions	First lien senior secured loan	10.96%	SOFR (M)	6.50%	07/2021	07/2027		96.5	96.5	96.5	(2)(11)
		First lien senior secured loan	10.96%	SOFR (M)	6.50%	07/2024	07/2027		16.6	16.4	16.6	(2)(11)
										112.9	113.1
XIFIN, Inc. and ACP Charger Co-Invest LLC (15)	Revenue cycle management provider to labs	First lien senior secured revolving loan	11.23%	SOFR (Q)	6.75%	02/2020	02/2026		5.7	5.7	5.3	(2)(11)
		First lien senior secured loan	11.23%	SOFR (Q)	6.75%	07/2021	02/2026		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	11.23%	SOFR (Q)	6.75%	12/2021	02/2026		37.0	36.8	34.4	(2)(11)
		Class A units				02/2020		180,000		1.8	1.7	(2)
		Class B units				12/2021		46,363		0.9	0.8	(2)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		Class C units				06/2024		238		0.2	0.2	(2)
										45.5	42.5
Zinc Buyer Corporation and Marmic Fire & Safety Co., Inc. (15)	Provider of recurring fire protection services	First lien senior secured revolving loan				07/2024	07/2031		—	—	—	(2)(11)(13)
		First lien senior secured loan	9.08%	SOFR (Q)	4.75%	07/2024	07/2031		37.7	37.7	37.3	(2)(11)
										37.7	37.3

										2,486.8	2,510.0		18.80%
Insurance
Accession Risk Management Group, Inc. and RSC Insurance Brokerage, Inc. (15)	Insurance broker	First lien senior secured loan	9.32%	SOFR (Q)	4.75%	11/2019	11/2029		37.6	37.5	37.6	(2)(11)
		First lien senior secured loan	9.26%	SOFR (Q)	4.75%	08/2023	11/2029		10.2	10.3	10.2	(2)(11)
		First lien senior secured loan	9.15%	SOFR (Q)	4.75%	11/2023	11/2029		0.3	0.3	0.3	(2)(11)
		First lien senior secured loan	9.33%	SOFR (Q)	4.75%	08/2024	11/2029		2.2	2.2	2.2	(2)(11)
										50.3	50.3
Acrisure, LLC	Independent property and casualty insurance brokerage	First lien senior secured loan	7.36%	SOFR (M)	3.00%	10/2023	11/2030		0.2	0.2	0.2	(2)(18)
Alera Group, Inc. (15)	Insurance service provider	First lien senior secured loan	9.61%	SOFR (M)	5.25%	09/2021	10/2028		46.0	46.0	46.0	(2)(11)
		First lien senior secured loan	10.09%	SOFR (M)	5.75%	11/2023	10/2028		11.3	11.3	11.3	(2)(11)
										57.3	57.3
AQ Sunshine, Inc. (15)	Specialized insurance broker	First lien senior secured revolving loan	9.58%	SOFR (Q)	5.25%	07/2024	07/2030		1.1	1.1	1.0	(2)(11)(14)
		First lien senior secured loan	10.33%	SOFR (Q)	5.25%	07/2024	07/2031		102.7	102.7	101.7	(2)(11)
										103.8	102.7
Ardonagh Midco 2 plc and Ardonagh Midco 3 plc	Insurance broker and underwriting servicer	First lien senior secured loan	8.39%	Euribor (S)	4.75%	02/2024	02/2031		25.2	26.3	25.2	(2)(6)
		First lien senior secured loan	9.90%	SOFR (S)	4.75%	02/2024	02/2031		76.6	76.6	76.6	(2)(6)(11)
										102.9	101.8
Benecon Midco II LLC and Benecon Holdings, LLC (15)	Employee benefits provider for small and mid-size employers	First lien senior secured loan	9.82%	SOFR (Q)	5.50%	01/2024	01/2031		83.1	83.1	83.1	(2)(11)
		Class A units				01/2024		7,796,550		27.1	28.9
										110.2	112.0
Captive Resources Midco, LLC (15)	Provider of independent consulting services to member-owned group captives	First lien senior secured loan	9.11%	SOFR (M)	4.75%	07/2022	07/2029		6.0	6.0	6.0	(2)(11)
Daylight Beta Parent LLC and CFCo, LLC (4)	Health insurance sales platform provider	First lien senior secured loan				09/2023	09/2033		13.2	12.0	2.5	(2)(10)
		First lien senior secured loan				09/2023	09/2038		20.8	0.5	—	(2)
		Class B units				09/2023		32,391,330		—	—	(2)
										12.5	2.5
Diamond Mezzanine 24 LLC (15)	Property and casualty insurance underwriting and distribution platform	First lien senior secured revolving loan	11.50%	Base Rate (Q)	4.00%	10/2024	10/2030		1.0	1.0	1.0	(2)(11)
		First lien senior secured loan	9.59%	SOFR (Q)	5.00%	10/2024	10/2030		14.0	14.0	13.8	(2)(11)
										15.0	14.8

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
DOXA Insurance Holdings LLC and Rocket Co-Invest, SLP (15)(16)	Managing general agent insurance distribution platform	First lien senior secured loan	9.67%	SOFR (Q)	5.25%	12/2023	12/2030		17.1	17.1	17.1	(2)(6)(11)
		Limited partnership interest				03/2024		1,348,309		1.3	1.8	(2)(6)
										18.4	18.9
Foundation Risk Partners, Corp. (15)	Full service independent insurance agency	First lien senior secured loan	9.58%	SOFR (Q)	5.25%	10/2021	10/2030		78.6	78.6	78.6	(2)(11)
		First lien senior secured loan	9.58%	SOFR (Q)	5.25%	04/2022	10/2030		9.3	9.3	9.3	(2)(11)
		First lien senior secured loan	9.58%	SOFR (Q)	5.25%	11/2023	10/2030		17.4	17.4	17.4	(2)(11)
		First lien senior secured loan	9.58%	SOFR (Q)	5.25%	05/2024	10/2030		8.4	8.4	8.4	(2)(11)
										113.7	113.7
Galway Borrower LLC (15)	Insurance service provider	First lien senior secured revolving loan	8.82%	SOFR (Q)	4.50%	09/2021	09/2028		0.9	0.9	0.9	(2)(11)(14)
		First lien senior secured loan	8.83%	SOFR (S)	4.50%	09/2021	09/2028		31.3	31.3	31.3	(2)(11)
										32.2	32.2
Gestion ABS Bidco Inc. / ABS Bidco Holdings Inc. (15)	Insurance broker	First lien senior secured loan	8.54%	CORRA (Q)	5.25%	03/2024	03/2031		9.3	9.8	9.3	(2)(6)(11)
Higginbotham Insurance Agency, Inc. (15)	Independent retail insurance broker	First lien senior secured loan	8.86%	SOFR (M)	4.50%	08/2023	11/2028		5.3	5.3	5.3	(2)(11)
		First lien senior secured loan	9.11%	SOFR (M)	4.75%	03/2024	11/2028		1.5	1.5	1.5	(2)(11)
		Series A preferred shares	11.00% PIK			12/2024		1,000		1.0	1.0	(2)
										7.8	7.8
High Street Buyer, Inc. and High Street Holdco LLC (15)(16)	Insurance brokerage platform	First lien senior secured loan	9.58%	SOFR (Q)	5.25%	04/2021	04/2028		22.3	22.3	22.3	(2)(11)
		First lien senior secured loan	9.58%	SOFR (Q)	5.25%	08/2021	04/2028		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	9.67%	SOFR (Q)	5.25%	02/2022	04/2028		28.8	28.8	28.8	(2)(11)
		Series A preferred units	10.00% PIK			04/2021		172,211,694		224.7	222.5	(2)
		Series A preferred units	10.00% PIK			12/2023		20,106,667		22.4	22.2	(2)
		Series A preferred units	10.00% PIK			04/2024		1,386,667		1.5	1.5	(2)
		Series A preferred units	10.00% PIK			07/2024		4,506,667		4.7	4.7	(2)
		Series A common units	10.00% PIK			04/2021		5,562,381		9.1	15.2	(2)
		Series C common units	10.00% PIK			04/2021		10,043,368		2.7	27.4	(2)
										316.3	344.7
Inszone Mid, LLC and INSZ Holdings, LLC (15)	Insurance brokerage firm	First lien senior secured loan	10.06%	SOFR (Q)	5.75%	12/2023	11/2029		24.7	24.7	24.7	(2)(11)
		First lien senior secured loan	12.25%	Base Rate (Q)	4.75%	12/2023	11/2029		0.1	0.1	0.1	(2)(11)
		Limited partnership interests				11/2022		2,146,088		1.7	2.7
		Common units				11/2023		8,473,000		8.5	10.7
										35.0	38.2
Keystone Agency Partners LLC (15)	Insurance brokerage platform	First lien senior secured revolving loan	9.33%	SOFR (Q)	5.00%	12/2023	05/2027		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	9.33%	SOFR (Q)	5.00%	12/2023	05/2027		12.0	11.9	12.0	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured loan	9.33%	SOFR (Q)	5.00%	08/2024	05/2027		6.5	6.4	6.5	(2)(11)
										18.4	18.6
OakBridge Insurance Agency LLC and Maple Acquisition Holdings, LP (15)	Insurance brokerage platform	First lien senior secured revolving loan	10.09%	SOFR (M)	5.75%	11/2023	11/2029		0.2	0.2	0.2	(2)(11)
		First lien senior secured loan	10.23%	SOFR (M)	5.75%	11/2023	11/2029		8.8	8.8	8.8	(2)(11)
		Class A-2 units				11/2023		115,928		2.3	2.1	(2)
										11.3	11.1
OneDigital Borrower LLC (15)	Benefits broker and outsourced workflow automation platform provider for brokers	First lien senior secured revolving loan				11/2020	05/2027		—	—	—	(2)(13)
Patriot Growth Insurance Services, LLC (15)	National retail insurance agency	First lien senior secured revolving loan	9.46%	SOFR (M)	5.00%	10/2021	10/2028		1.1	1.1	1.1	(2)(11)
		First lien senior secured loan	9.48%	SOFR (Q)	5.00%	10/2021	10/2028		15.7	15.5	15.7	(2)(11)
										16.6	16.8
People Corporation (15)	Provider of group benefits, group retirement and human resources services	First lien senior secured revolving loan	9.25%	CORRA (Q)	5.25%	02/2021	02/2027		3.5	3.7	3.5	(2)(6)(11)
		First lien senior secured loan	9.06%	CORRA (Q)	5.25%	02/2021	02/2028		40.4	45.7	40.4	(2)(6)(11)
		First lien senior secured loan	9.06%	CORRA (Q)	5.25%	09/2021	02/2028		23.6	25.4	23.6	(2)(6)(11)
		First lien senior secured loan	9.05%	CORRA (Q)	5.25%	09/2023	02/2028		11.5	12.1	11.5	(2)(6)(11)
										86.9	79.0
Riser Topco II, LLC (15)	Insurance program administrator	First lien senior secured loan	10.70%	SONIA (Q)	6.00%	10/2023	10/2029		1.1	1.0	1.1	(2)(11)
		First lien senior secured loan	10.33%	SOFR (Q)	6.00%	10/2023	10/2029		7.5	7.5	7.5	(2)(11)
		First lien senior secured loan	9.46%	SOFR (S)	5.00%	05/2024	10/2029		9.0	9.0	9.0	(2)(11)
		First lien senior secured loan	9.70%	SONIA (Q)	5.00%	05/2024	10/2029		3.0	3.0	2.9	(2)(11)
										20.5	20.5
SageSure Holdings, LLC and SageSure LLC (15)	Insurance service provider	First lien senior secured loan	9.59%	SOFR (Q)	5.00%	08/2024	01/2030		26.0	26.0	26.0	(2)(11)
		Series A units				02/2022		886		19.6	74.5
										45.6	100.5
SCM Insurance Services Inc. (15)	Provider of claims management, claims investigation & support and risk management solutions for the Canadian property and casualty insurance industry	First lien senior secured loan	9.57%	CORRA (Q)	6.25%	06/2022	08/2026		19.2	20.4	19.2	(2)(6)(11)
SelectQuote, Inc. and SQ ABS Issuer, LLC	Direct to consumer insurance distribution platform	First lien senior secured notes	9.65%			10/2024	10/2039		1.8	1.8	1.8	(2)
		First lien senior secured notes	7.80%			10/2024	10/2039		2.7	2.7	2.7	(2)
		First lien senior secured loan	13.96% (3.00% PIK)	SOFR (M)	9.50%	10/2024	09/2027		16.9	15.5	15.4	(2)(11)
		Warrant to purchase shares of common stock				10/2024	10/2028	179,068		—	—	(2)
										20.0	19.9
SG Acquisition, Inc. (15)	Provider of insurance solutions for car sales	First lien senior secured loan	9.36%	SOFR (Q)	4.75%	04/2024	04/2030		47.0	47.0	47.0	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
SIG Parent Holdings, LLC (15)	Independent insurance brokerage	First lien senior secured loan	9.36%	SOFR (M)	5.00%	08/2024	08/2031		56.4	56.4	55.9	(2)(11)
Spring Insurance Solutions, LLC	Technology-based direct to consumer sales and marketing platform for insurance products	First lien senior secured loan	10.98%	SOFR (Q)	6.50%	11/2020	11/2025		21.8	21.6	20.1	(2)(11)
THG Acquisition, LLC (15)	Multi-line insurance broker	First lien senior secured revolving loan	9.11%	SOFR (M)	4.75%	10/2024	10/2031		1.6	1.6	1.6	(2)(11)(14)
		First lien senior secured loan	9.11%	SOFR (M)	4.75%	10/2024	10/2031		143.4	143.4	141.9	(2)(11)
										145.0	143.5
Truist Insurance Holdings, LLC and McGriff Insurance Services, LLC (15)	Insurance brokerage firm	First lien senior secured loan	7.08%	SOFR (Q)	2.75%	03/2024	05/2031		0.1	0.1	0.1	(2)(18)
World Insurance Associates, LLC and World Associates Holdings, LLC (15)	Insurance service provider	First lien senior secured loan	10.08%	SOFR (Q)	5.75%	10/2023	04/2028		8.9	8.9	8.9	(2)(11)

										1,510.1	1,573.5		11.78%
Consumer Distribution and Retail
Balrog Acquisition, Inc., Balrog Topco, Inc. and Balrog Parent, L.P.	Manufacturer and distributor of specialty bakery ingredients	First lien senior secured loan	9.28%	SOFR (Q)	4.50%	07/2023	09/2028		16.3	16.3	16.3	(2)(11)
		Second lien senior secured loan	11.78%	SOFR (Q)	7.00%	09/2021	09/2029		29.5	29.5	29.5	(2)(11)
		Class A preferred units	8.00% PIK			09/2021	08/2051	5,484		7.1	11.4	(2)
		Series A preferred shares	11.00% PIK			09/2021	08/2051	21,921		31.6	31.6	(2)
										84.5	88.8
Bamboo Purchaser, Inc.	Provider of nursery, garden, and greenhouse products	First lien senior secured loan	10.98%	SOFR (Q)	6.50%	11/2021	11/2027		17.6	17.6	15.8	(2)(11)
BGI Purchaser, Inc. (15)	Developer and manufacturer of customized natural and clean flavorings for the food & beverage end market	First lien senior secured revolving loan	8.51%	SOFR (Q)	4.00%	05/2024	05/2030		10.5	10.5	10.5	(2)(11)
		First lien senior secured loan	9.51%	SOFR (Q)	5.00%	05/2024	05/2031		41.2	41.2	41.2	(2)(11)
										51.7	51.7
BR PJK Produce, LLC	Specialty produce distributor	First lien senior secured loan	10.71%	SOFR (Q)	6.25%	12/2023	11/2027		4.0	4.0	4.0	(2)(11)
		First lien senior secured loan	10.99%	SOFR (Q)	6.25%	09/2024	11/2027		0.7	0.7	0.7	(2)(11)
										4.7	4.7
BradyPlus Holdings, LLC (15)	Distributor of foodservice disposables and janitorial sanitation products	First lien senior secured loan	9.52%	SOFR (M)	5.00%	10/2023	10/2029		127.9	127.9	127.9	(2)(11)
		First lien senior secured loan	9.40%	SOFR (Q)	5.00%	10/2023	10/2029		0.8	0.8	0.8	(2)(11)
										128.7	128.7
City Line Distributors LLC and City Line Investments LLC (15)	Specialty food distributor	First lien senior secured loan	10.48%	SOFR (M)	6.00%	08/2023	08/2028		4.4	4.4	4.4	(2)(11)
		Class A units	8.00% PIK			08/2023		4,172,852		4.6	4.5	(2)
										9.0	8.9

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
DecoPac, Inc. and KCAKE Holdings Inc. (15)	Supplier of cake decorating solutions and products to in-store bakeries	First lien senior secured revolving loan	9.86%	SOFR (M)	5.50%	05/2021	05/2030		4.6	4.6	4.6	(2)(11)
		First lien senior secured loan	9.83%	SOFR (Q)	5.50%	09/2024	05/2030		171.8	171.8	171.8	(2)(11)
		Common stock				05/2021		9,599		7.4	12.0	(2)
										183.8	188.4
Display Holding Company, Inc., Saldon Holdings, Inc. and Fastsigns Holdings Inc. (15)	Provider of visual communications solutions	First lien senior secured revolving loan	10.46%	SOFR (M)	6.00%	03/2019	03/2026		0.6	0.6	0.6	(2)(11)
		First lien senior secured loan	10.46%	SOFR (M)	6.00%	03/2019	03/2026		15.4	15.4	15.4	(2)(11)
		First lien senior secured loan	10.46%	SOFR (M)	6.00%	08/2019	03/2026		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	10.46%	SOFR (M)	6.00%	06/2021	03/2026		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	10.46%	SOFR (M)	6.00%	01/2024	03/2026		8.1	8.1	8.1	(2)(11)
		Common units				03/2019		600		0.6	1.8	(2)
										24.9	26.1
FS Squared Holding Corp. and FS Squared, LLC (15)	Provider of on-site vending and micro market solutions	First lien senior secured revolving loan	9.11%	SOFR (M)	4.75%	12/2024	12/2030		5.2	5.2	5.1	(2)(11)(14)
		First lien senior secured loan	9.11%	SOFR (M)	4.75%	12/2024	12/2030		52.7	52.7	51.8	(2)(11)
		Class A units				03/2019		113,219		11.1	39.3	(2)
										69.0	96.2
GPM Investments, LLC and ARKO Corp.	Convenience store operator	Common stock				12/2020		2,088,478		19.8	13.7	(18)
		Warrant to purchase common stock				12/2020	12/2025	1,088,780		1.6	0.5	(2)(18)
										21.4	14.2
Hills Distribution, Inc., Hills Intermediate FT Holdings, LLC and GMP Hills, LP (15)	Distributor of HVAC, plumbing, and water heater equipment, parts, supplies and fixtures	First lien senior secured revolving loan	8.90%	SOFR (M)	4.50%	11/2023	11/2029		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	10.39%	SOFR (M)	6.00%	11/2023	11/2029		5.2	5.2	5.2	(2)(11)
		Limited partnership interest				11/2023		5,441,000		5.9	5.4	(2)
										11.2	10.7
JWC/KI Holdings, LLC	Foodservice sales and marketing agency	Membership units				11/2015		5,000		5.0	13.2	(2)
LJ Perimeter Buyer, Inc. and LJ Perimeter Co-Invest, L.P. (16)	Distributor of specialty foods	First lien senior secured loan	11.21%	SOFR (Q)	6.50%	10/2022	10/2028		39.4	39.4	37.9	(2)(11)
		Limited partnership interests				10/2022		9,683,991		9.7	5.3	(2)
										49.1	43.2
Marcone Yellowstone Buyer Inc. and Marcone Yellowstone Holdings, LLC	Distributor of OEM appliance aftermarket parts	First lien senior secured loan	11.74% (3.25% PIK)	SOFR (Q)	7.00%	06/2021	06/2028		0.4	0.4	0.3	(2)(11)
		First lien senior secured loan	11.74% (3.25% PIK)	SOFR (Q)	7.00%	12/2021	06/2028		0.2	0.2	0.2	(2)(11)
		Class A common units				06/2021		5,796		6.1	0.4	(2)
										6.7	0.9

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Mavis Tire Express Services Topco Corp., Metis HoldCo, Inc., and Metis TopCo, LP (15)	Auto parts retailer	First lien senior secured revolving loan	7.60%	SOFR (M)	3.25%	05/2021	05/2026		18.4	18.4	18.4	(2)(14)
		Series A preferred stock	7.00% PIK			05/2021		68,601		88.4	88.4	(2)
		Class A-1 units				05/2021		24,586		24.6	34.6	(2)
										131.4	141.4
McKenzie Creative Brands, LLC (15)	Designer, manufacturer and distributor of hunting-related supplies	First lien senior secured revolving loan	11.21%	SOFR (M)	6.75%	09/2014	09/2025		1.4	1.4	1.4	(2)(11)
		First lien senior secured loan	11.21%	SOFR (M)	6.75%	09/2014	09/2025		84.5	84.5	84.5	(2)(8)(11)
		First lien senior secured loan	11.21%	SOFR (M)	6.75%	09/2014	09/2025		5.5	5.5	5.5	(2)(11)
										91.4	91.4
Monolith Brands Group, Inc.	E-commerce platform focused on consolidating DTC branded businesses	Series A-1 preferred stock				04/2022		701,255		15.5	—	(2)
Moon Valley Nursery of Arizona Retail, LLC, Moon Valley Nursery Farm Holdings, LLC, Moon Valley Nursery RE Holdings LLC, and Stonecourt IV Partners, LP	Operator of retail and wholesale tree and plant nurseries	Limited partnership interests				10/2021		21,939,152		20.8	28.9
Mountaineer Merger Corporation (15)	Discount retailer that specialized in apparel, housewares, accessories, and a selection of other products	First lien senior secured revolving loan	9.33%	SOFR (Q)	5.00%	10/2024	10/2027		9.7	9.5	9.5	(2)
Mr. Greens Intermediate, LLC, Florida Veg Investments LLC, MRG Texas, LLC and Restaurant Produce and Services Blocker, LLC (15)	Produce distribution platform	First lien senior secured revolving loan				05/2023	05/2029		—	—	—	(2)(11)(13)
		First lien senior secured loan	10.75%	SOFR (M)	6.25%	05/2023	05/2029		9.6	9.6	9.6	(2)(11)
		Class B limited liability company interest				05/2023		3.64%		9.6	8.3	(2)
										19.2	17.9
North Haven Falcon Buyer, LLC and North Haven Falcon Holding Company, LLC	Manufacturer of aftermarket golf cart parts and accessories	First lien senior secured loan				05/2021	05/2027		27.6	27.2	18.0	(2)(10)
		Class A units				05/2021		50,000		5.0	—
										32.2	18.0
Phoenix YW Buyer, Inc. and Phoenix YW Parent, Inc. (15)	Distributor and marketer of personal care products	First lien senior secured loan	9.33%	SOFR (M)	5.00%	05/2024	05/2030		54.9	54.9	54.9	(2)(6)(11)
		Class B common stock	8.00% PIK			05/2024		2,215		2.2	3.9	(2)(6)
										57.1	58.8
Reddy Ice LLC (15)	Packaged ice manufacturer and distributor	First lien senior secured revolving loan				04/2024	04/2029		—	—	—	(2)(11)(13)
		First lien senior secured loan	9.34%	SOFR (S)	4.75%	04/2024	04/2029		273.5	273.5	273.5	(2)(11)
										273.5	273.5

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Royal Borrower, LLC and Royal Parent, LP (15)	Distributor of fresh produce and dairy products	First lien senior secured revolving loan				07/2024	07/2030		—	—	—	(2)(11)(13)
		First lien senior secured loan	9.77%	SOFR (M)	5.25%	07/2024	07/2030		20.9	20.9	20.6	(2)(11)
		Class A preferred units	10.00% PIK			07/2024		2,255,000		2.4	4.2
										23.3	24.8
SCIH Salt Holdings Inc. (15)	Salt and packaged ice melt manufacturer and distributor	First lien senior secured revolving loan	8.03%	CORRA (S)	3.50%	03/2020	11/2028		4.1	4.1	4.1	(2)(11)
		First lien senior secured revolving loan	8.03%	SOFR (Q)	3.50%	03/2020	11/2028		2.1	2.0	2.1	(2)(11)
										6.1	6.2
SFE Intermediate Holdco LLC	Provider of outsourced foodservice to K-12 school districts	First lien senior secured loan	10.48%	SOFR (Q)	6.00%	07/2017	07/2026		6.1	6.1	6.1	(2)(11)
		First lien senior secured loan	10.48%	SOFR (Q)	6.00%	09/2018	07/2026		9.8	9.8	9.8	(2)(11)
		First lien senior secured loan	10.48%	SOFR (Q)	6.00%	03/2022	07/2026		0.4	0.4	0.4	(2)(11)
										16.3	16.3
Shur-Co Acquisition, Inc. and Shur-Co Holdco, Inc.	Provider of tarp systems and accessories for trucks, trailers, carts, and specialty equipment used in the agriculture, construction and flatbed markets	First lien senior secured loan	9.86%	SOFR (M)	5.50%	06/2021	07/2030		31.4	31.4	31.4	(2)(11)
		First lien senior secured loan	9.86%	SOFR (M)	5.50%	06/2022	07/2030		0.5	0.5	0.5	(2)(11)
		First lien senior secured loan	9.86%	SOFR (M)	5.50%	03/2023	07/2030		6.1	6.1	6.1	(2)(11)
		First lien senior secured loan	9.86%	SOFR (M)	5.50%	05/2024	07/2030		12.7	12.7	12.7	(2)(11)
		First lien senior secured loan	9.95%	SOFR (M)	5.50%	08/2024	07/2030		5.4	5.4	5.4	(2)(11)
		Common stock				06/2021		75,990		7.6	16.3	(2)
										63.7	72.4
US Salt Investors, LLC and Emerald Lake Pearl Acquisition-A, L.P. (15)	Producer and packager of compressed, household, and packaged salt	First lien senior secured loan	9.73%	SOFR (Q)	5.25%	07/2021	07/2028		25.3	25.3	25.3	(2)(11)
		Limited partner interests				07/2021		0.42%		0.8	1.2	(2)
										26.1	26.5
Worldwide Produce Acquisition, LLC and REP WWP Coinvest IV, L.P. (15)(16)	Fresh and specialty food distributor	First lien senior secured revolving loan				02/2023	01/2029		—	—	—	(2)(11)(13)
		First lien senior secured loan	10.50%	SOFR (Q)	6.25%	02/2023	01/2029		8.2	8.2	7.9	(2)(11)
		Common units				01/2023		1,673,000		1.7	0.4
										9.9	8.3
ZB Holdco LLC and ZB TopCo LLC (15)	Distributor of Mediterranean food and beverages	First lien senior secured revolving loan	9.98%	SOFR (Q)	5.50%	02/2022	02/2028		5.0	5.0	5.0	(2)(11)(14)
		First lien senior secured loan	9.98%	SOFR (Q)	5.50%	02/2022	02/2028		0.2	0.2	0.2	(2)(11)
		First lien senior secured loan	10.00%	SOFR (Q)	5.50%	08/2023	02/2028		8.6	8.6	8.6	(2)(11)
		First lien senior secured loan	10.03%	SOFR (Q)	5.50%	03/2024	02/2028		7.7	7.7	7.7	(2)(11)
		Series A units				06/2023		4,699		4.0	6.9	(2)
										25.5	28.4

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets

										1,488.8	1,513.8		11.34%
Consumer Services
ADF Capital, Inc., ADF Restaurant Group, LLC, and ARG Restaurant Holdings, Inc. (5)	Restaurant owner and operator	First lien senior secured loan				12/2016	08/2022		12.6	—	—	(2)(10)
Aimbridge Acquisition Co., Inc.	Hotel operator	Second lien senior secured loan				02/2019	02/2027		22.5	22.1	4.5	(2)(10)
American Residential Services L.L.C. and Aragorn Parent Holdings LP (15)	Heating, ventilation and air conditioning services provider	First lien senior secured revolving loan	7.96%	SOFR (M)	3.50%	10/2020	07/2027		1.6	1.6	1.6	(2)
		First lien senior secured revolving loan	10.00%	Base Rate (Q)	2.50%	10/2020	07/2027		1.1	1.1	1.1	(2)
		Second lien senior secured loan	12.97%	SOFR (M)	8.50%	10/2020	10/2028		5.9	5.9	5.9	(2)(11)
		Series A preferred units	10.00% PIK			10/2020		2,531,500		3.8	6.2	(2)
										12.4	14.8
Apex Service Partners, LLC and Apex Service Partners Holdings, LLC (15)	Provider of residential HVAC, plumbing, and electrical maintenance and repair services	First lien senior secured revolving loan	9.51%	SOFR (Q)	5.00%	10/2023	10/2029		5.9	5.9	5.9	(2)(11)(14)
		First lien senior secured loan	9.52%	SOFR (Q)	5.00%	09/2024	10/2030		198.3	198.1	198.3	(2)(11)
		Series B common units				10/2023		262,165		7.2	9.4
										211.2	213.6
Belfor Holdings, Inc. (15)	Disaster recovery services provider	First lien senior secured revolving loan				11/2023	11/2028		—	—	—	(2)(13)
Clarion Home Services Group, LLC and LBC Breeze Holdings LLC (15)	Provider of HVAC and plumbing services to residential and commercial customers	First lien senior secured revolving loan	10.62%	SOFR (Q)	6.00%	12/2021	12/2027		0.7	0.7	0.6	(2)(11)
		First lien senior secured loan	12.70% (7.00% PIK)	SOFR (Q)	8.00%	12/2021	12/2027		3.3	3.3	3.0	(2)(11)
		First lien senior secured loan	12.68% (7.25% PIK)	SOFR (Q)	8.25%	03/2023	12/2027		1.6	1.6	1.4	(2)(11)
		First lien senior secured loan	12.72% (7.25% PIK)	SOFR (Q)	8.25%	03/2023	12/2027		4.9	4.9	4.5	(2)(11)
		Class A units				12/2021		4,296		4.3	1.1
										14.8	10.6
CMG HoldCo, LLC and CMG Buyer Holdings, Inc. (15)	Provider of commercial HVAC equipment maintenance and repair services	First lien senior secured revolving loan	9.28%	SOFR (Q)	4.75%	05/2022	05/2028		3.4	3.4	3.4	(2)(11)
		First lien senior secured loan	9.08%	SOFR (Q)	4.75%	05/2022	05/2028		30.7	30.7	30.7	(2)(11)
		First lien senior secured loan	9.16%	SOFR (Q)	4.75%	11/2023	05/2028		9.6	9.6	9.6	(2)(11)
		Common stock				05/2022		302		3.1	10.3	(2)
										46.8	54.0
Concert Golf Partners Holdco LLC (15)	Golf club owner and operator	First lien senior secured loan	9.13%	SOFR (M)	4.75%	04/2024	04/2030		36.9	36.9	36.9	(2)(11)
CST Holding Company (15)	Provider of ignition interlock devices	First lien senior secured loan	9.46%	SOFR (M)	5.00%	11/2022	11/2028		11.5	11.5	11.5	(2)(11)
		First lien senior secured loan	9.46%	SOFR (M)	5.00%	07/2024	11/2028		0.1	0.1	0.1	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
										11.6	11.6
Davidson Hotel Company LLC (15)	Provider of hotel operations solutions and advisory services	First lien senior secured revolving loan	9.36%	SOFR (M)	5.00%	10/2024	10/2031		0.7	0.7	0.7	(2)(11)
		First lien senior secured loan	9.36%	SOFR (M)	5.00%	10/2024	10/2031		8.2	8.2	8.1	(2)(11)
										8.9	8.8
Equinox Holdings, Inc.	Operator of luxury, full-service health fitness clubs	First lien senior secured loan	12.58% (4.13% PIK)	SOFR (Q)	8.25%	03/2024	03/2029		44.3	43.4	44.3	(2)(11)
		Second lien senior secured loan	16.00% PIK			03/2024	06/2027		3.9	3.8	3.9	(2)
										47.2	48.2
Essential Services Holding Corporation and OMERS Mahomes Investment Holdings LLC (15)	Provider of plumbing and HVAC services	First lien senior secured revolving loan				06/2024	06/2030		—	—	—	(2)(11)(13)
		First lien senior secured loan	9.65%	SOFR (Q)	5.00%	06/2024	06/2031		151.5	151.5	150.0	(2)(11)
		Preferred units	15.00% PIK			07/2023		685		8.0	8.0	(2)
		Class A units				11/2020		6,447		22.9	34.2	(2)
										182.4	192.2
Eternal Aus Bidco Pty Ltd (15)	Operator of cemetery, crematoria and funeral services	First lien senior secured loan	10.72%	BBSY (Q)	6.25%	11/2023	11/2029		7.0	7.4	7.0	(2)(6)(11)
Excel Fitness Consolidator LLC, Health Buyer LLC and Excel Fitness Holdings, Inc. (15)	Fitness facility operator	First lien senior secured loan	9.83%	SOFR (Q)	5.50%	08/2023	04/2029		5.4	5.4	5.4	(2)(11)
		First lien senior secured loan	9.83%	SOFR (Q)	5.50%	05/2024	04/2029		0.9	0.9	0.9	(2)(11)
										6.3	6.3
Fitness Ventures Holdings, Inc. and Meaningful Partners Fitness Ventures Co-Investment LP (4)(15)	Crunch Fitness franchisee	First lien senior secured revolving loan	8.36%	SOFR (M)	4.00%	08/2024	08/2030		2.5	2.5	2.4	(2)(11)
		First lien senior secured loan	9.86%	SOFR (M)	5.50%	08/2024	08/2031		37.2	37.2	36.6	(2)(11)
		Common units				07/2024		11,957,000		12.0	13.8	(2)
										51.7	52.8
Flinn Scientific, Inc. and WCI-Quantum Holdings, Inc. (15)	Distributor of instructional products, services and resources	First lien senior secured revolving loan	9.92%	SOFR (M)	5.50%	08/2018	04/2026		3.6	3.6	3.6	(2)(11)(14)
		First lien senior secured loan	10.09%	SOFR (Q)	5.50%	07/2017	04/2026		29.0	29.0	29.0	(2)(11)
		First lien senior secured loan	10.09%	SOFR (Q)	5.50%	08/2018	04/2026		1.1	1.1	1.1	(2)(11)
		First lien senior secured loan	10.09%	SOFR (Q)	5.50%	06/2024	04/2026		7.5	7.5	7.5	(2)(11)
		Series A preferred stock				10/2014		1,272		0.7	1.1	(2)
										41.9	42.3
Flint OpCo, LLC (15)	Provider of residential HVAC and plumbing services	First lien senior secured loan	9.11%	SOFR (Q)	4.75%	08/2023	08/2030		7.0	7.0	7.0	(2)(11)
		First lien senior secured loan	9.11%	SOFR (Q)	4.75%	05/2024	08/2030		1.3	1.3	1.3	(2)(11)
										8.3	8.3
GS SEER Group Borrower LLC and GS SEER Group Holdings LLC (15)	Provider of commercial and residential HVAC, electrical, and plumbing services	First lien senior secured loan	11.08%	SOFR (Q)	6.75%	04/2023	04/2030		21.9	21.9	21.9	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		Class A common units				04/2023		4,424		4.4	3.3	(2)
										26.3	25.2
Helios Service Partners, LLC and Astra Service Partners, LLC (15)	Critical HVAC, refrigeration, and plumbing services for commercial businesses	First lien senior secured revolving loan				08/2023	03/2027		—	—	—	(2)(13)
		First lien senior secured loan	9.60%	SOFR (Q)	5.00%	08/2023	03/2027		5.9	5.9	5.9	(2)(11)
		First lien senior secured loan	10.87%	SOFR (Q)	6.00%	08/2023	03/2027		3.7	3.7	3.7	(2)(11)
										9.6	9.6
IFH Franchisee Holdings, LLC (15)	Operator of fitness centers	First lien senior secured revolving loan	8.37%	SOFR (M)	4.00%	12/2024	12/2029		4.3	4.3	4.2	(2)(11)
		First lien senior secured loan	10.12%	SOFR (M)	5.75%	12/2024	12/2029		55.3	55.3	54.5	(2)(11)
										59.6	58.7
Infinity Home Services Holdco, Inc., D'Angelo & Sons Construction Limited and IHS Parent Holdings, L.P. (15)	Provider of residential roofing and exterior repair and replacement services	First lien senior secured revolving loan	12.00%	Base Rate (Q)	4.50%	12/2022	12/2028		0.7	0.7	0.7	(2)(6)(11)
		First lien senior secured loan	9.84%	SOFR (M)	5.50%	12/2022	12/2028		14.7	14.7	14.7	(2)(6)(11)
		First lien senior secured loan	8.79%	CORRA (Q)	5.50%	11/2023	12/2028		1.3	1.3	1.3	(2)(6)(11)
		First lien senior secured loan	9.83%	SOFR (Q)	5.50%	11/2023	12/2028		6.4	6.4	6.4	(2)(6)(11)
		First lien senior secured loan	9.61%	SOFR (Q)	5.25%	10/2024	12/2028		0.5	0.5	0.5	(2)(6)(11)
		Class A units				12/2022		9,524,000		9.5	14.0	(2)(6)
										33.1	37.6
Jenny C Acquisition, Inc.	Health club franchisor	Senior subordinated loan	8.00% PIK			04/2019	04/2025		1.8	1.8	1.8	(2)
Leviathan Intermediate Holdco, LLC and Leviathan Holdings, L.P. (15)	Franchising platform offering adolescent development programs	First lien senior secured loan	11.98%	SOFR (Q)	7.50%	12/2022	12/2027		30.3	30.3	30.3	(2)(11)
		Limited partnership interests				12/2022		2,149,690		2.1	2.7
										32.4	33.0
ME Equity LLC	Franchisor in the massage industry	Common stock				09/2012		3,000,000		3.0	4.2	(2)
Modigent, LLC and OMERS PMC Investment Holdings LLC (15)	Provider of commercial HVAC services	First lien senior secured revolving loan	10.83%	SOFR (Q)	6.50%	08/2022	08/2027		5.4	5.4	5.4	(2)(11)
		First lien senior secured loan	10.83%	SOFR (Q)	6.50%	08/2022	08/2028		3.4	3.4	3.4	(2)(11)
		First lien senior secured loan	10.83%	SOFR (Q)	6.50%	09/2023	08/2028		2.8	2.8	2.8	(2)(11)
		Class A units				08/2022		1,001		9.7	10.7	(2)
										21.3	22.3
Mustang Prospects Holdco, LLC, Mustang Prospects Purchaser, LLC and Senske Acquisition, Inc. (15)	Provider of lawn care, tree care and pest control services	First lien senior secured loan	9.33%	SOFR (Q)	5.00%	06/2024	06/2031		23.8	23.8	23.8	(2)(11)
		Class A preferred units				09/2024		591		0.6	0.7
		Class B common units				09/2024		590,845		0.2	0.3
										24.6	24.8

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
North Haven Fairway Buyer, LLC, Fairway Lawns, LLC and Command Pest Control, LLC (15)	Provider of lawncare services	First lien senior secured revolving loan	10.86%	SOFR (Q)	6.50%	12/2022	05/2028		2.8	2.8	2.8	(2)(11)
		First lien senior secured loan	10.94%	SOFR (Q)	6.50%	12/2022	05/2028		17.7	17.6	17.7	(2)(11)
		First lien senior secured loan	9.66%	SOFR (Q)	5.25%	06/2024	05/2028		2.4	2.4	2.4	(2)(11)
										22.8	22.9
Northwinds Holding, Inc. and Northwinds Services Group LLC (15)	Provider of HVAC and plumbing services	First lien senior secured revolving loan	9.80%	SOFR (Q)	5.25%	05/2023	05/2029		0.8	0.8	0.8	(2)(11)
		First lien senior secured loan	9.96%	SOFR (Q)	5.25%	05/2023	05/2029		27.1	27.1	27.1	(2)(11)
		Common units				05/2023		2,911,607		4.0	4.8	(2)
										31.9	32.7
OTG Concessions Management, LLC and Octa Parent Holdings, LLC	Airport restaurant operator	Second lien notes	10.00% PIK			02/2024	02/2031		8.0	8.0	7.0	(2)
		Participation rights				02/2024	02/2054	1		—	—	(2)
										8.0	7.0
PestCo Holdings, LLC and PestCo, LLC (15)	Provider of pest control services to the residential and commercial markets	First lien senior secured loan	10.95%	SOFR (Q)	6.25%	02/2023	02/2028		2.5	2.5	2.5	(2)(11)
		First lien senior secured loan	9.50%	SOFR (Q)	5.25%	10/2024	02/2028		0.8	0.8	0.8	(2)(11)
		Class A units				01/2023		139		1.9	2.5
										5.2	5.8
Pinnacle MEP Intermediate Holdco LLC and BPCP Pinnacle Holdings, Inc. (15)	Provider of commercial and residential HVAC, electrical & plumbing services	First lien senior secured revolving loan	9.13%	SOFR (M)	4.75%	10/2024	10/2030		0.4	0.4	0.4	(2)(11)
		First lien senior secured loan	9.32%	SOFR (Q)	4.75%	10/2024	10/2030		5.6	5.6	5.5	(2)(11)
		Common stock				10/2024		667		0.7	0.7	(2)
										6.7	6.6
Premiere Buyer, LLC (15)	Third-party residential property manager for multi-family residential properties in the United States	First lien senior secured loan	9.32%	SOFR (Q)	4.75%	05/2024	05/2031		38.4	38.4	38.4	(2)(11)
Pyramid-BMC IntermediateCo I, LLC and Pyramid Investors, LLC (15)	Hotel operator	First lien senior secured loan	9.88%	SOFR (Q)	5.25%	01/2023	01/2028		7.6	7.6	7.6	(2)(11)
		First lien senior secured loan	9.87%	SOFR (Q)	5.25%	10/2024	01/2028		2.6	2.6	2.6	(2)(11)
		Preferred membership units	8.00% PIK			07/2016		996,833		1.1	3.3
										11.3	13.5
Quick Quack Car Wash Holdings, LLC and KKR Game Changer Co-Invest Feeder II L.P. (15)	Car wash operator	First lien senior secured loan	9.11%	SOFR (M)	4.75%	05/2024	06/2031		52.9	52.9	52.9	(2)(11)
		Limited partnership interest				06/2024		11,184,000		11.2	11.6	(2)
										64.1	64.5
Radiant Intermediate Holding, LLC	Provider of HVAC, plumbing and electrical services	First lien senior secured loan	10.61% (3.00% PIK)	SOFR (Q)	6.00%	04/2023	11/2026		2.1	2.0	1.8	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Redwood Services, LLC and Redwood Services Holdco, LLC (15)	Provider of residential HVAC and plumbing services	First lien senior secured revolving loan	10.98%	SOFR (Q)	6.50%	05/2024	12/2027		0.2	0.2	0.2	(2)(11)
		First lien senior secured loan	10.98%	SOFR (Q)	6.50%	12/2020	12/2027		0.2	0.2	0.2	(2)(11)
		First lien senior secured loan	10.98%	SOFR (Q)	6.50%	12/2021	12/2027		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	10.98%	SOFR (Q)	6.50%	09/2022	12/2027		5.0	5.0	5.0	(2)(11)
		First lien senior secured loan	10.98%	SOFR (Q)	6.50%	05/2023	12/2027		8.6	8.6	8.6	(2)(11)
		First lien senior secured loan	10.98%	SOFR (Q)	6.50%	03/2024	12/2027		12.4	12.4	12.4	(2)(11)
		First lien senior secured loan	10.98%	SOFR (Q)	6.50%	05/2024	12/2027		2.4	2.4	2.4	(2)(11)
		Series D units				12/2020		19,592,999		23.9	69.3
										52.8	98.2
Safe Home Security, Inc., Security Systems Inc., Safe Home Monitoring, Inc., National Protective Services, Inc., Bright Integrations LLC and Medguard Alert, Inc.	Provider of safety systems for business and residential customers	First lien senior secured loan	11.70%	SOFR (M)	7.25%	08/2020	03/2025		46.9	46.9	46.4	(2)(11)
Taymax Group, L.P., Taymax Group G.P., LLC, PF Salem Canada ULC and TCP Fit Parent, L.P. (15)	Planet Fitness franchisee	First lien senior secured revolving loan	9.28%	CORRA (M)	5.38%	07/2018	07/2026		0.6	0.6	0.6	(2)(11)
		First lien senior secured revolving loan	10.05%	SOFR (M)	5.38%	07/2018	07/2026		0.2	0.2	0.2	(2)(11)
		First lien senior secured revolving loan	9.74%	CORRA (M)	5.50%	01/2024	07/2026		0.4	0.4	0.4	(2)(11)
		First lien senior secured revolving loan	9.96%	SOFR (M)	5.50%	01/2024	07/2026		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	9.79%	SOFR (M)	5.33%	03/2020	07/2026		1.4	1.4	1.4	(2)(11)
		First lien senior secured loan	9.95%	SOFR (M)	5.50%	01/2024	07/2026		0.4	0.4	0.4	(2)(11)
		Class A units				07/2018		37,020		3.8	8.4
										6.9	11.5
The Arcticom Group, LLC and AMCP Mechanical Holdings, LP (15)	Refrigeration, heating, ventilation and air conditioning services provider	First lien senior secured revolving loan	11.86% (4.00% PIK)	SOFR (M)	7.50%	12/2021	12/2027		0.8	0.8	0.8	(2)(11)
		First lien senior secured loan	11.86% (4.00% PIK)	SOFR (M)	7.50%	12/2021	12/2027		0.2	0.2	0.2	(2)(11)
		First lien senior secured loan	11.86% (4.00% PIK)	SOFR (M)	7.50%	08/2022	12/2027		0.2	0.2	0.2	(2)(11)
		First lien senior secured loan	11.86% (4.00% PIK)	SOFR (M)	7.50%	04/2023	12/2027		1.6	1.6	1.6	(2)(11)
		First lien senior secured loan	11.86% (4.00% PIK)	SOFR (M)	7.50%	10/2023	12/2027		5.3	5.3	5.3	(2)(11)
		First lien senior secured loan	11.86% (4.00% PIK)	SOFR (M)	7.50%	08/2024	12/2027		8.6	8.6	8.6	(2)(11)
		Class A units				12/2021		8,493,698		8.5	9.5
		Class C units				03/2023		333,510		—	0.4
										25.2	26.6
Triwizard Holdings, Inc. and Triwizard Parent, LP (15)	Parking management and hospitality services provider	First lien senior secured revolving loan	11.75%	Base Rate (Q)	4.25%	06/2023	06/2029		3.0	3.0	3.0	(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		Class A-2 common units				06/2023		30,000		3.0	4.5	(2)
										6.0	7.5
Vertex Service Partners, LLC and Vertex Service Partners Holdings, LLC (15)	Provider of residential roofing repair & replacement	First lien senior secured revolving loan	10.12%	SOFR (Q)	5.75%	11/2023	11/2030		1.4	1.4	1.4	(2)(11)
		First lien senior secured loan	10.13%	SOFR (M)	5.75%	11/2023	11/2030		15.2	15.2	15.2	(2)(11)
		First lien senior secured loan	9.50%	SOFR (Q)	5.00%	10/2024	11/2030		0.3	0.3	0.3	(2)(11)
		Class B common units				11/2023		212		0.2	0.4
										17.1	17.3
Wrench Group LLC	Provider of essential home services specializing in HVAC, plumbing and electrical services	First lien senior secured loan	8.59%	SOFR (Q)	4.00%	11/2024	10/2028		0.1	0.1	0.1	(2)(18)
YE Brands Holdings, LLC (15)	Sports camp operator	First lien senior secured revolving loan	9.08%	SOFR (Q)	4.75%	10/2021	10/2027		1.6	1.6	1.6	(2)(11)
		First lien senior secured loan	9.08%	SOFR (Q)	4.75%	10/2021	10/2027		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	9.08%	SOFR (Q)	4.75%	06/2022	10/2027		8.0	8.0	8.0	(2)(11)
		First lien senior secured loan	9.08%	SOFR (Q)	4.75%	09/2023	10/2027		3.6	3.6	3.6	(2)(11)
		First lien senior secured loan	9.08%	SOFR (Q)	4.75%	01/2024	10/2027		2.3	2.3	2.3	(2)(11)
										15.6	15.6
ZBS Mechanical Group Co-Invest Fund 2, LLC	Provider of residential HVAC and plumbing services	Membership interest				10/2021		2,771,000		1.4	12.1

										1,284.0	1,357.6		10.17%
Investment Funds and Vehicles
ACAS Equity Holdings Corporation (5)	Investment company	Common stock				01/2017		589		0.4	0.5	(6)
Constellation Wealth Capital Fund, L.P. (16)	Specialist alternative asset management platform	Limited partner interests				01/2024		2,901,041		2.6	2.7	(6)(18)
CREST Exeter Street Solar 2004-1	Investment vehicle	Preferred shares				01/2017	06/2039	3,500,000		—	—	(6)
CWC Fund I Co-Invest (ALTI) LP	Global wealth and alternatives manager	Limited partnership interest				03/2024		6,224,000		6.2	6.7	(2)(6)
European Capital UK SME Debt LP (4)(16)	Investment partnership	Limited partnership interest				01/2017		44.73%		1.0	7.4	(6)
HCI Equity, LLC (5)	Investment company	Member interest				04/2010		100.00%		—	—	(6)(18)
Linden Structured Capital Fund II-A LP (16)	Investment partnership	Limited partnership interest				07/2024		1,090,121		1.2	1.1	(2)(6)(18)
Partnership Capital Growth Investors III, L.P.	Investment partnership	Limited partnership interest				10/2011		2.50%		1.8	4.6	(2)(6)(18)
PCG-Ares Sidecar Investment II, L.P. (4)(16)	Investment partnership	Limited partnership interest				10/2014		100.00%		7.3	22.3	(2)(6)
PCG-Ares Sidecar Investment, L.P. (4)(16)	Investment partnership	Limited partnership interest				05/2014		100.00%		4.4	0.6	(6)
Piper Jaffray Merchant Banking Fund I, L.P.	Investment partnership	Limited partnership interest				08/2012		2.00%		0.1	0.5	(6)(18)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Senior Direct Lending Program, LLC (5)(17)	Co-investment vehicle	Subordinated certificates	12.00%	SOFR (Q)	8.00%	07/2016	12/2036		1,309.9	1,263.2	1,192.0	(6)(12)
	Membership interest							87.50%		—	—	(6)
										1,263.2	1,192.0

										1,288.2	1,238.4		9.27%
Media and Entertainment
22 HoldCo Limited	Sports and entertainment platform	Senior subordinated loan	12.73% PIK	SONIA (S)	7.50%	08/2023	08/2033		56.9	57.9	56.9	(2)(6)(11)
3 Step Sports LLC (15)	Provider of integrated youth sports solutions	First lien senior secured loan	12.34% (1.50% PIK)	SOFR (Q)	8.00%	10/2023	10/2029		12.5	12.5	11.7	(2)(11)
Aventine Intermediate LLC & Aventine Holdings II LLC	Media and production company	First lien senior secured loan	10.43% (3.00% PIK)	SOFR (Q)	6.00%	12/2021	06/2027		10.4	10.4	9.9	(2)(11)
		Senior subordinated loan	10.25% PIK			12/2021	12/2030		48.1	48.1	39.0	(2)
										58.5	48.9
Axiomatic, LLC	Premiere e-sports and video game investment platform	Class A-1 units				05/2022		500,000		5.0	5.8
Broadcast Music, Inc. (15)	Music rights management company	First lien senior secured loan	10.39%	SOFR (Q)	5.75%	02/2024	02/2030		21.2	21.2	21.2	(2)(11)
CFC Funding LLC	SME-related SPV	Loan instrument units	9.75% PIK			07/2023		16,680		18.3	18.3	(6)
CMW Parent LLC (fka Black Arrow, Inc.)	Multiplatform media firm	Series A units				09/2015		32		—	—
Dundee Eros, LP	Catalog of premier music intellectual property	Limited partnership interest				11/2024		4,234,000		4.2	4.2	(2)
Eagle Football Holdings BidCo Limited and Eagle Football Holdings Limited	Multi-club sports platform	Senior subordinated loan	19.00% PIK			12/2022	12/2028		0.6	0.6	0.6	(2)(6)
		Senior subordinated loan	19.00% PIK			12/2022	12/2028		28.7	28.7	28.7	(2)(6)
		Senior subordinated loan	12.29% PIK	SOFR (S)	8.00%	12/2022	12/2028		53.9	53.9	52.3	(2)(6)(11)
		Ordinary shares				09/2023		494		4.4	1.6	(2)(6)
		Warrant to purchase shares of ordinary shares				12/2022	11/2028	180		—	2.0	(2)(6)
		Warrant to purchase shares of ordinary shares				12/2022	11/2028	199		—	0.7	(2)(6)
										87.6	85.9
Fever Labs, Inc. (15)	Technology led marketing and ticketing platform for live events	First lien senior secured revolving loan	11.00%			08/2024	11/2028		4.1	4.1	4.1	(2)
		First lien senior secured loan	11.00%			05/2024	11/2028		14.0	13.2	14.0	(2)
		Series E-5 Convertible Shares				08/2024		217,907		0.9	1.0	(2)
										18.2	19.1
FinEquity Holdings, LLC	Professional sports team and entertainment complex	Class A common interest				12/2024		26		181.9	181.9
		Class A common interest				12/2024		26		5.3	5.3
		Class A common interest				12/2024		26		1.3	1.3
										188.5	188.5

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Global Music Rights, LLC (15)	Music right management company	First lien senior secured loan	9.10%	SOFR (S)	4.75%	12/2024	12/2031		220.9	220.9	217.6	(2)(11)
League One Volleyball, Inc.	Operator of youth volleyball clubs	Series B preferred stock				07/2023		194		—	—	(2)
		Series C preferred stock				09/2024		67		—	—	(2)
										—	—
Legends Hospitality Holding Company, LLC and ASM Buyer, Inc. (15)	Hospitality platform provider of premium experiential services	First lien senior secured revolving loan	9.41%	SOFR (M)	5.00%	08/2024	08/2030		1.1	1.1	1.1	(2)(11)(14)
		First lien senior secured loan	10.02% (2.75% PIK)	SOFR (Q)	5.50%	08/2024	08/2031		57.2	57.2	56.0	(2)(11)
										58.3	57.1
LiveBarn Inc.	Provider of Live & On Demand broadcasting of amateur and youth sporting events	Middle preferred shares				08/2023		4,902,988		17.3	21.6	(2)(6)
Miami Beckham United LLC	American professional soccer club	Class A preferred units	9.50% PIK			09/2021		85,000		113.7	113.7
		Class B preferred units	9.50% PIK			06/2023		42,500		48.9	48.9
										162.6	162.6
Production Resource Group, L.L.C. and PRG III, LLC (4)	Provider of rental equipment, labor, production management, scenery, and other products to various entertainment end-markets	First lien senior secured loan	17.29% (9.52% PIK)	SOFR (Q)	8.50%	08/2018	08/2029		50.2	50.2	50.2	(2)(11)
		First lien senior secured loan	12.61% (9.25% PIK)	SOFR (Q)	8.13%	07/2020	08/2029		16.1	16.1	16.1	(2)(11)
		First lien senior secured loan	12.61% (9.25% PIK)	SOFR (Q)	8.13%	06/2021	08/2029		0.9	0.9	0.9	(2)(11)
		First lien senior secured loan	12.61% (9.25% PIK)	SOFR (Q)	8.13%	08/2021	08/2029		7.8	7.8	7.8	(2)(11)
		First lien senior secured loan	12.61% (9.25% PIK)	SOFR (Q)	8.13%	05/2024	08/2029		27.5	27.3	27.5	(2)(11)
		Class A units				10/2020		113,617		4.9	5.7	(2)
										107.2	108.2
Professional Fighters League, LLC and PFL MMA, Inc.	Mixed martial arts league	First lien senior secured loan	14.00% PIK			01/2021	01/2026		22.2	21.8	22.2	(2)
		Second lien senior secured loan	16.00% PIK			11/2022	01/2026		0.2	0.1	0.2	(2)
		Series E preferred stock				04/2022		219,035		0.7	0.7	(2)
		Warrant to purchase shares of common stock				01/2021	01/2027	3,223,122		1.7	—	(2)
		Warrant to purchase shares of common stock				11/2022	11/2029	68,787		0.2	—	(2)
										24.5	23.1
Sandlot Action Sports, LLC	Youth sports platform	Common units				05/2024		3,384		—	—
South Florida Motorsports, LLC	Professional sporting event	Class A common interest				12/2024		26		5.4	5.4
Storm Investment S.a.r.l. and Atletico Holdco, S.L.	Spanish soccer club	First lien senior secured loan	3.75%			06/2021	06/2029		63.9	73.6	63.9	(2)(6)
		Senior subordinated loan	10.00% PIK			07/2024	07/2026		29.1	31.7	29.9	(2)(6)
		Ordinary shares				06/2021		3,958		—	0.3	(2)(6)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		Class A redeemable shares				06/2021		3,297,791		1.6	4.5	(2)(6)
		Class B redeemable shares				06/2021		3,297,791		1.6	4.5	(2)(6)
		Class C redeemable shares				06/2021		3,297,791		1.6	4.5	(2)(6)
		Class D redeemable shares				06/2021		3,297,791		1.6	4.5	(2)(6)
		Class E redeemable shares				06/2021		3,297,791		1.6	4.5	(2)(6)
		Class F redeemable shares				06/2021		3,297,791		1.6	4.5	(2)(6)
		Class G redeemable shares				06/2021		3,297,791		1.6	4.5	(2)(6)
		Class H redeemable shares				06/2021		3,297,791		1.6	4.5	(2)(6)
		Class I redeemable shares				06/2021		3,297,791		1.6	4.5	(2)(6)
										119.7	134.6
The Teaching Company Holdings, Inc.	Education publications provider	Preferred stock				09/2006		10,663		1.1	2.6	(2)
		Common stock				09/2006		15,393		—	0.2	(2)
										1.1	2.8
WRE Sports Investments LLC (15)	Professional sports club	First lien senior secured loan	11.00% (5.50% PIK)			07/2024	07/2031		24.9	24.9	24.4	(2)
			11.00%			07/2024	07/2031		0.4	0.4	0.4	(2)
										25.3	24.8

										1,214.2	1,218.3		9.12%
Independent Power and Renewable Electricity Producers
Apex Clean Energy TopCo, LLC (4)	Developer, builder and owner of utility-scale wind and solar power facilities	Class A common units				11/2021		1,335,610		134.7	222.3
BNZ TopCo B.V. (15)	Developer and operator of solar photovoltaic plants	Senior subordinated loan	8.60%	Euribor (Q)	5.75%	10/2024	10/2030		11.8	11.9	11.5	(2)(6)(11)
PosiGen, Inc.	Seller and leaser of solar power systems for residential and commercial customers	Warrant to purchase shares of series D-1 preferred stock				06/2021	06/2028	7,616		—	—	(2)
		Warrant to purchase shares of common stock				01/2020	01/2027	5,560		—	—	(2)
										—	—
Potomac Intermediate Holdings II LLC (5)	Gas turbine power generation facilities operator	Series A units				11/2021		251,384,442		210.8	350.6
Sunrun Atlas Depositor 2019-2, LLC and Sunrun Atlas Holdings 2019-2, LLC	Residential solar energy provider	First lien senior secured loan	3.61%			10/2019	02/2055		0.1	0.1	0.1	(2)
		Senior subordinated loan	11.49% (8.14% PIK)	SOFR (Q)	6.90%	11/2019	11/2025		173.2	173.2	169.8	(2)(11)
										173.3	169.9
Sunrun Luna Holdco 2021, LLC	Residential solar energy provider	Senior subordinated loan	11.34%	SOFR (Q)	6.75%	03/2022	04/2027		150.0	150.0	148.5	(2)(6)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Sunrun Xanadu Issuer 2019-1, LLC and Sunrun Xanadu Holdings 2019-1, LLC	Residential solar energy provider	First lien senior secured loan	3.98%			06/2019	06/2054		0.3	0.3	0.3	(2)
		Senior subordinated loan	10.00% (6.00% PIK)	SOFR (Q)	6.90%	06/2019	07/2030		81.2	81.2	78.8	(2)(11)
										81.5	79.1

										762.2	981.9		7.35%
Capital Goods
AI Aqua Merger Sub, Inc.	End to end provider of water solutions to a wide range of customer bases	First lien senior secured loan	8.05%	SOFR (M)	3.50%	06/2021	07/2028		1.0	1.0	1.0	(2)(11)(18)
Airx Climate Solutions, Inc. (15)	Provider of commercial HVAC equipment and services	First lien senior secured loan	10.18%	SOFR (Q)	5.75%	11/2023	11/2029		9.8	9.8	9.8	(2)(11)
		First lien senior secured loan	9.47%	SOFR (Q)	5.00%	07/2024	11/2029		9.7	9.7	9.7	(2)(11)
										19.5	19.5
API Commercial Inc., API Military Inc., and API Space Intermediate, Inc.	Provider of military aircraft aftermarket parts and distribution, repair and logistics services	First lien senior secured loan				05/2022	08/2025		6.6	2.3	3.0	(2)(10)
Arrowhead Holdco Company and Arrowhead GS Holdings, Inc.	Distributor of non-discretionary, mission-critical aftermarket replacement parts	First lien senior secured loan	9.91% (2.75% PIK)	SOFR (Q)	5.25%	08/2021	08/2028		0.1	0.1	0.1	(2)(11)
		Common stock				08/2021		5,054		5.1	—	(2)
										5.2	0.1
BGIF IV Fearless Utility Services, Inc. (15)	Maintenance and installation service provider for electric transmission and distribution infrastructure	First lien senior secured revolving loan				06/2024	06/2030		—	—	—	(2)(11)(13)
		First lien senior secured loan	9.45%	SOFR (M)	5.00%	06/2024	06/2031		35.2	35.2	35.2	(2)(11)
										35.2	35.2
BlueHalo Financing Holdings, LLC, BlueHalo Global Holdings, LLC, and BlueHalo, LLC (15)	Provides products and services to the Department of Defense and Intelligence Community	First lien senior secured revolving loan	10.40%	SOFR (Q)	6.00%	05/2022	10/2025		2.7	2.6	2.7	(2)(11)(14)
		First lien senior secured loan	10.41%	SOFR (Q)	6.00%	05/2022	10/2025		1.8	1.8	1.8	(2)(11)
										4.4	4.5
Burgess Point Purchaser Corporation	Remanufacturer of mission-critical and non-discretionary aftermarket vehicle, industrial, energy storage, and solar replacement parts	First lien senior secured loan	9.68%	SOFR (Q)	5.25%	07/2022	07/2029		21.8	20.7	19.3	(2)(11)(18)
CPIG Holdco Inc.	Distributor of engineered fluid power and complex machined solutions	First lien senior secured loan	11.69%	SOFR (Q)	7.00%	04/2023	04/2028		14.6	14.6	14.6	(2)(11)
DFS Holding Company, Inc. (15)	Distributor of maintenance, repair, and operations parts, supplies, and equipment to the foodservice industry	First lien senior secured loan	10.53%	SOFR (Q)	6.25%	01/2023	01/2029		2.1	2.0	2.1	(2)(11)
Dynamic NC Aerospace Holdings, LLC and Dynamic NC Investment Holdings, LP (15)	Provider of aerospace technology and equipment	First lien senior secured revolving loan	11.21%	SOFR (Q)	6.50%	12/2020	12/2027		4.4	4.4	4.4	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured loan	10.96%	SOFR (Q)	6.50%	12/2020	12/2027		25.6	25.6	25.6	(2)(11)
		Common units				12/2020		9,773,000		9.8	12.0
										39.8	42.0
EIS Legacy Holdco, LLC (15)	Distributor of electric applicator components	First lien senior secured loan	9.30%	SOFR (Q)	4.75%	11/2024	11/2031		11.6	11.6	11.5	(2)(11)
ESCP PPG Holdings, LLC (4)	Distributor of new equipment and aftermarket parts to the heavy-duty truck industry	Class A-1 units				08/2022		96,897		2.3	1.4	(2)
		Class A-2 units				12/2016		3,500		3.5	2.2	(2)
										5.8	3.6
Generator US Buyer, Inc. and Total Power Limited (15)	Provider of generator-based power solutions	First lien senior secured loan	8.42%	CORRA (Q)	5.25%	07/2024	07/2030		4.8	5.1	4.8	(2)(6)(11)
		First lien senior secured loan	9.58%	SOFR (S)	5.25%	10/2024	07/2030		1.4	1.4	1.4	(2)(6)(11)
										6.5	6.2
GSV Purchaser, Inc. (15)	Provider of maintenance, repair, and sales services for commercial emergency power backup generators	First lien senior secured loan	9.30%	SOFR (M)	4.75%	08/2024	08/2031		0.1	0.1	0.1	(2)(11)
Harvey Tool Company, LLC (15)	Manufacturer of cutting tools used in the metalworking industry	First lien senior secured loan	9.64%	SOFR (M)	5.25%	10/2021	10/2027		3.6	3.6	3.6	(2)(11)
		First lien senior secured loan	9.61%	SOFR (M)	5.25%	04/2024	10/2027		79.1	79.1	79.1	(2)(11)
										82.7	82.7
Helix Acquisition Holdings, Inc.	Manufacturer of springs, fasteners and custom components	First lien senior secured loan	11.46%	SOFR (M)	7.00%	03/2023	03/2030		11.9	11.9	11.9	(2)(11)
HPCC Parent, Inc. and Patriot Container Corp. (15)	Manufacturer of waste handling and recycling equipment	First lien senior secured loan	13.00% (7.00% PIK)			09/2024	09/2030		78.4	78.4	76.2	(2)
		Common stock				09/2024		459,208		4.4	4.4	(2)
										82.8	80.6
Imaging Business Machines, L.L.C. and Scanner Holdings Corporation (5)	Provider of high-speed intelligent document scanning hardware and software	Senior subordinated loan	14.00% (7.00% PIK)			01/2017	12/2028		18.5	18.3	18.4	(2)
		Class A common stock				01/2017		48,544		13.5	47.8
										31.8	66.2
Kene Acquisition, Inc. and Kene Holdings, L.P. (15)	National utility services firm providing engineering and consulting services to natural gas, electric power and other energy and industrial end markets	First lien senior secured loan	9.83%	SOFR (Q)	5.25%	02/2024	02/2031		5.3	5.3	5.3	(2)(11)
		Class A units				08/2019		4,549,000		0.5	8.8	(2)
										5.8	14.1
LTG Acquisition, Inc.	Designer and manufacturer of display, lighting and passenger communication systems for mass transportation markets	Class A membership units				01/2017		5,000		5.1	—
Maverick Acquisition, Inc.	Manufacturer of precision machined components for defense and high-tech industrial platforms	First lien senior secured loan				06/2021	06/2027		27.1	27.1	17.6	(2)(10)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
NCWS Intermediate, Inc. and NCWS Holdings LP	Manufacturer and supplier of car wash equipment, parts and supplies to the conveyorized car wash market	Class A-2 common units				12/2020		12,296,000		12.9	14.3	(2)
OPH NEP Investment, LLC (4)	Provider of energy services for multi-family property owners, developers, and managers	Senior subordinated loan	10.00% (7.00% PIK)			05/2024	05/2032		30.3	29.0	30.0	(2)
		Class B common units				05/2024		7		1.5	2.1
										30.5	32.1
Osmose Utilities Services, Inc. and Pine Intermediate Holding LLC	Provider of structural integrity management services to transmission and distribution infrastructure	Second lien senior secured loan	11.22%	SOFR (M)	6.75%	06/2021	06/2029		55.3	55.3	55.3	(2)(11)
Paris US Holdco, Inc. & 1001028292 Ontario Inc. (15)	Manufacturer of high-tolerance precision machined components and assemblies for the aerospace and defense industry	First lien senior secured loan	9.55%	SOFR (S)	5.00%	12/2024	12/2031		77.5	77.5	76.7	(2)(6)(11)
Qnnect, LLC and Connector TopCo, LP (15)	Manufacturer of highly engineered hermetic packaging products	First lien senior secured loan	10.33%	SOFR (S)	5.25%	11/2022	11/2029		10.5	10.5	10.5	(2)(11)
		First lien senior secured loan	9.85%	SOFR (S)	5.25%	10/2024	11/2029		31.4	31.4	31.4	(2)(11)
		Limited partnership interests				11/2022		992,500		9.9	13.3	(2)
										51.8	55.2
Radius Aerospace, Inc. and Radius Aerospace Europe Limited (15)	Metal fabricator in the aerospace industry	First lien senior secured revolving loan	10.55% (0.25% PIK)	SOFR (S)	6.00%	03/2019	03/2027		2.1	2.1	2.0	(2)(6)(11)
		First lien senior secured revolving loan	10.70% (0.25% PIK)	SONIA (M)	6.00%	11/2019	03/2027		2.0	2.0	1.9	(2)(6)(11)
		First lien senior secured loan	10.48% (0.25% PIK)	SOFR (Q)	6.00%	06/2024	03/2027		10.6	10.6	10.4	(2)(6)(11)
										14.7	14.3
Radwell Parent, LLC (15)	Distributor of maintenance, repair, and operations parts	First lien senior secured revolving loan	9.83%	SOFR (Q)	5.50%	12/2022	04/2029		0.9	0.8	0.9	(2)(11)
		First lien senior secured loan	9.83%	SOFR (Q)	5.50%	12/2022	04/2029		0.1	0.1	0.1	(2)(11)
										0.9	1.0
Sunk Rock Foundry Partners LP, Hatteras Electrical Manufacturing Holding Company and Sigma Electric Manufacturing Corporation (15)	Manufacturer of metal castings, precision machined components and sub-assemblies in the electrical products, power transmission and distribution and general industrial markets	First lien senior secured revolving loan	10.21%	SOFR (M)	5.75%	10/2017	10/2025		2.1	2.1	2.1	(2)(11)(14)
		First lien senior secured loan	10.21%	SOFR (M)	5.75%	04/2024	10/2025		3.8	3.8	3.8	(2)(11)
										5.9	5.9
Sunvair Aerospace Group, Inc. and GB Helios Holdings, L.P. (15)	Provider of aircraft component maintenance, repair, and overhaul services	First lien senior secured loan	9.74%	SOFR (Q)	5.00%	05/2024	05/2031		35.9	35.9	35.9	(2)(11)
		Series A common units				05/2024		1,042		1.0	1.4	(2)
										36.9	37.3

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Two Six Labs, LLC (15)	Provider of information operations, cyber, and data analytics products and services for government and defense contracts	First lien senior secured loan	10.33%	SOFR (Q)	6.00%	10/2023	08/2027		8.6	8.6	8.6	(2)(11)

										710.9	736.5		5.52%
Pharmaceuticals, Biotechnology and Life Sciences
Abzena Holdings, Inc. and Astro Group Holdings Ltd.	Organization providing discovery, development and manufacturing services to the pharmaceutical and biotechnology industries	A ordinary shares				05/2021		2,476,744		5.7	4.0	(2)(6)
ADMA Biologics Inc.	Biopharmaceutical company	First lien senior secured loan	10.85%	SOFR (Q)	6.50%	12/2023	12/2027		3.4	3.3	3.4	(2)(6)(11)
Alcami Corporation and ACM Note Holdings, LLC (15)	Outsourced drug development services provider	First lien senior secured revolving loan	11.44%	SOFR (M)	7.00%	12/2022	12/2028		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	11.66%	SOFR (Q)	7.00%	12/2022	12/2028		10.0	10.0	10.0	(2)(11)
		Senior subordinated loan	10.00% PIK			12/2022	06/2029		23.2	23.2	23.2	(2)
										33.3	33.3
Athyrium Buffalo LP	Biotechnology company engaging in the development, manufacture, and commercialization of novel neuromodulators	Limited partnership interests				06/2022		7,628,966		7.6	7.6	(2)(6)
		Limited partnership interests				08/2023		3,756,395		3.7	3.8	(2)(6)
										11.3	11.4
Bamboo US BidCo LLC (15)	Biopharmaceutical company	First lien senior secured loan	9.77%	SOFR (Q)	5.25%	09/2023	09/2030		32.5	32.5	32.5	(2)(11)
Cobalt Buyer Sub, Inc., Cobalt Holdings I, LP, and Cobalt Intermediate I, Inc. (15)	Provider of biological products to life science and pharmaceutical companies	First lien senior secured revolving loan	9.86%	SOFR (M)	5.50%	10/2021	10/2027		0.7	0.7	0.7	(2)(11)
		First lien senior secured loan	9.86%	SOFR (M)	5.50%	10/2021	10/2028		31.1	31.1	31.1	(2)(11)
		First lien senior secured loan	9.86%	SOFR (M)	5.50%	06/2023	10/2028		11.4	11.4	11.4	(2)(11)
		First lien senior secured loan	9.86%	SOFR (M)	5.50%	08/2024	10/2028		6.9	6.9	6.9	(2)(11)
		Preferred units	8.00% PIK			10/2021	10/2051	3,020		3.9	4.0	(2)
		Series A preferred shares	13.75% PIK			10/2021		60,236		94.1	95.6	(2)
		Class A common units				10/2021		30,500		—	—	(2)
										148.1	149.7
Creek Parent, Inc. and Creek Feeder, L.P. (15)	Provider of delivery technologies, development, drug manufacturing, biologics, gene therapies and consumer health products	First lien senior secured loan	9.63%	SOFR (S)	5.25%	12/2024	12/2031		208.7	208.7	205.0	(2)(11)
		Limited partnership interest				12/2024		6,891,000		6.9	6.9	(2)
										215.6	211.9

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Gula Buyer Inc.	Distributor and manufacturer of veterinarian-grade pet prescription medications and health products	First lien senior secured loan	9.55%	SOFR (M)	5.00%	10/2024	10/2031		125.6	125.6	124.0	(2)(11)
NMC Skincare Intermediate Holdings II, LLC (15)	Developer, manufacturer and marketer of skincare products	First lien senior secured revolving loan	10.69%	SOFR (M)	6.00%	10/2018	11/2026		5.0	5.0	4.6	(2)(11)
		First lien senior secured revolving loan	10.44%	SOFR (M)	6.00%	05/2022	11/2026		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	10.75% (1.00% PIK)	SOFR (Q)	6.00%	10/2018	11/2026		30.4	30.4	28.0	(2)(11)
		First lien senior secured loan	10.75% (1.00% PIK)	SOFR (Q)	6.00%	05/2022	11/2026		4.5	4.5	4.1	(2)(11)
										40.0	36.8
North American Science Associates, LLC, Cardinal Purchaser LLC and Cardinal Topco Holdings, L.P. (15)	Contract research organization providing research and development and testing of medical devices	First lien senior secured revolving loan	9.05%	SOFR (Q)	4.50%	09/2021	03/2027		2.5	2.5	2.4	(2)(11)
		First lien senior secured loan	10.50%	SOFR (Q)	6.00%	09/2020	09/2027		46.6	46.6	44.7	(2)(11)
		First lien senior secured loan	10.50%	SOFR (Q)	6.00%	12/2020	09/2027		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	10.50%	SOFR (Q)	6.00%	02/2021	09/2027		2.5	2.5	2.4	(2)(11)
		First lien senior secured loan	10.50%	SOFR (Q)	6.00%	09/2021	09/2027		9.3	9.3	8.9	(2)(11)
		Senior subordinated loan	11.00% PIK			03/2023	03/2025		1.7	1.7	1.6	(2)
		Senior subordinated loan	20.00% PIK			11/2024	03/2028		1.0	1.0	1.0	(2)
		Class A preferred units	8.00% PIK			09/2020		13,528		18.9	19.6	(2)
										82.6	80.7
Verista, Inc. (15)	Provides systems consulting for compliance, automation, validation, and packaging solutions to the healthcare sector	First lien senior secured revolving loan	10.61%	SOFR (Q)	6.00%	05/2022	02/2027		0.7	0.5	0.6	(2)(11)
		First lien senior secured loan	11.11% (0.50% PIK)	SOFR (Q)	6.50%	05/2022	02/2027		0.8	0.8	0.7	(2)(11)
										1.3	1.3
Vertice Pharma UK Parent Limited	Manufacturer and distributor of generic pharmaceutical products	Preferred shares				12/2015		40,662		—	—	(6)
WCI-BXC Purchaser, LLC and WCI-BXC Investment Holdings, L.P. (15)	Manufacturer of monoclonal antibodies	First lien senior secured loan	10.78%	SOFR (Q)	6.25%	11/2023	11/2030		5.0	5.0	5.0	(2)(11)
		Limited partnership interest				11/2023		1,529,000		1.5	1.4	(2)
										6.5	6.4

										705.8	695.4		5.21%
Consumer Durables and Apparel
760203 N.B. LTD. (15)	Manufacturer of hockey equipment and related accessories	First lien senior secured loan	8.80%	CDOR (S)	5.50%	12/2024	12/2030		35.2	35.2	34.3	(2)(6)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Bowhunter Holdings, LLC	Provider of branded archery and bowhunting accessories	Common units				04/2014		421		4.2	—
Centric Brands LLC, Centric Brands TopCo, LLC, and Centric Brands L.P. (4)	Designer, marketer and distributor of licensed and owned apparel	First lien senior secured loan	10.03%	SOFR (Q)	5.50%	02/2024	08/2029		28.4	26.6	28.4	(2)(11)
		Senior subordinated loan	12.53% PIK	SOFR (Q)	8.00%	02/2024	02/2031		26.6	25.1	26.6	(2)(11)
		Senior subordinated loan	11.03%	SOFR (Q)	6.50%	02/2024	02/2031		29.3	27.4	29.3	(2)(11)
		Class A limited partnership interests				02/2024		6.27%		2.9	18.5	(2)
										82.0	102.8
DRS Holdings III, Inc. and DRS Holdings I, Inc. (15)	Footwear and orthopedic foot-care brand	First lien senior secured loan	10.71%	SOFR (M)	6.25%	11/2019	11/2025		26.1	26.1	25.9	(2)(11)
		First lien senior secured loan	10.71%	SOFR (M)	6.25%	06/2021	11/2025		24.1	24.1	23.8	(2)(11)
		Common stock				11/2019		8,549		8.5	7.3	(2)
										58.7	57.0
Implus Footcare, LLC	Provider of footwear and other accessories	First lien senior secured loan				06/2016	07/2025		1.3	1.2	1.0	(2)(10)
		First lien senior secured loan				06/2017	07/2025		117.3	114.9	93.8	(2)(10)
		First lien senior secured loan				07/2018	07/2025		5.0	4.9	4.0	(2)(10)
										121.0	98.8
Johnnie-O Inc. and Johnnie-O Holdings Inc.	Apparel retailer	First lien senior secured loan	10.99%	SOFR (Q)	6.25%	03/2022	03/2027		17.5	17.2	17.5	(2)(11)
		Series A convertible preferred stock				03/2022		144,210		4.2	5.0	(2)
		Warrant to purchase shares of common stock				03/2022	03/2032	93,577		1.5	3.2	(2)
										22.9	25.7
Lew's Intermediate Holdings, LLC (15)	Outdoor brand holding company	First lien senior secured revolving loan	8.87%	SOFR (Q)	4.50%	02/2021	02/2026		1.0	1.0	0.8	(2)(14)
		First lien senior secured loan	9.51%	SOFR (Q)	5.00%	02/2021	02/2028		1.0	1.0	0.8	(2)(11)
										2.0	1.6
Pelican Products, Inc. (15)	Flashlights manufacturer	First lien senior secured revolving loan	8.48%	SOFR (Q)	4.00%	12/2021	12/2026		1.6	1.6	1.4	(2)(11)
		Second lien senior secured loan	12.34%	SOFR (Q)	7.75%	12/2021	12/2029		60.0	60.0	55.2	(2)(11)
										61.6	56.6
Rawlings Sporting Goods Company, Inc. and SEP Diamond Fund, L.P. (15)(16)	Sports equipment manufacturing company	First lien senior secured revolving loan	8.08%	SOFR (Q)	3.75%	11/2024	11/2029		7.9	7.9	7.9	(2)(11)
		First lien senior secured loan	9.23%	SOFR (Q)	4.75%	12/2020	11/2030		43.8	43.8	43.8	(2)(11)
		First lien senior secured loan	9.23%	SOFR (Q)	4.75%	11/2021	11/2030		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	9.23%	SOFR (Q)	4.75%	02/2024	11/2030		5.6	5.6	5.6	(2)(11)
		First lien senior secured loan	10.17%	SOFR (S)	5.50%	11/2024	11/2030		3.4	3.4	3.4	(2)(11)
		Limited partnership interest				06/2024		10,918,656		10.9	10.9	(2)
										71.7	71.7

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Reef Lifestyle, LLC (15)	Apparel retailer	First lien senior secured revolving loan	12.49% (2.25% PIK)	SOFR (M)	8.00%	10/2018	10/2027		27.3	27.3	27.3	(2)(11)(14)
		First lien senior secured revolving loan	12.51% (2.25% PIK)	SOFR (Q)	8.00%	07/2020	10/2027		3.9	3.8	3.9	(2)(11)(14)
		First lien senior secured loan	12.51% (2.25% PIK)	SOFR (Q)	8.00%	10/2018	10/2027		21.1	21.0	21.0	(2)(11)
		First lien senior secured loan	12.51% (2.25% PIK)	SOFR (Q)	8.00%	07/2020	10/2027		3.4	3.4	3.4	(2)(11)
										55.5	55.6
S Toys Holdings LLC (fka The Step2 Company, LLC) (5)	Toy manufacturer	Common units				04/2011		1,116,879		—	—
		Class B common units				10/2014		126,278,000		—	—
		Warrant to purchase units				04/2010	12/2050	3,157,895		—	—
										—	—
Shoes For Crews Global, LLC and Shoes For Crews Holdings, LLC (4)(15)	Manufacturer and distributor of slip resistant footwear	First lien senior secured loan	11.17%	SOFR (M)	6.50%	04/2024	07/2029		1.2	1.2	1.2	(2)(11)
		First lien senior secured loan	11.17%	SOFR (M)	6.50%	06/2024	07/2029		6.5	6.5	6.5	(2)(11)
		First lien senior secured loan	11.67% (5.00% PIK)	SOFR (M)	7.00%	06/2024	07/2029		3.7	3.7	3.7	(2)(11)
		Class A common units				06/2024		8,474		10.5	11.3	(2)
										21.9	22.7
St Athena Global LLC and St Athena Global Holdings Limited (15)	Designer and manufacturer of branded premium-quality tableware	First lien senior secured revolving loan	9.84%	SOFR (Q)	5.25%	06/2024	06/2029		0.7	0.7	0.7	(2)(6)(11)
		First lien senior secured loan	9.82%	SOFR (Q)	5.25%	06/2024	06/2030		30.0	30.0	29.4	(2)(6)(11)
		First lien senior secured loan	9.95%	SONIA (M)	5.25%	06/2024	06/2030		17.0	17.2	16.7	(2)(6)(11)
										47.9	46.8
SVP-Singer Holdings Inc. and SVP-Singer Holdings LP	Manufacturer of consumer sewing machines	Class A common units				07/2021		6,264,706		26.1	—	(2)
Team Acquisition Corporation (15)	Provider of team uniforms and athletic wear	First lien senior secured loan	10.90%	SOFR (M)	6.50%	01/2024	11/2029		34.6	34.0	32.8	(2)(11)

										644.7	606.4		4.54%
Food and Beverage
American Seafoods Group LLC and American Seafoods Partners LLC	Harvester and processor of seafood	Class A units				08/2015		77,922		0.1	—	(2)
		Warrant to purchase units of Class A units				08/2015	08/2035	7,422,078		7.4	2.5	(2)
										7.5	2.5
Badia Spices, LLC (15)	Spices & seasonings brand	First lien senior secured loan	9.07%	SOFR (Q)	4.50%	11/2024	11/2030		122.0	122.0	119.9	(2)(11)
Berner Food & Beverage, LLC (15)	Supplier of dairy-based food and beverage products	First lien senior secured loan	10.30%	SOFR (S)	5.50%	12/2024	07/2027		1.4	1.4	1.4	(2)(11)
Bragg Live Food Products, LLC and SPC Investment Co., L.P. (4)(15)	Health food company	First lien senior secured loan	10.43%	SOFR (Q)	6.00%	12/2020	12/2025		23.1	23.1	23.1	(2)(11)
		Common units				03/2019		14,850		11.5	33.2	(2)
										34.6	56.3

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
CHG PPC Parent LLC & PPC CHG Blocker LLC	Diversified food products manufacturer	Common units				12/2021		59		3.0	4.7	(2)
Demakes Borrower, LLC (15)	Value-added protein manufacturer	First lien senior secured loan	10.45%	SOFR (M)	6.00%	12/2023	12/2029		6.2	6.2	6.2	(2)(11)
Florida Food Products, LLC	Provider of plant extracts and juices	First lien senior secured loan	9.59%	SOFR (Q)	5.00%	10/2021	10/2028		0.4	0.4	0.4	(2)(11)
		First lien senior secured loan	9.33%	SOFR (Q)	5.00%	06/2022	10/2028		0.4	0.4	0.4	(2)(11)
		Second lien senior secured loan	12.59%	SOFR (Q)	8.00%	10/2021	10/2029		71.8	71.8	61.0	(2)(11)
										72.6	61.8
Gotham Greens Holdings, PBC	Producer of vegetables and culinary herbs for restaurants and retailers	First lien senior secured loan	14.24% (2.00% PIK)	SOFR (S)	9.25%	06/2022	12/2026		36.8	36.8	36.8	(11)
		Series E-1 preferred stock	6.00% PIK			06/2022		188,605		14.2	11.5	(2)
		Warrant to purchase shares of Series E-1 preferred stock				06/2022	06/2032	78,216		—	—	(2)
										51.0	48.3
KNPC HoldCo, LLC	Producer of trail mix and mixed nut snack products	First lien senior secured loan	10.99%	SOFR (S)	5.75%	04/2022	10/2029		5.5	5.5	5.5	(2)(11)
		First lien senior secured loan	12.24%	SOFR (S)	7.00%	12/2022	10/2029		1.3	1.3	1.3	(2)(11)
		First lien senior secured loan	11.49%	SOFR (S)	6.25%	11/2023	10/2029		2.7	2.7	2.7	(2)(11)
		First lien senior secured loan	10.27%	SOFR (M)	5.75%	12/2024	10/2029		27.6	27.6	26.8	(2)(11)
										37.1	36.3
Manna Pro Products, LLC (15)	Manufacturer and supplier of specialty nutrition and care products for animals	First lien senior secured revolving loan	10.53%	SOFR (S)	6.00%	12/2020	12/2026		5.1	5.1	4.2	(2)(11)
		First lien senior secured revolving loan	12.50%	Base Rate (Q)	5.00%	12/2020	12/2026		1.8	1.8	1.4	(2)(11)
										6.9	5.6
Max US Bidco Inc.	Manufacturer of premium dry dog food	First lien senior secured loan	9.36%	SOFR (M)	5.00%	10/2023	10/2030		1.0	0.9	1.0	(2)(18)
RB Holdings InterCo, LLC (15)	Manufacturer of pet food and treats	First lien senior secured revolving loan	9.56%	SOFR (M)	5.00%	05/2022	05/2028		1.5	1.5	1.5	(2)(11)
		First lien senior secured loan	9.62%	SOFR (M)	5.00%	05/2022	05/2028		11.3	11.3	11.0	(2)(11)
										12.8	12.5
Sugar PPC Buyer LLC (15)	Manufacturer and distributor of food products	First lien senior secured loan	9.69%	SOFR (M)	5.25%	10/2023	10/2030		15.7	15.7	15.7	(2)(11)
Teasdale Foods, Inc. and Familia Group Holdings Inc.	Provider of beans, sauces and hominy to the retail, foodservice and wholesale channels	First lien senior secured loan	11.99%	SOFR (Q)	7.25%	12/2020	12/2025		75.9	75.9	72.9	(2)(11)
		Warrant to purchase shares of common stock				02/2019	02/2034	57,827		—	—	(2)
										75.9	72.9
Triton Water Holdings, Inc.	Producer and provider of bottled water brands	First lien senior secured loan	7.84%	SOFR (Q)	3.25%	03/2021	03/2028		1.0	1.0	1.0	(2)(11)(18)
		Senior subordinated loan	6.25%			03/2021	04/2029		0.1	0.1	0.1	(2)(18)
										1.1	1.1
Watermill Express, LLC and Watermill Express Holdings, LLC (15)	Owner and operator of self-service water and ice stations	First lien senior secured revolving loan	9.81%	SOFR (Q)	5.25%	04/2021	07/2029		0.4	0.4	0.4	(2)(11)(14)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured loan	9.73%	SOFR (Q)	5.25%	04/2021	07/2029		20.7	20.7	20.7	(2)(11)
		First lien senior secured loan	9.74%	SOFR (Q)	5.25%	01/2024	07/2029		5.6	5.6	5.6	(2)(11)
		First lien senior secured loan	9.23%	SOFR (Q)	4.75%	08/2024	07/2029		0.9	0.9	0.9	(2)(11)
		Class A units				04/2021		282,200		3.1	5.8
										30.7	33.4

										479.4	479.6		3.59%
Automobiles and Components
Automotive Keys Group, LLC and Automotive Keys Investor, LLC	Provider of replacement wireless keys for automotive market	First lien senior secured loan	10.98%	SOFR (Q)	6.50%	12/2021	11/2025		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	10.98%	SOFR (Q)	6.50%	12/2022	11/2025		4.7	4.7	4.2	(2)(11)
		Preferred units				11/2020		4,113,113		5.1	0.3	(2)
		Preferred units				11/2020		1,095,046		1.1	0.1	(2)
		Class A common units				11/2020		5,208,159		—	—	(2)
										11.0	4.7
Collision SP Subco, LLC (15)	Provider of auto body collision repair services	First lien senior secured revolving loan	10.09%	SOFR (Q)	5.50%	01/2024	01/2030		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	10.09%	SOFR (Q)	5.50%	01/2024	01/2030		6.9	6.9	6.9	(2)(11)
										7.0	7.0
Continental Acquisition Holdings, Inc.	Distributor of aftermarket batteries to the electric utility vehicle, automotive, commercial, marine and industrial markets	First lien senior secured loan	7.41%	SOFR (Q)	2.93%	01/2021	01/2027		37.8	37.0	29.1	(2)(11)
		First lien senior secured loan	7.41%	SOFR (Q)	2.93%	12/2021	01/2027		5.6	5.5	4.3	(2)(11)
										42.5	33.4
Eckler Purchaser LLC (5)	Restoration parts and accessories provider for classic automobiles	Class A common units				07/2012		67,972		—	—	(2)
Faraday Buyer, LLC (15)	Manufacturer and supplier for the power utility and automotive markets worldwide	First lien senior secured loan	10.33%	SOFR (Q)	6.00%	10/2022	10/2028		54.9	54.9	54.9	(2)(11)
		First lien senior secured loan	10.33%	SOFR (Q)	6.00%	11/2023	10/2028		7.8	7.8	7.8	(2)(11)
										62.7	62.7
Faraday&Future Inc., FF Inc., Faraday SPE, LLC and Faraday Future Intelligent Electric Inc.	Electric vehicle manufacturer	Warrant to purchase shares of Class A common stock				08/2021	08/2027	27,824,527		2.3	—	(2)
Highline Aftermarket Acquisition, LLC, Highline Aftermarket SC Acquisition, Inc. and Highline PPC Blocker LLC (15)	Manufacturer and distributor of automotive fluids	First lien senior secured revolving loan				11/2020	08/2027		—	—	—	(2)(13)
		Second lien senior secured loan	11.83%	SOFR (Q)	7.25%	11/2020	11/2028		70.4	70.4	70.4	(2)(11)
		Co-invest units				11/2020		59,230		5.9	10.0	(2)
										76.3	80.4

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
New ChurcHill HoldCo LLC and Victory Topco, LP (15)	Operator of collision repair centers	First lien senior secured loan	9.83%	SOFR (Q)	5.50%	11/2023	11/2029		14.4	14.4	14.4	(2)(11)
		Class A-2 common units				11/2023		20,170		2.0	3.4	(2)
										16.4	17.8
Sun Acquirer Corp. and Sun TopCo, LP (15)	Automotive parts and repair services retailer	First lien senior secured revolving loan				09/2021	09/2027		—	—	—	(2)(13)
		First lien senior secured loan	9.36%	SOFR (M)	5.00%	09/2021	09/2028		52.8	52.6	52.8	(2)(11)
		First lien senior secured loan	9.36%	SOFR (M)	5.00%	11/2021	09/2028		16.6	16.6	16.6	(2)(11)
		First lien senior secured loan	9.36%	SOFR (M)	5.00%	06/2022	09/2028		9.5	9.5	9.5	(2)(11)
		First lien senior secured loan	9.36%	SOFR (M)	5.00%	11/2024	09/2028		0.9	0.9	0.9	(2)(11)
		Class A units				09/2021		79,688		8.0	10.6	(2)
										87.6	90.4
Truck-Lite Co., LLC, Ecco Holdings Corp. and Clarience Technologies, LLC (15)	Provider of global transportation safety and productivity applications	First lien senior secured loan	10.27%	SOFR (Q)	5.75%	02/2024	02/2031		80.9	80.9	80.9	(2)(11)
		Class A common units				02/2024		2,501		6.2	6.5
										87.1	87.4

										392.9	383.8		2.87%
Materials
ASP-r-pac Acquisition CO LLC and ASP-r-pac Holdings LP (15)	Manufacturer and supplier of printed packaging and trimmings	First lien senior secured revolving loan	10.47%	SOFR (M)	6.00%	12/2021	12/2027		1.2	1.2	1.2	(2)(11)
		First lien senior secured loan	10.85%	SOFR (Q)	6.00%	12/2021	12/2027		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	10.57%	SOFR (M)	6.00%	10/2024	12/2027		3.3	3.3	3.3	(2)(11)
		Class A units				12/2021		195,990		19.6	13.9	(2)
										24.2	18.5
Halex Holdings, Inc. (5)	Manufacturer of flooring installation products	Common stock				01/2017		51,853		—	—
H-Food Holdings, LLC and Matterhorn Parent, LLC	Food contract manufacturer	First lien senior secured loan				12/2021	05/2025		0.1	0.1	0.1	(2)(10)
		First lien senior secured loan				06/2022	05/2025		24.5	23.5	16.1	(2)(10)
		First lien senior secured loan				07/2022	05/2025		3.3	3.2	2.1	(2)(10)
		Second lien senior secured loan				11/2018	03/2026		73.0	3.8	3.8	(2)(10)
		Common units				11/2018		5,827		5.8	—
										36.4	22.1
Meyer Laboratory, LLC and Meyer Parent, LLC (15)	Provider of industrial and institutional cleaning chemicals and application systems	First lien senior secured loan	9.61%	SOFR (M)	5.25%	02/2024	02/2030		27.1	27.1	27.1	(2)(11)
		Common units				02/2024		440,000		0.4	0.5
										27.5	27.6
Nelipak Holding Company, Nelipak European Holdings Cooperatief U.A., KNPAK Holdings, LP and PAKNK Netherlands Treasury B.V. (15)	Manufacturer of thermoformed packaging for medical devices	First lien senior secured revolving loan	9.86%	SOFR (M)	5.50%	03/2024	03/2031		1.1	1.1	1.1	(2)(6)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured revolving loan	8.32%	Euribor (M)	5.50%	03/2024	03/2031		0.6	0.6	0.5	(2)(6)(11)
		First lien senior secured loan	9.86%	SOFR (M)	5.50%	03/2024	03/2031		16.5	16.5	16.2	(2)(6)(11)
		First lien senior secured loan	8.36%	Euribor (M)	5.50%	03/2024	03/2031		32.1	33.6	31.4	(2)(6)(11)
		Class A units				07/2019		6,762,668		6.8	7.0	(2)(6)
										58.6	56.2
Novipax Buyer, L.L.C. and Novipax Parent Holding Company, L.L.C.	Developer and manufacturer of absorbent pads for food products	First lien senior secured loan	12.71% (1.00% PIK)	SOFR (M)	8.25%	12/2020	12/2026		22.1	22.1	20.3	(2)(11)
		First lien senior secured loan	12.71% (1.00% PIK)	SOFR (M)	8.25%	12/2022	12/2026		0.3	0.3	0.2	(2)(11)
		Class A preferred units				12/2020		4,772		4.6	2.7	(2)
		Class C units				12/2020		4,772		—	—	(2)
										27.0	23.2
Plaskolite PPC Intermediate II LLC and Plaskolite PPC Blocker LLC	Manufacturer of specialized acrylic and polycarbonate sheets	First lien senior secured loan	8.78%	SOFR (Q)	4.00%	12/2018	12/2025		22.1	21.8	21.4	(2)(11)(18)
		Second lien senior secured loan	12.12%	SOFR (S)	7.25%	12/2018	12/2026		55.0	55.0	53.3	(2)(11)
		Preferred units	15.00% PIK			10/2023		841		0.1	—	(2)
		Co-Invest units				12/2018		5,969		0.6	0.3	(2)
										77.5	75.0
Precision Concepts International LLC and Precision Concepts Canada Corporation (15)	Manufacturer of diversified packaging solutions and plastic injection molded products	First lien senior secured revolving loan	9.93%	SOFR (Q)	5.50%	01/2019	04/2026		3.6	3.6	3.6	(2)(6)(11)
		First lien senior secured revolving loan	12.00%	Base Rate (Q)	4.50%	01/2019	04/2026		0.7	0.7	0.7	(2)(6)(11)
		First lien senior secured loan	9.93%	SOFR (Q)	5.50%	01/2019	04/2026		11.5	11.5	11.5	(2)(6)(11)
		First lien senior secured loan	9.93%	SOFR (Q)	5.50%	06/2021	04/2026		0.1	0.1	0.1	(2)(6)(11)
		First lien senior secured loan	9.93%	SOFR (Q)	5.50%	05/2022	04/2026		0.1	0.1	0.1	(2)(6)(11)
										16.0	16.0
Reagent Chemical & Research, LLC (15)	Supplier of liquid hydrochloric acid	First lien senior secured revolving loan				04/2024	04/2030		—	—	—	(2)(11)(13)
		First lien senior secured loan	9.61%	SOFR (M)	5.25%	04/2024	04/2031		47.6	47.6	47.6	(2)(11)
										47.6	47.6
SCI PH Parent, Inc.	Industrial container manufacturer, reconditioner and servicer	Series B shares				08/2018		11		1.1	2.1	(2)
Vobev, LLC and Vobev Holdings, LLC (15)	Producer and filler of aluminum beverage cans	First lien senior secured loan	13.36% PIK	SOFR (M)	9.00%	12/2024	03/2025		3.4	3.3	3.4	(2)
		First lien senior secured loan				04/2023	04/2028		63.9	62.6	19.2	(2)(10)
		First lien senior secured loan				01/2024	04/2028		5.7	5.6	1.7	(2)(10)
		First lien senior secured loan				05/2024	04/2028		8.4	8.0	2.5	(2)(10)
		First lien senior secured loan				09/2024	04/2028		4.2	4.1	1.3	(2)(10)
		First lien senior secured loan				11/2024	04/2028		2.5	2.4	0.7	(2)(10)
		Warrant to purchase shares of ordinary shares				04/2023	11/2033	4,378		—	—	(2)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		Warrant to purchase units of class B units				11/2023	04/2028	59,450		—	—	(2)
										86.0	28.8

										401.9	317.1		2.37%
Household and Personal Products
Beacon Wellness Brands, Inc. and CDI Holdings I Corp. (15)	Provider of personal care appliances	First lien senior secured loan	10.71% (0.50% PIK)	SOFR (M)	6.25%	12/2021	12/2027		3.7	3.7	3.6	(2)(11)
		Common stock				12/2021		6,149		6.1	3.6	(2)
										9.8	7.2
Foundation Consumer Brands, LLC	Pharmaceutical holding company of over the counter brands	First lien senior secured loan	10.89%	SOFR (Q)	6.25%	02/2021	02/2027		12.6	12.5	12.6	(2)(11)
		First lien senior secured loan	10.89%	SOFR (Q)	6.25%	06/2023	02/2027		0.2	0.2	0.2	(2)(11)
										12.7	12.8
LifeStyles Bidco Ltd., Lifestyles US Holdco, Inc. and LifeStyles Parent, L.P.	Provider of intimate wellness products	First lien senior secured loan	11.08%	SOFR (Q)	6.75%	11/2022	11/2028		18.3	18.3	18.3	(2)(6)(11)
		First lien senior secured loan	10.81%	SOFR (Q)	6.50%	12/2023	11/2028		8.3	8.8	8.3	(2)(6)(11)
		Preferred units	8.00% PIK			11/2022		3,178		3.7	3.7	(2)(6)
		Class B common units				11/2022		32,105		—	1.0	(2)(6)
										30.8	31.3
Premier Specialties, Inc. and RMCF V CIV XLIV, L.P. (15)	Manufacturer and supplier of natural fragrance materials and cosmeceuticals	First lien senior secured revolving loan	11.46%	SOFR (M)	7.00%	08/2021	08/2027		1.0	1.0	1.0	(2)(11)
		First lien senior secured loan	11.46% (3.50% PIK)	SOFR (M)	7.00%	08/2021	08/2027		28.0	28.0	26.3	(2)(11)
		Limited partner interests				08/2021		4.03%		5.0	3.0	(2)
										34.0	30.3
RD Holdco Inc. (5)	Manufacturer and marketer of carpet cleaning machines	Senior subordinated loan				01/2017	10/2026		32.6	22.0	14.2	(2)(10)
		Senior subordinated loan				04/2023	10/2026		1.2	0.9	0.5	(2)(10)
		Common stock				01/2017		458,596		14.0	—
										36.9	14.7
Silk Holdings III Corp. and Silk Holdings I Corp. (15)	Producer of personal care products	First lien senior secured revolving loan	8.33%	SOFR (Q)	4.00%	05/2023	05/2029		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	9.83%	SOFR (Q)	5.50%	05/2023	05/2029		5.4	5.4	5.4	(2)(11)
		First lien senior secured loan	9.83%	SOFR (Q)	5.50%	05/2024	05/2029		55.9	55.9	55.9	(2)(11)
		Common stock				05/2023		14,199		14.2	37.4	(2)
										75.6	98.8
TCI Buyer LLC and TCI Holdings, LP (15)	Contract formulator and manufacturer of beauty and personal care products	First lien senior secured loan	9.09%	SOFR (M)	4.75%	11/2024	11/2030		33.6	33.6	33.1	(2)(11)
		Common stock				11/2024		24,010		2.4	2.4	(2)
										36.0	35.5
Walnut Parent, Inc.	Manufacturer of natural solution pest and animal control products	First lien senior secured loan	9.96%	SOFR (M)	5.50%	11/2020	11/2027		14.3	14.3	13.9	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured loan	9.96%	SOFR (M)	5.50%	04/2022	11/2027		0.1	0.1	0.1	(2)(11)
										14.4	14.0

										250.2	244.6		1.83%
Energy
GNZ Energy Bidco Limited and Galileo Co-investment Trust I (15)	Independent fuel provider in New Zealand	First lien senior secured loan	10.60%	BKBM (Q)	6.00%	05/2022	07/2027		27.2	30.5	27.2	(2)(6)(11)
		Common units				07/2022		17,616,667		5.1	8.4	(2)(6)
										35.6	35.6
HighPeak Energy, Inc.	Oil and gas exploration and production company	First lien senior secured loan	11.98%	SOFR (Q)	7.50%	09/2023	09/2026		82.7	81.4	82.7	(2)(6)(11)
Murchison Holdings, LLC	Exploration and production company	Preferred units				06/2022		41,000		—	6.7
Offen, Inc.	Distributor of fuel, lubricants, diesel exhaust fluid, and premium additives	First lien senior secured loan	9.47%	SOFR (M)	5.00%	05/2022	06/2026		0.1	0.1	0.1	(2)
VPROP Operating, LLC and V SandCo, LLC (5)(15)	Sand-based proppant producer and distributor to the oil and natural gas industry	First lien senior secured loan	14.21% PIK	SOFR (M)	9.50%	03/2017	11/2026		28.0	28.0	28.0	(2)(11)
		First lien senior secured loan	14.21% PIK	SOFR (M)	9.50%	06/2020	11/2026		6.2	6.2	6.2	(2)(11)
		First lien senior secured loan	14.21% PIK	SOFR (M)	9.50%	11/2020	11/2026		5.1	5.1	5.1	(2)(11)
		First lien senior secured loan	13.85% PIK	SOFR (M)	9.50%	12/2024	11/2026		4.5	4.5	4.5	(2)(11)
		Class A units				11/2020		347,900		32.8	32.0	(2)
										76.6	75.8

										193.7	200.9		1.50%
Technology Hardware and Equipment
Chariot Buyer LLC (15)	Provider of smart access solutions across residential and commercial properties	First lien senior secured loan	8.11%	SOFR (M)	3.75%	01/2024	11/2028		0.1	0.1	0.1	(2)(11)(18)
Everspin Technologies, Inc.	Designer and manufacturer of computer memory solutions	Warrant to purchase shares of common stock				10/2016	10/2026	18,461		0.4	—
Excelitas Technologies Corp. (15)	Provider of photonic solutions	First lien senior secured loan	9.61%	SOFR (M)	5.25%	05/2024	08/2029		7.1	7.1	7.1	(2)(11)
FL Hawk Intermediate Holdings, Inc. (15)	Provider of variable data labeling for the apparel industry	First lien senior secured loan	8.83%	SOFR (Q)	4.50%	10/2024	02/2030		9.3	9.2	9.3	(2)(11)
ITI Holdings, Inc. (15)	Provider of innovative software and equipment for motor vehicle agencies	First lien senior secured revolving loan	9.96%	SOFR (M)	5.50%	03/2022	03/2028		2.7	2.7	2.7	(2)(11)
		First lien senior secured revolving loan	12.00%	Base Rate (Q)	4.50%	03/2022	03/2028		1.4	1.4	1.4	(2)(11)
		First lien senior secured loan	10.05%	SOFR (Q)	5.50%	03/2022	03/2028		34.3	34.3	34.3	(2)(11)
										38.4	38.4
PerkinElmer U.S. LLC and NM Polaris Co-Invest, L.P. (15)	Provider of analytical instrumentation and testing equipment and services	First lien senior secured loan	9.34%	SOFR (M)	5.00%	03/2023	03/2029		17.2	17.2	17.2	(2)(11)
		First lien senior secured loan	9.34%	SOFR (M)	5.00%	10/2023	03/2029		2.8	2.8	2.8	(2)(11)

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured loan	9.34%	SOFR (M)	5.00%	05/2024	03/2029		3.2	3.2	3.2	(2)(11)
		Class A-2 units				01/2022		34,832		4.8	5.4
		Limited partnership interests				03/2023		0.55%		9.9	15.1	(2)
										37.9	43.7
Repairify, Inc. and Repairify Holdings, LLC (15)	Provider of automotive diagnostics scans and solutions	First lien senior secured revolving loan	9.95%	SOFR (S)	5.00%	06/2021	06/2027		7.3	7.3	7.3	(2)(11)
		Class A common units				06/2021		163,820		4.9	4.2	(2)
										12.2	11.5

										105.3	110.1		0.82%
Gas Utilities
Ferrellgas, L.P. and Ferrellgas Partners, L.P.	Distributor of propane and related accessories	Senior preferred units	8.96%			03/2021		64,155		64.2	64.8
		Class B units				09/2022		95,354		15.4	19.7	(2)
										79.6	84.5
Opal Fuels Intermediate HoldCo LLC, and Opal Fuels Inc.	Owner of natural gas facilities	First lien senior secured loan	7.83%	SOFR (M)	3.50%	09/2023	09/2028		0.1	0.1	0.1	(2)(6)
		Class A common stock				07/2022		3,059,533		23.3	10.4	(6)(18)
										23.4	10.5

										103.0	95.0		0.71%
Telecommunication Services
Expereo USA, Inc. and Ristretto Bidco B.V. (15)	Global internet managed service provider	First lien senior secured loan	10.40%	SOFR (Q)	6.00%	12/2024	12/2030		56.0	56.0	55.5	(2)(6)(11)

										56.0	55.5		0.42%
Transportation
Nordic Ferry Infrastructure AS	Private passenger & freight ferry transportation company	Senior subordinated loan	7.91%	Euribor (Q)	5.00%	11/2024	11/2031		0.1	0.1	0.1	(2)(6)
		Senior subordinated loan	9.70%	NIBOR (Q)	5.00%	11/2024	11/2031		0.1	0.1	0.1	(2)(6)
										0.2	0.2

										0.2	0.2		—%

Total Investments										$26,374.0	$26,719.9	(19)	200.09%

Derivative Instruments

Foreign currency forward contracts

Description	Notional Amount to be Purchased	Notional Amount to be Sold		Counterparty	Settlement Date	Unrealized Appreciation / (Depreciation)
Foreign currency forward contract	$195		€182	Canadian Imperial Bank of Commerce	January 24, 2025	$6
Foreign currency forward contract	$184	CAD	240	Canadian Imperial Bank of Commerce	January 24, 2025	5
Foreign currency forward contract	$109		€103	Royal Bank of Canada	January 24, 2025	4
Foreign currency forward contract	$96	NOK	97	Royal Bank of Canada	January 24, 2025	—
Foreign currency forward contract	$93	CAD	133	Royal Bank of Canada	January 21, 2025	—
Foreign currency forward contract	$84		£68	Royal Bank of Canada	August 21, 2026	—
Foreign currency forward contract	$84		£65	Royal Bank of Canada	January 24, 2025	2
Foreign currency forward contract	$76		£59	Canadian Imperial Bank of Commerce	January 24, 2025	2
Foreign currency forward contract	$41	NZD	68	Royal Bank of Canada	January 24, 2025	3
Foreign currency forward contract	$40	CAD	55	Royal Bank of Canada	January 24, 2025	2
Foreign currency forward contract	$19		£15	Canadian Imperial Bank of Commerce	August 21, 2026	—
Foreign currency forward contract	$14	AUD	21	Canadian Imperial Bank of Commerce	November 17, 2026	—
Foreign currency forward contract	$6	NOK	63	Canadian Imperial Bank of Commerce	January 24, 2025	—
Total						$24
Interest rate swaps

Description	Hedged Item	Company Receives	Company Pays	Counterparty	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Change in Unrealized Appreciation / (Depreciation)
Interest rate swap	January 2027 Notes	7.000%	SOFR +2.581%	Wells Fargo Bank, N.A.	01/15/2027	$900	$4	$—	$(11)
Interest rate swap	March 2029 Notes	5.875%	SOFR +2.023%	Wells Fargo Bank, N.A.	03/01/2029	1,000	(9)	—	(9)
Interest rate swap	July 2029 Notes	5.950%	SOFR +1.643%	Wells Fargo Bank, N.A.	07/15/2029	850	7	—	7
Total						$2,750	$2	$—	$(13)
______________________________________________

(1)Other than the Company’s investments listed in footnote 5 below (subject to the limitations set forth therein), the Company does not “Control” any of its portfolio companies, for the purposes of the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). In general, under the Investment Company Act, the Company would “Control” a portfolio company if the Company owned more than 25% of its outstanding voting securities (i.e., securities with the right to elect directors) and/or had the power to exercise control over the management or policies of such portfolio company. All of the Company’s portfolio company investments, which as of December 31, 2024 represented 200% of the Company’s net assets or 95% of the Company’s total assets, are subject to legal restrictions on sales.

(2)These assets are pledged as collateral under the Company’s or the Company’s consolidated subsidiaries’ various revolving credit facilities and debt securitizations and, as a result, are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the obligations under each of the respective facilities and debt securitizations (see Note 5).

(3)Investments without an interest rate are non-income producing.

(4)As defined in the Investment Company Act, the Company is deemed to be an “Affiliated Person” because it owns 5% or more of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions as of and during the year ended December 31, 2024 in which the issuer was an Affiliated Person of the Company (but not a portfolio company that the Company is deemed to Control) are as follows:

For the Year Ended December 31, 2024										As of December 31, 2024
(in millions) Company	Purchases (cost)	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)	Fair Value
Apex Clean Energy TopCo, LLC	$3.2	$—	$—	$—	$—	$—	$—	$—	$31.2	$222.3
APG Intermediate Holdings Corporation and APG Holdings, LLC	—	0.1	—	1.4	—	—	—	—	(4.9)	18.7
Bragg Live Food Products, LLC and SPC Investment Co., L.P.	—	3.5	—	2.8	—	—	0.1	—	15.9	56.3
Centric Brands LLC, Centric Brands TopCo, LLC, and Centric Brands L.P.	—	—	—	8.9	—	—	0.1	—	20.8	102.8
Daylight Beta Parent LLC and CFCo, LLC	—	—	—	—	—	—	—	—	(9.7)	2.5
ESCP PPG Holdings, LLC	—	—	—	—	—	—	—	—	(0.8)	3.6
European Capital UK SME Debt LP	—	7.2	—	—	—	1.8	—	—	(1.8)	7.4
Fitness Ventures Holdings, Inc. and Meaningful Partners Fitness Ventures Co-Investment LP	51.7	—	—	1.7	0.8	—	0.1	—	1.0	52.8
OPH NEP Investment, LLC	29.0	—	—	2.1	0.7	—	0.1	—	1.5	32.1
PCG-Ares Sidecar Investment II, L.P.	—	—	—	—	—	—	—	—	4.1	22.3
PCG-Ares Sidecar Investment, L.P.	—	—	—	—	—	—	—	—	(0.4)	0.6
Pluralsight, LLC and Pluralsight Holdings, LLC and Paradigmatic Holdco LLC	8.7	—	—	1.6	—	—	0.1	—	(0.5)	54.9
Production Resource Group, L.L.C. and PRG III, LLC	26.8	1.9	—	14.4	1.3	—	1.4	—	(40.1)	108.2
Shoes For crews Global, LLC and Shoes for crews Holdings, LLC	—	0.1	—	0.7	—	—	—	—	0.9	22.7
Totes Isotoner Corporation and Totes Ultimate Holdco, Inc.	—	3.8	6.0	0.2	—	—	—	(6.0)	6.1	—
	$119.4	$16.6	$6.0	$33.8	$2.8	$1.8	$1.9	$(6.0)	$23.3	$707.2

(5)As defined in the Investment Company Act, the Company is deemed to be both an “Affiliated Person” and “Control” this portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions as of and during the year ended December 31, 2024 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control are as follows:

For the Year Ended December 31, 2024										As of December 31, 2024
(in millions) Company	Purchases (cost)	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)	Fair Value
Absolute Dental Group LLC and Absolute Dental Equity, LLC	$29.9	$26.0	$3.9	$8.7	$—	$—	$0.1	$(3.8)	$(12.2)	$67.3
ACAS Equity Holdings Corporation	—	—	—	—	—	—	—	—	—	0.5
ADF Capital, Inc., ADF Restaurant Group, LLC, and ARG Restaurant Holdings, Inc.	—	—	—	—	—	—	—	—	—	—
ADG, LLC, GEDC Equity, LLC and RC IV GEDC Investor LLC	7.8	—	—	5.2	—	—	0.1	—	(18.2)	59.4
Eckler Industries, Inc. and Eckler Purchaser LLC	—	—	—	—	—	—	—	—	—	—
Halex Holdings, Inc.	—	—	—	—	—	—	—	—	—	—
HCI Equity, LLC	—	—	—	—	—	—	—	—	—	—
Heelstone Renewable Energy, LLC and Heelstone Renewable Energy Investors, LLC	—	91.0	80.8	3.5	—	—	—	146.2	(114.3)	—
Imaging Business Machines, L.L.C. and Scanner Holdings Corporation	—	—	—	2.6	—	—	0.5	—	(0.5)	66.2
Ivy Hill Asset Management, L.P.	412.2	474.2	—	1.7	—	285.0	—	—	(9.2)	1,915.3
Olympia Acquisition, Inc., Olympia TopCo, L.P., and Asclepius Holdings LLC	—	0.3	—	0.6	—	—	0.1	(0.3)	(5.4)	38.0
Potomac Intermediate Holdings II LLC	25.1	—	—	—	—	—	—	—	220.9	350.6
PS Operating Company LLC and PS Op Holdings LLC	5.6	3.8	—	0.1	—	—	—	—	(14.9)	9.1
RD Holdco Inc.	—	—	—	—	—	—	—	—	0.8	14.7
S Toys Holdings LLC (fka The Step2 Company, LLC)	—	—	—	—	—	—	—	—	0.6	—
Senior Direct Lending Program, LLC	210.8	263.8	—	172.9	12.5	—	4.5	0.1	(43.0)	1,192.0
Startec Equity, LLC	—	—	—	—	—	—	—	—	—	—
SHO Holding I Corporation, Shoes For Crews (Europe) Limited and Never Slip TopCo, Inc.	1.1	118.5	—	(1.0)	0.1	—	—	(118.7)	87.8	—
Visual Edge Technology, Inc.	—	0.3	—	4.8	—	5.1	0.1	—	(4.6)	78.7
VPROP Operating, LLC and V SandCo, LLC	4.5	—	—	5.8	—	—	—	—	(29.0)	75.8
	$697.0	$977.9	$84.7	$204.9	$12.6	$290.1	$5.4	$23.5	$58.8	$3,867.6
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

(6)This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company's total assets. Pursuant to Section 55(a) of the Investment Company Act, 22% of the Company's total assets are represented by investments at fair value and other assets that are considered “non-qualifying assets” as of December 31, 2024.

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

(9)The Company sold a participating interest of approximately $32.0 in aggregate principal amount outstanding of the portfolio company’s first lien senior secured revolving loan. As the transaction did not qualify as a “true sale” in accordance with U.S. generally accepted accounting principles (“GAAP”), the Company recorded a corresponding $32.0 secured borrowing, at fair value, included in “secured borrowings” in the accompanying consolidated balance sheet. As of December 31, 2024, the interest rate in effect for the secured borrowing was 12.15%.

(10)Loan was on non-accrual status as of December 31, 2024.

(11)Loan includes interest rate floor feature.

(12)In addition to the interest earned based on the stated contractual interest rate of this security, the certificates entitle the holders thereof to receive a portion of the excess cash flow from the SDLP’s loan portfolio, after expenses, which may result in a return to the Company greater than the contractual stated interest rate.

(13)As of December 31, 2024, no amounts were funded by the Company under this first lien senior secured revolving loan; however, there were letters of credit issued and outstanding through a financial intermediary under the loan. See Note 7 for further information on letters of credit commitments related to certain portfolio companies.

(14)As of December 31, 2024, in addition to the amounts funded by the Company under this first lien senior secured revolving loan, there were also letters of credit issued and outstanding through a financial intermediary under the loan. See Note 7 for further information on letters of credit commitments related to certain portfolio companies.

(15)As of December 31, 2024, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 7 for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net unfunded revolving and delayed draw commitments
3 Step Sports LLC	$10.4	$—	$10.4	$—	$(10.0)	$0.4
760203 N.B. LTD.	7.4	—	7.4	—	—	7.4
Absolute Dental Group LLC and Absolute Dental Equity, LLC	15.6	(14.5)	1.1	—	—	1.1
Accession Risk Management Group, Inc. and RSC Insurance Brokerage, Inc.	14.1	—	14.1	—	—	14.1
Accommodations Plus Technologies LLC and Accommodations Plus Technologies Holdings LLC	4.1	—	4.1	—	—	4.1
Actfy Buyer, Inc.	24.8	—	24.8	—	—	24.8
Activate Holdings (US) Corp. and CrossPoint Capital AS SPV, LP	3.6	—	3.6	—	—	3.6
ADG, LLC, GEDC Equity, LLC and RC IV GEDC Investor LLC	12.3	—	12.3	—	—	12.3
Aduro Advisors, LLC	7.4	—	7.4	—	—	7.4
Advarra Holdings, Inc.	0.4	—	0.4	—	—	0.4
Aerin Medical Inc.	6.5	—	6.5	—	—	6.5
AI Fire Buyer, Inc. and AI Fire Parent LLC	9.5	(1.5)	8.0	—	—	8.0
AI Titan Parent, Inc.	18.5	—	18.5	—	—	18.5
Airx Climate Solutions, Inc.	9.9	—	9.9	—	—	9.9
Alcami Corporation and ACM Note Holdings, LLC	1.9	(0.1)	1.8	—	—	1.8
Aldinger Company Inc	5.1	—	5.1	—	—	5.1
Alera Group, Inc.	0.6	—	0.6	—	—	0.6
AMCP Clean Acquisition Company, LLC	4.0	—	4.0	—	—	4.0
American Residential Services L.L.C. and Aragorn Parent Holdings LP	10.0	(2.7)	7.3	—	—	7.3
Amerivet Partners Management, Inc. and AVE Holdings LP	6.3	—	6.3	—	—	6.3
Anaplan, Inc.	1.4	—	1.4	—	—	1.4
Anaqua Parent Holdings, Inc. & Astorg VII Co-Invest Anaqua	55.4	—	55.4	—	—	55.4
Apex Service Partners, LLC and Apex Service Partners Holdings, LLC	62.0	(6.2)	55.8	—	—	55.8
APG Intermediate Holdings Corporation and APG Holdings, LLC	0.1	—	0.1	—	—	0.1
Applied Technical Services, LLC	9.6	(6.6)	3.0	—	—	3.0
Appriss Health, LLC and Appriss Health Intermediate Holdings, Inc.	0.1	—	0.1	—	—	0.1
Aptean, Inc. and Aptean Acquiror Inc.	0.8	—	0.8	—	—	0.8
AQ Sage Buyer, LLC	0.7	(0.4)	0.3	—	—	0.3
AQ Sunshine, Inc.	37.5	(1.1)	36.4	—	—	36.4
Argenbright Holdings V, LLC, Amberstone Security Group Limited, Unifi Aviation North America LLC and Unifi Aviation Canada, Inc.	11.3	—	11.3	—	—	11.3
Artifact Bidco, Inc.	6.9	—	6.9	—	—	6.9
Artivion, Inc.	7.8	(0.9)	6.9	—	—	6.9
ASP-r-pac Acquisition CO LLC and ASP-r-pac Holdings LP	6.2	(1.2)	5.0	—	—	5.0
AthenaHealth Group Inc., Minerva Holdco, Inc. and BCPE Co-Invest (A), LP	9.0	—	9.0	—	—	9.0
ATI Restoration, LLC	45.4	(11.5)	33.9	—	—	33.9
Avalara, Inc.	2.7	—	2.7	—	—	2.7
Avalign Holdings, Inc. and Avalign Technologies, Inc.	5.3	(1.6)	3.7	—	—	3.7
Badia Spices, LLC	16.8	—	16.8	—	—	16.8
Bamboo US BidCo LLC	19.4	—	19.4	—	—	19.4
Banyan Software Holdings, LLC and Banyan Software, LP	12.5	(1.0)	11.5	—	—	11.5
BCPE Pequod Buyer, Inc.	8.6	—	8.6	—	—	8.6
Beacon Pointe Harmony, LLC	9.3	—	9.3	—	—	9.3
Beacon Wellness Brands, Inc. and CDI Holdings I Corp.	0.5	—	0.5	—	—	0.5
Belfor Holdings, Inc.	58.5	(6.2)	52.3	—	—	52.3
Benecon Midco II LLC and Benecon Holdings, LLC	8.7	—	8.7	—	—	8.7
Berner Food & Beverage, LLC	1.7	—	1.7	—	—	1.7
BGI Purchaser, Inc.	35.3	(10.5)	24.8	—	—	24.8
BGIF IV Fearless Utility Services, Inc.	15.2	(0.2)	15.0	—	—	15.0
BlueHalo Financing Holdings, LLC, BlueHalo Global Holdings, LLC, and BlueHalo, LLC	3.0	(2.8)	0.2	—	—	0.2
BNZ TopCo B.V.	19.9	—	19.9	—	—	19.9
Bobcat Purchaser, LLC and Bobcat Topco, L.P.	2.5	—	2.5	—	—	2.5
Borrower R365 Holdings LLC	1.5	—	1.5	—	—	1.5
Bottomline Technologies, Inc. and Legal Spend Holdings, LLC	2.3	—	2.3	—	—	2.3

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net unfunded revolving and delayed draw commitments
BradyPlus Holdings, LLC	3.0	—	3.0	—	—	3.0
Bragg Live Food Products, LLC and SPC Investment Co., L.P.	4.4	—	4.4	—	—	4.4
Broadcast Music, Inc.	4.2	—	4.2	—	—	4.2
Businessolver.com, Inc.	1.5	—	1.5	—	—	1.5
Capstone Acquisition Holdings, Inc., Capstone Logistics Holdings, Inc. and Capstone Parent Holdings, LP	28.1	(14.3)	13.8	—	—	13.8
Captive Resources Midco, LLC	1.6	—	1.6	—	—	1.6
Cardinal Parent, Inc. and Packers Software Intermediate Holdings, Inc.	5.0	—	5.0	—	—	5.0
Center for Autism and Related Disorders, LLC	9.5	(9.5)	—	—	—	—
Centralsquare Technologies, LLC and Supermoose Newco, Inc.	15.8	(0.4)	15.4	—	—	15.4
Chariot Buyer LLC	12.3	—	12.3	—	—	12.3
City Line Distributors LLC and City Line Investments LLC	2.7	—	2.7	—	—	2.7
Clarion Home Services Group, LLC and LBC Breeze Holdings LLC	1.4	(0.7)	0.7	—	—	0.7
Cliffwater LLC	1.0	—	1.0	—	—	1.0
Cloud Software Group, Inc., Picard Parent, Inc., Cloud Software Group Holdings, Inc., Picard HoldCo, LLC and Elliott Alto Co-Investor Aggregator L.P.	19.0	—	19.0	—	—	19.0
CMG HoldCo, LLC and CMG Buyer Holdings, Inc.	33.6	(3.4)	30.2	—	—	30.2
Cobalt Buyer Sub, Inc., Cobalt Holdings I, LP, and Cobalt Intermediate I, Inc.	21.1	(0.7)	20.4	—	—	20.4
Collision SP Subco, LLC	2.1	(0.1)	2.0	—	—	2.0
Compex Legal Services, Inc.	3.6	(1.8)	1.8	—	—	1.8
Comprehensive EyeCare Partners, LLC	2.0	(2.0)	—	—	—	—
Computer Services, Inc.	38.5	—	38.5	—	—	38.5
Concert Golf Partners Holdco LLC	34.6	—	34.6	—	—	34.6
Consilio Midco Limited, Compusoft US LLC, and Consilio Investment Holdings, L.P.	14.7	(9.5)	5.2	—	—	5.2
Convera International Holdings Limited and Convera International Financial S.A R.L.	2.3	—	2.3	—	—	2.3
CoreLogic, Inc. and T-VIII Celestial Co-Invest LP	38.9	—	38.9	—	—	38.9
Cority Software Inc., Cority Software (USA) Inc., and Cority Parent, Inc.	0.9	—	0.9	—	—	0.9
Cornerstone OnDemand, Inc. and Sunshine Software Holdings, Inc.	38.7	(10.2)	28.5	—	—	28.5
Coupa Holdings, LLC and Coupa Software Incorporated	0.9	—	0.9	—	—	0.9
Cradle Lux Bidco S.A.R.L.	4.0	—	4.0	—	—	4.0
Creek Parent, Inc. and Creek Feeder, L.P.	30.1	—	30.1	—	—	30.1
Crown CT Parent Inc., Crown CT HoldCo Inc. and Crown CT Management LLC	0.1	(0.1)	—	—	—	—
CST Holding Company	1.9	—	1.9	—	—	1.9
CVP Holdco, Inc. and OMERS Wildcats Investment Holdings LLC	56.4	—	56.4	—	—	56.4
Datix Bidco Limited and RL Datix Holdings (USA), Inc.	47.1	(2.3)	44.8	—	—	44.8
Davidson Hotel Company LLC	4.1	(0.7)	3.4	—	—	3.4
DecoPac, Inc. and KCAKE Holdings Inc.	19.9	(4.6)	15.3	—	—	15.3
Demakes Borrower, LLC	1.8	—	1.8	—	—	1.8
Denali Holdco LLC and Denali Apexco LP	24.3	—	24.3	—	—	24.3
DFC Global Facility Borrower III LLC	70.1	(59.4)	10.7	—	—	10.7
DFS Holding Company, Inc.	0.3	—	0.3	—	—	0.3
Diamond Mezzanine 24 LLC	4.8	(1.0)	3.8	—	—	3.8
Diligent Corporation and Diligent Preferred Issuer, Inc.	5.4	—	5.4	—	—	5.4
Display Holding Company, Inc., Saldon Holdings, Inc. and Fastsigns Holdings Inc.	9.3	(0.6)	8.7	—	—	8.7
Dorado Bidco, Inc.	8.4	—	8.4	—	—	8.4
DOXA Insurance Holdings LLC and Rocket Co-Invest, SLP	15.0	—	15.0	—	—	15.0
DP Flores Holdings, LLC	11.4	—	11.4	—	—	11.4
DriveCentric Holdings, LLC	1.7	—	1.7	—	—	1.7
Drogon Bidco Inc. & Drogon Aggregator LP	9.7	—	9.7	—	—	9.7
DRS Holdings III, Inc. and DRS Holdings I, Inc.	10.8	—	10.8	—	—	10.8
Duraserv LLC	5.3	—	5.3	—	—	5.3
Dynamic NC Aerospace Holdings, LLC and Dynamic NC Investment Holdings, LP	9.6	(4.4)	5.2	—	—	5.2
Echo Purchaser, Inc.	3.9	(1.4)	2.5	—	—	2.5
Eclipse Topco, Inc., Eclipse Investor Parent, L.P. and Eclipse Buyer, Inc.	50.4	—	50.4	—	—	50.4

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net unfunded revolving and delayed draw commitments
Edmunds Govtech, Inc.	24.7	(1.7)	23.0	—	—	23.0
EIS Legacy Holdco, LLC	26.5	—	26.5	—	—	26.5
Elemica Parent, Inc. & EZ Elemica Holdings, Inc.	7.3	(7.3)	—	—	—	—
Elevation Services Parent Holdings, LLC	3.5	(2.4)	1.1	—	—	1.1
Empower Payments Investor, LLC	1.3	—	1.3	—	—	1.3
Enverus Holdings, Inc. and Titan DI Preferred Holdings, Inc.	16.7	(0.3)	16.4	—	—	16.4
eResearch Technology, Inc. and Astorg VII Co-Invest ERT	15.0	—	15.0	—	—	15.0
ESHA Research, LLC and RMCF VI CIV XLVIII, L.P.	1.1	(0.9)	0.2	—	—	0.2
Essential Services Holding Corporation and OMERS Mahomes Investment Holdings LLC	49.3	(4.3)	45.0	—	—	45.0
Eternal Aus Bidco Pty Ltd	1.0	—	1.0	—	—	1.0
Evolent Health LLC and Evolent Health, Inc.	31.2	—	31.2	—	—	31.2
Excel Fitness Consolidator LLC, Health Buyer LLC and Excel Fitness Holdings, Inc.	3.6	—	3.6	—	—	3.6
Excelitas Technologies Corp.	27.1	—	27.1	—	—	27.1
Expereo USA, Inc. and Ristretto Bidco B.V.	20.9	—	20.9	—	—	20.9
Extrahop Networks, Inc.	11.3	—	11.3	—	—	11.3
Faraday Buyer, LLC	5.1	—	5.1	—	—	5.1
Fever Labs, Inc.	14.2	(4.1)	10.1	—	—	10.1
Finastra USA, Inc., DH Corporation/Societe DH, and Finastra Europe S.A R.L.	17.9	—	17.9	—	—	17.9
Fitness Ventures Holdings, Inc. and Meaningful Partners Fitness Ventures Co-Investment LP	22.6	(2.5)	20.1	—	—	20.1
FL Hawk Intermediate Holdings, Inc.	1.3	—	1.3	—	—	1.3
Flinn Scientific, Inc. and WCI-Quantum Holdings, Inc.	17.5	(3.6)	13.9	—	—	13.9
Flint OpCo, LLC	4.8	—	4.8	—	—	4.8
FlyWheel Acquireco, Inc.	8.2	(5.5)	2.7	—	—	2.7
Forescout Technologies, Inc.	2.4	—	2.4	—	—	2.4
Foundation Risk Partners, Corp.	35.9	—	35.9	—	—	35.9
FS Squared Holding Corp. and FS Squared, LLC	70.6	(5.7)	64.9	—	—	64.9
Galway Borrower LLC	27.1	(1.3)	25.8	—	—	25.8
Generator US Buyer, Inc. and Total Power Limited	1.9	—	1.9	—	—	1.9
Gestion ABS Bidco Inc. / ABS Bidco Holdings Inc.	6.1	—	6.1	—	—	6.1
GHX Ultimate Parent Corporation, Commerce Parent, Inc. and Commerce Topco, LLC	18.8	—	18.8	—	—	18.8
GI Ranger Intermediate LLC	3.6	(0.4)	3.2	—	—	3.2
Global Music Rights, LLC	15.0	—	15.0	—	—	15.0
GNZ Energy Bidco Limited and Galileo Co-investment Trust I	2.8	—	2.8	—	—	2.8
GraphPAD Software, LLC, Insightful Science Intermediate I, LLC and Insightful Science Holdings, LLC	23.0	—	23.0	—	—	23.0
GS SEER Group Borrower LLC and GS SEER Group Holdings LLC	6.9	—	6.9	—	—	6.9
GSV Purchaser, Inc.	4.1	—	4.1	—	—	4.1
GTCR Everest Borrower, LLC	1.2	—	1.2	—	—	1.2
GTCR F Buyer Corp. and GTCR (D) Investors LP	1.9	—	1.9	—	—	1.9
Guidepoint Security Holdings, LLC	3.4	—	3.4	—	—	3.4
Harvey Tool Company, LLC	66.7	—	66.7	—	—	66.7
HealthEdge Software, Inc.	1.1	—	1.1	—	—	1.1
Heavy Construction Systems Specialists, LLC	4.0	—	4.0	—	—	4.0
Helios Service Partners, LLC and Astra Service Partners, LLC	11.7	(0.4)	11.3	—	—	11.3
Help/Systems Holdings, Inc.	15.0	(1.7)	13.3	—	—	13.3
HGC Holdings, LLC	7.5	—	7.5	—	—	7.5
HH-Stella, Inc. and Bedrock Parent Holdings, LP	18.7	(1.8)	16.9	—	—	16.9
Higginbotham Insurance Agency, Inc.	3.7	—	3.7	—	—	3.7
High Street Buyer, Inc. and High Street Holdco LLC	32.6	—	32.6	—	—	32.6
Highline Aftermarket Acquisition, LLC, Highline Aftermarket SC Acquisition, Inc. and Highline PPC Blocker LLC	17.5	(0.5)	17.0	—	—	17.0
Hills Distribution, Inc., Hills Intermediate FT Holdings, LLC and GMP Hills, LP	0.4	(0.1)	0.3	—	—	0.3
HP RSS Buyer, Inc.	4.9	—	4.9	—	—	4.9
HPCC Parent, Inc. and Patriot Container Corp.	7.0	—	7.0	—	—	7.0

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net unfunded revolving and delayed draw commitments
HuFriedy Group Acquisition LLC	10.2	(0.3)	9.9	—	—	9.9
Huskies Parent, Inc., GI Insurity Parent LLC and GI Insurity TopCo LP	13.3	(8.6)	4.7	—	—	4.7
Hyland Software, Inc.	2.0	(0.1)	1.9	—	—	1.9
Icefall Parent, Inc.	1.1	—	1.1	—	—	1.1
IFH Franchisee Holdings, LLC	18.9	(4.3)	14.6	—	—	14.6
Infinity Home Services Holdco, Inc., D'Angelo & Sons Construction Limited and IHS Parent Holdings, L.P.	25.9	(0.7)	25.2	—	—	25.2
Inszone Mid, LLC and INSZ Holdings, LLC	72.0	—	72.0	—	—	72.0
Internet Truckstop Group LLC	1.2	—	1.2	—	—	1.2
IQN Holding Corp.	2.3	(0.9)	1.4	—	—	1.4
IRI Group Holdings, Inc., Circana, LLC and IRI-NPD Co-Invest Aggregator, L.P.	14.4	(3.0)	11.4	—	—	11.4
ISQ Hawkeye Holdco, Inc. and ISQ Hawkeye Holdings, L.P.	30.2	(1.1)	29.1	—	—	29.1
ITI Holdings, Inc.	5.7	(4.1)	1.6	—	—	1.6
Kaseya Inc. and Knockout Intermediate Holdings I Inc.	28.2	(6.9)	21.3	—	—	21.3
KBHS Acquisition, LLC (d/b/a Alita Care, LLC)	5.0	(3.5)	1.5	—	—	1.5
Kellermeyer Bergensons Services, LLC and KBS TopCo, LLC	3.1	—	3.1	—	—	3.1
Kene Acquisition, Inc. and Kene Holdings, L.P.	1.0	—	1.0	—	—	1.0
Keystone Agency Partners LLC	1.1	(0.1)	1.0	—	—	1.0
Kings Buyer, LLC	1.6	(0.4)	1.2	—	—	1.2
KPS Global LLC and Cool Group LLC	3.4	—	3.4	—	—	3.4
Laboratories Bidco LLC and Laboratories Topco LLC	19.7	(10.1)	9.6	—	—	9.6
LBC Woodlands Purchaser LLC and LBC Woodlands Holdings LP	9.7	—	9.7	—	—	9.7
LeanTaaS Holdings, Inc.	17.2	—	17.2	—	—	17.2
Legends Hospitality Holding Company, LLC and ASM Buyer, Inc.	14.4	(2.8)	11.6	—	—	11.6
Leviathan Intermediate Holdco, LLC and Leviathan Holdings, L.P.	1.5	—	1.5	—	—	1.5
Lew's Intermediate Holdings, LLC	2.3	(1.0)	1.3	—	—	1.3
Lido Advisors, LLC	7.5	(0.8)	6.7	—	—	6.7
Lightbeam Bidco, Inc.	3.7	(0.2)	3.5	—	—	3.5
LivTech Purchaser, Inc.	7.0	—	7.0	—	—	7.0
LJP Purchaser, Inc. and LJP Topco, LP	3.1	—	3.1	—	—	3.1
Mai Capital Management Intermediate LLC	5.2	(0.3)	4.9	—	—	4.9
Majesco and Magic Topco, L.P.	2.0	—	2.0	—	—	2.0
Manna Pro Products, LLC	7.0	(6.8)	0.2	—	—	0.2
Mavis Tire Express Services Topco Corp., Metis HoldCo, Inc., and Metis TopCo, LP	32.9	(21.6)	11.3	—	—	11.3
McKenzie Creative Brands, LLC	4.5	(1.4)	3.1	—	—	3.1
Medlar Bidco Limited	64.3	—	64.3	—	—	64.3
Metatiedot Bidco OY and Metatiedot US, LLC	3.7	(0.2)	3.5	—	—	3.5
Meyer Laboratory, LLC and Meyer Parent, LLC	11.6	—	11.6	—	—	11.6
Ministry Brands Holdings, LLC and RCP MB Investments B, L.P.	8.0	—	8.0	—	—	8.0
Modigent, LLC and OMERS PMC Investment Holdings LLC	12.6	(5.4)	7.2	—	—	7.2
Monica Holdco (US) Inc.	3.6	—	3.6	—	—	3.6
Moonraker AcquisitionCo LLC and Moonraker HoldCo LLC	1.2	(0.4)	0.8	—	—	0.8
Mountaineer Merger Corporation	13.4	(9.7)	3.7	—	—	3.7
Mr. Greens Intermediate, LLC, Florida Veg Investments LLC, MRG Texas, LLC and Restaurant Produce and Services Blocker, LLC	6.3	(0.3)	6.0	—	—	6.0
MRI Software LLC	3.8	(0.2)	3.6	—	—	3.6
Mustang Prospects Holdco, LLC, Mustang Prospects Purchaser, LLC and Senske Acquisition, Inc.	5.7	—	5.7	—	—	5.7
NAS, LLC and Nationwide Marketing Group, LLC	3.0	(1.5)	1.5	—	—	1.5
Nelipak Holding Company, Nelipak European Holdings Cooperatief U.A., KNPAK Holdings, LP and PAKNK Netherlands Treasury B.V.	23.2	(1.7)	21.5	—	—	21.5
Neptune Bidco US Inc. and Elliott Metron Co-Investor Aggregator L.P.	12.6	(0.3)	12.3	—	—	12.3
Netsmart, Inc. and Netsmart Technologies, Inc.	33.8	—	33.8	—	—	33.8
New ChurcHill HoldCo LLC and Victory Topco, LP	9.8	—	9.8	—	—	9.8
Next Holdco, LLC	2.4	—	2.4	—	—	2.4
NMC Skincare Intermediate Holdings II, LLC	12.8	(5.1)	7.7	—	—	7.7
NMN Holdings III Corp. and NMN Holdings LP	65.4	(6.0)	59.4	—	—	59.4

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net unfunded revolving and delayed draw commitments
North American Science Associates, LLC, Cardinal Purchaser LLC and Cardinal Topco Holdings, L.P.	2.5	(2.5)	—	—	—	—
North Haven Fairway Buyer, LLC, Fairway Lawns, LLC and Command Pest Control, LLC	9.6	(2.8)	6.8	—	—	6.8
North Haven Stack Buyer, LLC	9.6	(1.3)	8.3	—	—	8.3
North Star Acquisitionco, LLC and Toucan Bidco Limited	3.3	—	3.3	—	—	3.3
Northwinds Holding, Inc. and Northwinds Services Group LLC	11.4	(0.8)	10.6	—	—	10.6
OakBridge Insurance Agency LLC and Maple Acquisition Holdings, LP	3.4	(0.2)	3.2	—	—	3.2
Olympia Acquisition, Inc., Olympia TopCo, L.P., and Asclepius Holdings LLC	0.9	—	0.9	—	—	0.9
OMH-HealthEdge Holdings, LLC	7.2	—	7.2	—	—	7.2
OneDigital Borrower LLC	16.4	(0.7)	15.7	—	—	15.7
Optimizely North America Inc. and Optimizely Sweden Holdings AB	0.8	—	0.8	—	—	0.8
Packaging Coordinators Midco, Inc.	15.0	—	15.0	—	—	15.0
Paragon 28, Inc. and Paragon Advanced Technologies, Inc.	8.1	(0.1)	8.0	—	—	8.0
Paris US Holdco, Inc. & 1001028292 Ontario Inc.	24.0	—	24.0	—	—	24.0
Pathstone Family Office LLC and Kelso XI Tailwind Co-Investment, L.P.	4.2	—	4.2	—	—	4.2
Pathway Vet Alliance LLC and Jedi Group Holdings LLC	1.9	(0.2)	1.7	—	—	1.7
Patriot Growth Insurance Services, LLC	2.2	(1.1)	1.1	—	—	1.1
PCIA SPV-3, LLC and ASE Royal Aggregator, LLC	2.5	—	2.5	—	—	2.5
PCS MidCo, Inc. and PCS Parent, L.P.	5.8	(0.8)	5.0	—	—	5.0
PDDS HoldCo, Inc.	1.9	(0.2)	1.7	—	—	1.7
PDI TA Holdings, Inc., Peachtree Parent, Inc. and Insight PDI Holdings, LLC	2.5	—	2.5	—	—	2.5
Pelican Products, Inc.	2.3	(1.6)	0.7	—	—	0.7
People Corporation	34.0	(3.5)	30.5	—	—	30.5
Perforce Software, Inc.	7.5	(1.0)	6.5	—	—	6.5
Perigon Wealth Management, LLC, Perigon Wealth Advisors Holdings Company, LLC and CWC Fund I Co-Invest (Prism) LP	1.7	—	1.7	—	—	1.7
PerkinElmer U.S. LLC and NM Polaris Co-Invest, L.P.	1.1	—	1.1	—	—	1.1
PestCo Holdings, LLC and PestCo, LLC	2.1	—	2.1	—	—	2.1
Petrus Buyer, Inc.	1.8	—	1.8	—	—	1.8
PetVet Care Centers, LLC	49.4	—	49.4	—	—	49.4
Petvisor Holdings, LLC	30.2	(1.7)	28.5	—	—	28.5
Phoenix YW Buyer, Inc. and Phoenix YW Parent, Inc.	4.7	—	4.7	—	—	4.7
Ping Identity Holding Corp.	0.2	—	0.2	—	—	0.2
Pinnacle MEP Intermediate Holdco LLC and BPCP Pinnacle Holdings, Inc.	7.0	(0.4)	6.6	—	—	6.6
Pluralsight, LLC and Pluralsight Holdings, LLC and Paradigmatic Holdco LLC	15.2	—	15.2	—	—	15.2
PracticeTek Purchaser, LLC, PracticeTek MidCo, LLC and GSV PracticeTek Holdings, LLC	11.8	(0.5)	11.3	—	—	11.3
Precision Concepts International LLC and Precision Concepts Canada Corporation	14.4	(4.3)	10.1	—	—	10.1
Premier Specialties, Inc. and RMCF V CIV XLIV, L.P.	3.5	(1.0)	2.5	—	—	2.5
Premiere Buyer, LLC	8.5	—	8.5	—	—	8.5
Premise Health Holding Corp. and OMERS Bluejay Investment Holdings LP	5.0	(0.1)	4.9	—	—	4.9
Pritchard Industries, LLC and LJ Pritchard TopCo Holdings, LLC	20.1	—	20.1	—	—	20.1
ProfitSolv Purchaser, Inc. and PS Co-Invest, L.P.	5.8	(0.7)	5.1	—	—	5.1
Project Essential Bidco, Inc. and Project Essential Super Parent, Inc.	1.1	—	1.1	—	—	1.1
Project Potter Buyer, LLC and Project Potter Parent, L.P.	5.5	—	5.5	—	—	5.5
Proofpoint, Inc.	3.1	—	3.1	—	—	3.1
PS Operating Company LLC and PS Op Holdings LLC	6.8	(6.8)	—	—	—	—
PSC Parent, Inc.	14.8	(3.5)	11.3	—	—	11.3
PYE-Barker Fire & Safety, LLC	14.7	(0.5)	14.2	—	—	14.2
Pyramid-BMC IntermediateCo I, LLC and Pyramid Investors, LLC	1.6	—	1.6	—	—	1.6
QBS Parent, Inc.	1.6	—	1.6	—	—	1.6
QF Holdings, Inc.	1.1	(0.5)	0.6	—	—	0.6
Qnnect, LLC and Connector TopCo, LP	0.8	—	0.8	—	—	0.8

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net unfunded revolving and delayed draw commitments
Quick Quack Car Wash Holdings, LLC and KKR Game Changer Co-Invest Feeder II L.P.	12.4	—	12.4	—	—	12.4
Radius Aerospace, Inc. and Radius Aerospace Europe Limited	5.6	(4.0)	1.6	—	—	1.6
Radwell Parent, LLC	6.0	(0.9)	5.1	—	—	5.1
Raptor Technologies, LLC, Sycamore Bidco LTD and Rocket Parent, LLC	8.9	—	8.9	—	—	8.9
Raven Acquisition Holdings, LLC	5.3	—	5.3	—	—	5.3
Rawlings Sporting Goods Company, Inc. and SEP Diamond Fund, L.P.	11.8	(7.9)	3.9	—	—	3.9
RB Holdings InterCo, LLC	2.1	(1.5)	0.6	—	—	0.6
Reagent Chemical & Research, LLC	2.7	(0.1)	2.6	—	—	2.6
Reddy Ice LLC	37.4	(3.5)	33.9	—	—	33.9
Redwood Services, LLC and Redwood Services Holdco, LLC	14.3	(0.2)	14.1	—	—	14.1
Reef Lifestyle, LLC	33.3	(32.9)	0.4	—	—	0.4
Registrar Intermediate, LLC and PSP Registrar Co-Investment Fund, L.P.	6.9	(5.4)	1.5	—	—	1.5
Relativity ODA LLC	8.8	—	8.8	—	—	8.8
Repairify, Inc. and Repairify Holdings, LLC	7.3	(7.3)	—	—	—	—
Revalize, Inc.	0.9	(0.7)	0.2	—	—	0.2
RFS Opco LLC	7.0	—	7.0	—	—	7.0
Rialto Management Group, LLC	2.2	(0.3)	1.9	—	—	1.9
Riser Topco II, LLC	3.7	—	3.7	—	—	3.7
RMS HoldCo II, LLC & RMS Group Holdings, Inc.	2.9	—	2.9	—	—	2.9
Rodeo AcquisitionCo LLC	2.5	(1.0)	1.5	—	—	1.5
Royal Borrower, LLC and Royal Parent, LP	14.3	(0.2)	14.1	—	—	14.1
RTI Surgical, Inc. and Pioneer Surgical Technology, Inc.	21.1	(11.6)	9.5	—	—	9.5
Runway Bidco, LLC	15.6	—	15.6	—	—	15.6
RWA Wealth Partners, LLC	7.6	—	7.6	—	—	7.6
SageSure Holdings, LLC and SageSure LLC	26.2	—	26.2	—	—	26.2
Sapphire Software Buyer, Inc.	5.9	—	5.9	—	—	5.9
Schill Landscaping and Lawn Care Services LLC, Tender Lawn Care ULC and Landscape Parallel Partners, L.P.	15.2	(0.6)	14.6	—	—	14.6
SCIH Salt Holdings Inc.	22.5	(6.2)	16.3	—	—	16.3
SCM Insurance Services Inc.	3.7	—	3.7	—	—	3.7
SePro Holdings, LLC	8.5	—	8.5	—	—	8.5
Severin Acquisition, LLC	73.6	—	73.6	—	—	73.6
SG Acquisition, Inc.	2.0	—	2.0	—	—	2.0
Shermco Intermediate Holdings, Inc.	8.3	(2.3)	6.0	—	—	6.0
Shoes For Crews Global, LLC and Shoes For Crews Holdings, LLC	0.7	—	0.7	—	—	0.7
SIG Parent Holdings, LLC	33.8	—	33.8	—	—	33.8
Silk Holdings III Corp. and Silk Holdings I Corp.	0.1	(0.1)	—	—	—	—
SM Wellness Holdings, Inc. and SM Holdco, LLC	3.8	—	3.8	—	—	3.8
Smarsh Inc. and Skywalker TopCo, LLC	2.0	(0.3)	1.7	—	—	1.7
Spaceship Purchaser, Inc.	26.9	—	26.9	—	—	26.9
Spark Purchaser, Inc.	2.3	—	2.3	—	—	2.3
Spirit RR Holdings, Inc. and Winterfell Co-Invest SCSp	2.5	—	2.5	—	—	2.5
St Athena Global LLC and St Athena Global Holdings Limited	4.0	(0.7)	3.3	—	—	3.3
Star US Bidco LLC	15.5	—	15.5	—	—	15.5
Steward Partners Global Advisory, LLC and Steward Partners Investment Advisory, LLC	2.0	—	2.0	—	—	2.0
Sugar PPC Buyer LLC	3.9	—	3.9	—	—	3.9
Sun Acquirer Corp. and Sun TopCo, LP	73.1	(0.4)	72.7	—	—	72.7
Sundance Group Holdings, Inc.	4.4	(1.8)	2.6	—	—	2.6
Sunk Rock Foundry Partners LP, Hatteras Electrical Manufacturing Holding Company and Sigma Electric Manufacturing Corporation	7.6	(2.7)	4.9	—	—	4.9
Sunvair Aerospace Group, Inc. and GB Helios Holdings, L.P.	37.9	—	37.9	—	—	37.9
Superman Holdings, LLC	16.7	—	16.7	—	—	16.7
Supplying Demand, Inc.	0.1	—	0.1	—	—	0.1
Surescripts, LLC	22.9	—	22.9	—	—	22.9
SV Newco 2, Inc. and Site 2020 Incorporated	17.5	—	17.5	—	—	17.5

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net unfunded revolving and delayed draw commitments
Symplr Software Inc. and Symplr Software Intermediate Holdings, Inc.	10.0	(3.7)	6.3	—	—	6.3
Synergy HomeCare Franchising, LLC and NP/Synergy Holdings, LLC	4.2	—	4.2	—	—	4.2
Systems Planning and Analysis, Inc.	4.0	—	4.0	—	—	4.0
Tamarack Intermediate, L.L.C. and Tamarack Parent, L.L.C.	7.5	—	7.5	—	—	7.5
Taymax Group, L.P., Taymax Group G.P., LLC, PF Salem Canada ULC and TCP Fit Parent, L.P.	2.2	(1.4)	0.8	—	—	0.8
TCI Buyer LLC and TCI Holdings, LP	25.8	—	25.8	—	—	25.8
TCP Hawker Intermediate LLC	14.9	(3.4)	11.5	—	—	11.5
Team Acquisition Corporation	6.1	—	6.1	—	—	6.1
The Arcticom Group, LLC and AMCP Mechanical Holdings, LP	16.0	(0.8)	15.2	—	—	15.2
The Hiller Companies, LLC	11.9	—	11.9	—	—	11.9
The Mather Group, LLC, TVG-TMG Topco, Inc., and TVG-TMG Holdings, LLC	1.0	(0.2)	0.8	—	—	0.8
The Ultimus Group Midco, LLC, The Ultimus Group, LLC, and The Ultimus Group Aggregator, LP	5.6	—	5.6	—	—	5.6
Thermostat Purchaser III, Inc.	7.7	(4.0)	3.7	—	—	3.7
THG Acquisition, LLC	53.4	(1.6)	51.8	—	—	51.8
Transit Technologies LLC	6.3	—	6.3	—	—	6.3
Triwizard Holdings, Inc. and Triwizard Parent, LP	21.0	(3.0)	18.0	—	—	18.0
Truck-Lite Co., LLC, Ecco Holdings Corp. and Clarience Technologies, LLC	18.4	—	18.4	—	—	18.4
Truist Insurance Holdings, LLC and McGriff Insurance Services, LLC	5.4	—	5.4	—	—	5.4
TSS Buyer, LLC	0.5	—	0.5	—	—	0.5
Two Six Labs, LLC	36.5	—	36.5	—	—	36.5
United Digestive MSO Parent, LLC and Koln Co-Invest Unblocked, LP	8.4	(0.5)	7.9	—	—	7.9
UP Intermediate II LLC and UPBW Blocker LLC	4.2	(0.1)	4.1	—	—	4.1
US Salt Investors, LLC and Emerald Lake Pearl Acquisition-A, L.P.	9.9	—	9.9	—	—	9.9
Valcourt Holdings II, LLC and Jobs Holdings, Inc.	3.5	—	3.5	—	—	3.5
Verista, Inc.	8.0	(0.7)	7.3	—	—	7.3
Vertex Service Partners, LLC and Vertex Service Partners Holdings, LLC	16.2	(1.4)	14.8	—	—	14.8
Victors Purchaser, LLC and WP Victors Co-Investment, L.P.	24.0	(1.1)	22.9	—	—	22.9
Viper Bidco, Inc.	5.1	—	5.1	—	—	5.1
Visual Edge Technology, Inc.	18.9	—	18.9	—	—	18.9
Vobev, LLC and Vobev Holdings, LLC	6.6	—	6.6	—	(6.6)	—
VPP Intermediate Holdings, LLC and VPP Group Holdings, L.P.	3.2	—	3.2	—	—	3.2
VPROP Operating, LLC and V SandCo, LLC	2.2	—	2.2	—	—	2.2
VRC Companies, LLC	5.4	—	5.4	—	—	5.4
W.S. Connelly & Co., LLC and WSC Ultimate Holdings, LLC	6.3	—	6.3	—	—	6.3
Watermill Express, LLC and Watermill Express Holdings, LLC	4.0	(0.4)	3.6	—	—	3.6
Waverly Advisors, LLC and WAAM Topco, LLC	0.8	—	0.8	—	—	0.8
WCI-BXC Purchaser, LLC and WCI-BXC Investment Holdings, L.P.	0.7	—	0.7	—	—	0.7
Wealth Enhancement Group, LLC	43.2	—	43.2	—	—	43.2
WebPT, Inc. and WPT Intermediate Holdco, Inc.	0.9	(0.5)	0.4	—	—	0.4
Wellington Bidco Inc. and Wellington TopCo LP	16.6	(0.6)	16.0	—	—	16.0
Wellington-Altus Financial Inc.	1.1	—	1.1	—	—	1.1
Wellness AcquisitionCo, Inc.	2.2	—	2.2	—	—	2.2
WorkWave Intermediate II, LLC	5.2	(1.1)	4.1	—	—	4.1
World Insurance Associates, LLC and World Associates Holdings, LLC	4.4	—	4.4	—	—	4.4
Worldwide Produce Acquisition, LLC and REP WWP Coinvest IV, L.P.	1.8	(0.1)	1.7	—	—	1.7
WRE Sports Investments LLC	6.5	—	6.5	—	(6.5)	—
WSHP FC Acquisition LLC and WSHP FC Holdings LLC	16.3	(11.2)	5.1	—	—	5.1
XIFIN, Inc. and ACP Charger Co-Invest LLC	5.7	(5.7)	—	—	—	—
YE Brands Holdings, LLC	3.5	(1.6)	1.9	—	—	1.9
ZB Holdco LLC and ZB TopCo LLC	15.2	(6.3)	8.9	—	—	8.9
ZenDesk, Inc., Zoro TopCo, Inc. and Zoro TopCo, LP	12.8	—	12.8	—	—	12.8
Zinc Buyer Corporation and Marmic Fire & Safety Co., Inc.	10.9	(0.1)	10.8	—	—	10.8
	$4,447.5	$(529.3)	$3,918.2	$—	$(23.1)	$3,895.1

(16)As of December 31, 2024, the Company was party to agreements to fund equity investment commitments as follows:

(in millions) Company	Total equity commitments	Less: funded equity commitments	Total unfunded equity commitments	Less: equity commitments substantially at the discretion of the Company	Total net unfunded equity commitments
AthenaHealth Group Inc., Minerva Holdco, Inc. and BCPE Co-Invest (A), LP	$1.2	$—	$1.2	$—	$1.2
Constellation Wealth Capital Fund, L.P.	5.7	(2.9)	2.8	—	2.8
DOXA Insurance Holdings LLC and Rocket Co-Invest, SLP	0.1	—	0.1	—	0.1
European Capital UK SME Debt LP	56.3	(51.0)	5.3	(5.3)	—
GTCR F Buyer Corp. and GTCR (D) Investors LP	1.4	—	1.4	—	1.4
HFCP XI (Parallel - A), L.P.	7.5	—	7.5	—	7.5
High Street Buyer, Inc. and High Street Holdco LLC	38.7	—	38.7	—	38.7
Linden Structured Capital Fund II-A LP	1.9	(1.1)	0.8	—	0.8
LJ Perimeter Buyer, Inc. and LJ Perimeter Co-Invest, L.P.	11.6	(9.7)	1.9	—	1.9
Pathstone Family Office LLC and Kelso XI Tailwind Co-Investment, L.P.	0.1	—	0.1	—	0.1
PCG-Ares Sidecar Investment, L.P. and PCG-Ares Sidecar Investment II, L.P.	50.0	(12.4)	37.6	(37.6)	—
Rawlings Sporting Goods Company, Inc. and SEP Diamond Fund, L.P.	12.2	(10.9)	1.3	—	1.3
Schill Landscaping and Lawn Care Services LLC, Tender Lawn Care ULC and Landscape Parallel Partners, L.P.	2.5	—	2.5	—	2.5
Wellington-Altus Financial Inc.	1.9	—	1.9	—	1.9
Worldwide Produce Acquisition, LLC and REP WWP Coinvest IV, L.P.	0.2	—	0.2	—	0.2
	$191.3	$(88.0)	$103.3	$(42.9)	$60.4

(17)As of December 31, 2024, the Company had commitments to co-invest in the SDLP for its portion of the SDLP’s commitment to fund delayed draw loans of up to $119. See Note 4 for more information on the SDLP.

(18)Other than the investments noted by this footnote, the fair value of the Company’s investments is determined using unobservable inputs that are significant to the overall fair value measurement. See Note 8 for more information regarding the fair value of the Company’s investments.

(19)As of December 31, 2024, the estimated net unrealized gain for federal tax purposes was $0.2 billion based on a tax cost basis of $26.5 billion. As of December 31, 2024, the estimated aggregate gross unrealized gain for federal income tax purposes was $1.7 billion and the estimated aggregate gross unrealized loss for federal income tax purposes was $1.5 billion.

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
Health Care Equipment and Services
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

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured loan	10.86%	SOFR (M)	5.50%	07/2023	12/2028		1.0	1.0	1.0	(2)(6)(11)
		First lien senior secured loan	11.11%	SOFR (M)	5.75%	07/2023	12/2028		0.1	0.1	0.1	(2)(6)(11)
										20.9	20.9
Cliffwater LLC (15)	Provider of alternative investment advisory services	First lien senior secured loan	11.36%	SOFR (M)	6.00%	10/2023	10/2030		4.1	4.1	4.0	(2)(6)(11)
Convera International Holdings Limited and Convera International Financial S.A R.L. (15)	Provider of B2B international payment and FX risk management solutions	First lien senior secured loan	11.50%	SOFR (Q)	6.00%	03/2022	03/2028		0.1	0.1	0.1	(2)(6)(11)
		First lien senior secured loan	11.50%	SOFR (Q)	6.00%	06/2023	03/2028		0.1	0.1	0.1	(2)(6)(11)
										0.2	0.2
Corient Holdings, Inc.	Global wealth management firm	Series A preferred stock				05/2023		41,427		41.4	45.4	(2)
CrossCountry Mortgage, LLC and CrossCountry Holdco, LLC	Mortgage company originating loans in the retail and consumer direct channels	Series D preferred units				11/2023		90,577		24.9	24.9
DFC Global Facility Borrower III LLC (15)	Non-bank provider of alternative financial services	First lien senior secured revolving loan	12.94%	SOFR (M)	7.50%	04/2023	04/2028		99.2	98.3	99.2	(2)(6)(9)(11)
eCapital Finance Corp.	Consolidator of commercial finance businesses	Senior subordinated loan	13.19%	SOFR (M)	7.75%	01/2020	12/2025		56.0	56.0	56.0	(2)(6)(11)
		Senior subordinated loan	13.19%	SOFR (M)	7.75%	11/2020	12/2025		5.4	5.4	5.4	(2)(6)(11)
		Senior subordinated loan	13.19%	SOFR (M)	7.75%	01/2022	12/2025		24.3	24.3	24.3	(2)(6)(11)
		Senior subordinated loan	13.19%	SOFR (M)	7.75%	04/2022	12/2025		55.8	55.8	55.8	(2)(6)(11)
		Senior subordinated loan	13.19%	SOFR (M)	7.75%	10/2023	12/2025		12.3	12.3	12.3	(2)(6)(11)
										153.8	153.8
EP Wealth Advisors, LLC (15)	Wealth management and financial planning firm	First lien senior secured revolving loan	10.87%	SOFR (Q)	5.38%	09/2020	09/2026		0.4	0.4	0.4	(2)(11)
		First lien senior secured loan	10.87%	SOFR (Q)	5.38%	09/2020	09/2026		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	11.00%	SOFR (Q)	5.50%	09/2020	09/2026		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	11.00%	SOFR (Q)	5.50%	11/2021	09/2026		0.4	0.4	0.4	(2)(11)
		First lien senior secured loan	11.26%	SOFR (Q)	5.75%	11/2022	09/2026		5.7	5.7	5.7	(2)(11)
										6.7	6.7
GTCR F Buyer Corp. and GTCR (D) Investors LP (15)(16)	Provider of end-to-end tech-enabled administrative services to private foundations	First lien senior secured loan	11.36%	SOFR (M)	6.00%	09/2023	09/2030		4.3	4.3	4.2	(2)(11)
		Limited partnership interests				09/2023		4,588,148		4.6	4.8	(2)
										8.9	9.0
HighTower Holding, LLC	Provider of investment, financial and retirement planning services	Senior subordinated loan	6.75%			06/2022	04/2029		8.1	6.9	7.3	(2)(6)(18)
Ivy Hill Asset Management, L.P. (5)	Asset management services	Subordinated revolving loan	12.01%	SOFR (Q)	6.50%	02/2018	01/2030		62.0	62.0	62.0	(6)(11)
		Member interest				06/2009		100.00%		1,700.5	1,924.6	(6)
										1,762.5	1,986.6

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

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		Senior preferred stock	10.00% PIK			07/2023		4,737		42.1	44.1	(2)
		Junior preferred stock				07/2023		6,600		—	—	(2)
		Warrant to purchase shares of common stock				08/2017	08/2030	10,358,572		3.9	—	(2)
										78.9	77.6
VRC Companies, LLC (15)	Provider of records and information management services	Senior subordinated loan	12.00% (2.00% PIK)			05/2022	06/2028		5.1	5.2	4.9	(2)
Wash Encore Holdings, LLC	Provider of outsourced healthcare linen management solutions	First lien senior secured loan	11.44%	SOFR (Q)	5.75%	07/2021	07/2027		97.5	97.5	97.5	(2)(11)
XIFIN, Inc. and ACP Charger Co-Invest LLC (15)	Revenue cycle management provider to labs	First lien senior secured revolving loan	11.25%	SOFR (Q)	5.75%	02/2020	02/2026		5.6	5.6	5.3	(2)(11)
		First lien senior secured loan	11.25%	SOFR (Q)	5.75%	07/2021	02/2026		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	11.25%	SOFR (Q)	5.75%	12/2021	02/2026		36.5	36.5	34.7	(2)(11)
		Class A units				02/2020		180,000		1.8	2.4	(2)
		Class B units				12/2021		46,363		0.9	0.6	(2)
										44.9	43.1

										2,317.0	2,329.5		20.80%
Investment Funds and Vehicles
ACAS Equity Holdings Corporation (5)	Investment company	Common stock				01/2017		589		0.4	0.4	(6)
ARES 2007-3R	Investment vehicle	Subordinated notes				01/2017	04/2021	20,000,000		—	0.1	(6)
Blue Wolf Capital Fund II, L.P. (4)	Investment partnership	Limited partnership interest (8.50% interest)				01/2017		8.50%		—	—	(6)(18)
CoLTs 2005-1 Ltd. (5)	Investment vehicle	Preferred shares				01/2017	03/2015	360		—	—	(6)
CREST Exeter Street Solar 2004-1	Investment vehicle	Preferred shares				01/2017	06/2039	3,500,000		—	—	(6)
European Capital UK SME Debt LP (4)(16)	Investment partnership	Limited partnership interest				01/2017		45.00%		8.2	16.4	(6)
HCI Equity, LLC (5)	Investment company	Member interest				04/2010		100.00%		—	—	(6)(18)
Partnership Capital Growth Investors III, L.P.	Investment partnership	Limited partnership interest				10/2011		2.50%		1.8	4.8	(2)(6)(18)
PCG-Ares Sidecar Investment II, L.P. (4)(16)	Investment partnership	Limited partnership interest				10/2014		100.00%		7.2	18.1	(2)(6)
PCG-Ares Sidecar Investment, L.P. (4)(16)	Investment partnership	Limited partnership interest				05/2014		100.00%		4.3	0.8	(6)
Piper Jaffray Merchant Banking Fund I, L.P.	Investment partnership	Limited partnership interest				08/2012		2.00%		0.1	0.5	(6)(18)
Senior Direct Lending Program, LLC (5)(17)	Co-investment vehicle	Subordinated certificates	13.33%	SOFR (Q)	8.00%	07/2016	12/2036		1,327.9	1,316.3	1,288.1	(6)(12)
		Membership interest						87.50%		—	—	(6)
										1,316.3	1,288.1

										1,338.3	1,329.2		11.87%
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

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured loan	11.45%	SOFR (Q)	6.00%	04/2022	10/2028		42.8	42.8	42.8	(2)(11)
										122.3	122.3
Galway Borrower LLC (15)	Insurance service provider	First lien senior secured revolving loan				09/2021	09/2027		—	—	—	(2)(13)
		First lien senior secured loan	10.70%	SOFR (Q)	5.25%	09/2021	09/2028		34.8	34.8	34.2	(2)(11)
										34.8	34.2
Higginbotham Insurance Agency, Inc. (15)	Independent retail insurance broker	First lien senior secured loan	10.96%	SOFR (M)	5.50%	08/2023	11/2028		3.6	3.6	3.5	(2)(11)
High Street Buyer, Inc. and High Street Holdco LLC (15)(16)	Insurance brokerage platform	First lien senior secured loan	11.25%	SOFR (Q)	5.75%	04/2021	04/2028		22.6	22.6	22.6	(2)(11)
		First lien senior secured loan	11.25%	SOFR (Q)	5.75%	08/2021	04/2028		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	11.00%	SOFR (M)	5.50%	02/2022	04/2028		18.5	18.5	18.5	(2)(11)
		Series A preferred units	10.00% PIK			04/2021		172,211,694		203.7	187.3	(2)
		Series A preferred units	10.00% PIK			12/2023		20,106,667		20.3	18.7	(2)
		Series A common units	10.00% PIK			04/2021		4,649,000		6.0	11.9	(2)
		Series C common units	10.00% PIK			04/2021		9,748,701		1.6	24.9	(2)
										272.8	284.0
Inszone Mid, LLC and INSZ Holdings, LLC (15)	Insurance brokerage firm	First lien senior secured loan	11.11%	SOFR (M)	5.75%	12/2023	11/2029		14.7	14.7	14.4	(2)(11)
		Limited partnership interests				11/2022		2,146,088		1.7	2.1
		Common units				11/2023		8,473,000		8.5	8.5
										24.9	25.0
Keystone Agency Partners LLC (15)	Insurance brokerage platform	First lien senior secured loan	10.96%	SOFR (S)	5.50%	12/2023	05/2027		2.8	2.7	2.7	(2)(11)
OakBridge Insurance Agency LLC and Maple Acquisition Holdings, LP (15)	Insurance brokerage platform	First lien senior secured loan	11.09%	SOFR (M)	5.75%	11/2023	11/2029		7.5	7.5	7.3	(2)(11)
		Class A-2 units				11/2023		115,928		2.3	2.3	(2)
										9.8	9.6
OneDigital Borrower LLC (15)	Benefits broker and outsourced workflow automation platform provider for brokers	First lien senior secured revolving loan				11/2020	05/2027		—	—	—	(2)(13)
Patriot Growth Insurance Services, LLC (15)	National retail insurance agency	First lien senior secured loan	11.00%	SOFR (Q)	5.50%	10/2021	10/2028		15.8	15.6	15.5	(2)(11)
People Corporation (15)	Provider of group benefits, group retirement and human resources services	First lien senior secured revolving loan	11.74%	CDOR (Q)	6.25%	02/2021	02/2027		5.2	5.0	5.2	(2)(6)(11)
		First lien senior secured loan	11.75%	CDOR (Q)	6.25%	02/2021	02/2028		39.4	41.5	39.4	(2)(6)(11)
		First lien senior secured loan	11.25%	CDOR (Q)	5.75%	09/2021	02/2028		22.8	22.7	22.8	(2)(6)(11)
		First lien senior secured loan	11.50%	CDOR (Q)	6.00%	09/2023	02/2028		1.0	1.0	1.0	(2)(6)(11)
										70.2	68.4
Riser Interco, LLC (15)	Insurance program administrator	First lien senior secured loan	11.19%	SONIA (Q)	6.00%	10/2023	10/2029		1.1	1.0	1.1	(2)(11)
		First lien senior secured loan	11.35%	SOFR (Q)	6.00%	10/2023	10/2029		7.6	7.6	7.4	(2)(11)
										8.6	8.5

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
Consumer Distribution and Retail
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

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
SFE Intermediate Holdco LLC	Provider of outsourced foodservice to K-12 school districts	First lien senior secured loan	11.50%	SOFR (Q)	6.00%	07/2017	07/2026		6.2	6.2	6.2	(2)(11)
		First lien senior secured loan	11.50%	SOFR (Q)	6.00%	09/2018	07/2026		9.9	9.9	9.9	(2)(11)
		First lien senior secured loan	11.50%	SOFR (Q)	6.00%	03/2022	07/2026		0.4	0.4	0.4	(2)(11)
										16.5	16.5
Shur-Co Acquisition, Inc. and Shur-Co Holdco, Inc.	Provider of tarp systems and accessories for trucks, trailers, carts, and specialty equipment used in the agriculture, construction and flatbed markets	First lien senior secured loan	11.23%	SOFR (S)	6.05%	06/2021	06/2027		26.5	26.5	26.5	(2)(11)
		First lien senior secured loan	11.23%	SOFR (S)	6.05%	06/2022	06/2027		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	11.23%	SOFR (S)	6.05%	03/2023	06/2027		6.2	6.2	6.2	(2)(11)
		Common stock				06/2021		75,990		7.6	18.3	(2)
										40.4	51.1
Trader Corporation and Project Auto Finco Corp. (15)	Digital automotive marketplace and software solution provider to automotive industry	First lien senior secured loan	12.19%	CDOR (M)	6.75%	12/2022	12/2029		12.4	12.1	12.4	(2)(6)(11)
US Salt Investors, LLC and Emerald Lake Pearl Acquisition-A, L.P. (15)	Producer and packager of compressed, household, and packaged salt	First lien senior secured loan	11.00%	SOFR (Q)	5.50%	07/2021	07/2028		26.1	26.1	26.1	(2)(11)
		Limited partner interests				07/2021		0.40%		0.8	0.7	(2)
										26.9	26.8
Worldwide Produce Acquisition, LLC and REP WWP Coinvest IV, L.P. (15)(16)	Fresh and specialty food distributor	First lien senior secured revolving loan	11.60%	SOFR (Q)	6.25%	02/2023	01/2029		0.8	0.8	0.8	(2)(11)(14)
		First lien senior secured loan	11.60%	SOFR (Q)	6.25%	02/2023	01/2029		7.4	7.4	7.3	(2)(11)
		Common units				01/2023		1,673,000		1.7	1.8
										9.9	9.9
ZB Holdco LLC and ZB TopCo LLC (15)	Distributor of Mediterranean food and beverages	First lien senior secured revolving loan				02/2022	02/2028		—	—	—	(2)(13)
		First lien senior secured loan	11.50%	SOFR (Q)	6.00%	02/2022	02/2028		0.2	0.2	0.2	(2)(11)
		First lien senior secured loan	11.50%	SOFR (Q)	6.00%	08/2023	02/2028		3.9	3.9	3.9	(2)(11)
		Series A units				06/2023		4,699		4.0	5.1	(2)
										8.1	9.2

										1,004.60	1,049.00		9.37%
Consumer Services
ADF Capital, Inc., ADF Restaurant Group, LLC, and ARG Restaurant Holdings, Inc. (5)	Restaurant owner and operator	First lien senior secured loan				12/2016	08/2022		10.4	—	—	(2)(10)
Aimbridge Acquisition Co., Inc.	Hotel operator	Second lien senior secured loan	12.96%	SOFR (M)	7.50%	02/2019	02/2027		22.5	22.3	21.4	(2)
American Residential Services L.L.C. and Aragorn Parent Holdings LP (15)	Heating, ventilation and air conditioning services provider	First lien senior secured revolving loan	8.71%	SOFR (M)	3.25%	10/2020	10/2025		0.4	0.4	0.4	(2)
		First lien senior secured revolving loan	10.75%	Base Rate (Q)	2.25%	10/2020	10/2025		1.6	1.6	1.6	(2)

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

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured revolving loan	10.88%	SOFR (Q)	5.38%	07/2018	07/2025		0.5	0.5	0.5	(2)(11)
		First lien senior secured loan	10.83%	SOFR (Q)	5.33%	03/2020	07/2025		1.4	1.4	1.4	(2)(11)
		Class A units				07/2018		37,020		3.8	7.7
										6.3	10.2
The Alaska Club Partners, LLC, Athletic Club Partners LLC and The Alaska Club, Inc. (15)	Premier health club operator	First lien senior secured loan	11.97%	SOFR (M)	6.50%	12/2019	12/2024		12.3	12.3	12.3	(2)(11)
The Arcticom Group, LLC and AMCP Mechanical Holdings, LP (15)	Refrigeration, heating, ventilation and air conditioning services provider	First lien senior secured revolving loan	11.78%	SOFR (S)	6.25%	12/2021	12/2027		5.9	5.9	5.9	(2)(11)
		First lien senior secured loan	11.82%	SOFR (S)	6.25%	12/2021	12/2027		0.2	0.2	0.2	(2)(11)
		First lien senior secured loan	11.93%	SOFR (Q)	6.25%	08/2022	12/2027		0.2	0.2	0.2	(2)(11)
		First lien senior secured loan	12.31%	SOFR (Q)	6.75%	04/2023	12/2027		1.6	1.6	1.6	(2)(11)
		First lien senior secured loan	11.77%	SOFR (Q)	6.25%	10/2023	12/2027		5.3	5.3	5.3	(2)(11)
		Class A units				12/2021		7,765,119		7.8	13.4
		Class C units				03/2023		333,510		—	0.6
										21.0	27.2
Triwizard Holdings, Inc. and Triwizard Parent, LP (15)	Parking management and hospitality services provider	Class A-2 common units				06/2023		30,000		3.0	3.2	(2)
Vertex Service Partners, LLC and Vertex Service Partners Holdings, LLC (15)	Provider of residential roofing repair & replacement	First lien senior secured loan	10.89%	SOFR (S)	5.50%	11/2023	11/2030		7.8	7.8	7.6	(2)(11)
		Class B common units				11/2023		212		0.2	0.2
										8.0	7.8
YE Brands Holdings, LLC (15)	Sports camp operator	First lien senior secured revolving loan	10.96%	SOFR (M)	5.50%	10/2021	10/2027		1.2	1.2	1.2	(2)(11)
		First lien senior secured loan	10.95%	SOFR (Q)	5.50%	10/2021	10/2027		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	11.20%	SOFR (Q)	5.75%	06/2022	10/2027		8.1	8.1	8.1	(2)(11)
		First lien senior secured loan	11.20%	SOFR (Q)	5.75%	09/2023	10/2027		3.7	3.7	3.7	(2)(11)
										13.1	13.1
ZBS Mechanical Group Co-Invest Fund 2, LLC	Provider of residential HVAC and plumbing services	Membership interest				10/2021		2,771,000		1.4	11.0

										893.3	947.2		8.46%
Independent Power and Renewable Electricity Producers
Apex Clean Energy TopCo, LLC (4)(16)	Developer, builder and owner of utility-scale wind and solar power facilities	Class A common units				11/2021		1,335,610		131.6	188.0
Heelstone Renewable Energy, LLC and Heelstone Renewable Energy Investors, LLC (5)	Developer of utility scale solar systems	First lien senior secured loan	11.00% PIK			04/2021	04/2024		88.5	88.5	88.5	(2)
		Class A1 units				04/2021		80,518,630		80.9	216.9
										169.4	305.4

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
PosiGen, Inc.	Seller and leaser of solar power systems for residential and commercial customers	Warrant to purchase shares of series D-1 preferred stock				06/2021	06/2028	101,555		—	—	(2)
		Warrant to purchase shares of common stock				01/2020	01/2027	1,112,022		—	—	(2)
										—	—
Potomac Intermediate Holdings II LLC (5)	Gas turbine power generation facilities operator	Series A units				11/2021		226,884,442		185.7	75.2
Riverview Power LLC	Operator of natural gas and oil fired power generation facilities	First lien senior secured loan	14.50%	SOFR (Q)	9.00%	08/2021	06/2024		32.5	32.3	32.5	(2)(11)
Sunrun Atlas Depositor 2019-2, LLC and Sunrun Atlas Holdings 2019-2, LLC	Residential solar energy provider	First lien senior secured loan	3.61%			10/2019	02/2055		0.1	0.1	0.1	(2)
		Senior subordinated loan	12.29% (7.89% PIK)	SOFR (Q)	6.90%	11/2019	11/2025		159.2	159.2	159.2	(2)(11)
										159.3	159.3
Sunrun Luna Holdco 2021, LLC (15)	Residential solar energy provider	Senior subordinated revolving loan	8.92%	SOFR (S)	3.50%	03/2022	04/2024		30.0	30.0	28.2	(2)(6)
		Senior subordinated revolving loan	13.51%	SOFR (Q)	7.88%	03/2022	04/2024		20.0	20.0	18.8	(2)(6)
										50.0	47.0
Sunrun Xanadu Issuer 2019-1, LLC and Sunrun Xanadu Holdings 2019-1, LLC	Residential solar energy provider	First lien senior secured loan	3.98%			06/2019	06/2054		0.3	0.3	0.3	(2)
		Senior subordinated loan	10.00% (6.00% PIK)	SOFR (Q)	6.90%	06/2019	07/2030		75.4	75.4	73.2	(2)(11)
										75.7	73.5

										804.0	880.9		7.86%
Consumer Durables and Apparel
Badger Sportswear Acquisition, LLC	Provider of team uniforms and athletic wear	Second lien senior secured loan	14.54%	SOFR (Q)	9.00%	09/2016	06/2024		56.8	56.8	54.0	(2)(11)
Bowhunter Holdings, LLC	Provider of branded archery and bowhunting accessories	Common units				04/2014		421		4.2	—
Centric Brands LLC and Centric Brands GP LLC (15)	Designer, marketer and distributor of licensed and owned apparel	First lien senior secured loan	7.37%	SOFR (Q)	2.00%	10/2018	10/2025		80.6	76.6	79.0	(2)(11)
		Membership interests				10/2018		279,392		2.9	—	(2)
										79.5	79.0
DRS Holdings III, Inc. and DRS Holdings I, Inc. (15)	Footwear and orthopedic foot-care brand	First lien senior secured loan	11.75%	SOFR (Q)	6.25%	11/2019	11/2025		27.1	27.1	26.5	(2)(11)
		First lien senior secured loan	11.75%	SOFR (M)	6.25%	06/2021	11/2025		24.9	24.9	24.5	(2)(11)
		Common stock				11/2019		8,549		8.5	8.3	(2)
										60.5	59.3
Implus Footcare, LLC	Provider of footwear and other accessories	First lien senior secured loan	13.25%	SOFR (Q)	7.75%	06/2016	07/2024		1.3	1.3	1.2	(2)(11)
		First lien senior secured loan	13.25%	SOFR (Q)	7.75%	06/2017	07/2024		117.1	116.0	106.6	(2)(11)
		First lien senior secured loan	13.25%	SOFR (Q)	7.75%	07/2018	07/2024		5.0	5.0	4.6	(2)(11)

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

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		Class G redeemable shares				06/2021		3,297,791		1.6	5.6	(2)(6)
		Class H redeemable shares				06/2021		3,297,791		1.6	5.6	(2)(6)
		Class I redeemable shares				06/2021		3,297,791		1.6	5.6	(2)(6)
										88.0	118.7
The Teaching Company Holdings, Inc.	Education publications provider	Preferred stock				09/2006		10,663		1.1	2.3	(2)
		Common stock				09/2006		15,393		—	0.1	(2)
										1.1	2.4

										584.7	649.7		5.80%
Capital Goods
AI Aqua Merger Sub, Inc.	End to end provider of water solutions to a wide range of customer bases	First lien senior secured loan	9.09%	SOFR (M)	3.75%	06/2021	07/2028		1.0	1.0	1.0	(2)(11)(18)
Airx Climate Solutions, Inc. (15)	Provider of commercial HVAC equipment and services	First lien senior secured loan	11.68%	SOFR (Q)	6.25%	11/2023	11/2029		9.9	9.9	9.7	(2)(11)
API Commercial Inc., API Military Inc., and API Space Intermediate, Inc.	Provider of military aircraft aftermarket parts and distribution, repair and logistics services	First lien senior secured loan				05/2022	08/2025		6.8	2.5	3.9	(2)(10)
Arrowhead Holdco Company and Arrowhead GS Holdings, Inc.	Distributor of non-discretionary, mission-critical aftermarket replacement parts	First lien senior secured loan	10.05%	SOFR (Q)	4.50%	08/2021	08/2028		0.1	0.1	0.1	(2)(11)
		Common stock				08/2021		5,054		5.1	—	(2)
										5.2	0.1
BlueHalo Financing Holdings, LLC, BlueHalo Global Holdings, LLC, and BlueHalo, LLC (15)	Provides products and services to the Department of Defense and Intelligence Community	First lien senior secured revolving loan	12.03%	SOFR (Q)	6.50%	05/2022	10/2025		1.8	1.7	1.7	(2)(11)(14)
		First lien senior secured loan	12.01%	SOFR (Q)	6.50%	05/2022	10/2025		1.0	1.0	1.0	(2)(11)
										2.7	2.7
Burgess Point Purchaser Corporation	Remanufacturer of mission-critical and non-discretionary aftermarket vehicle, industrial, energy storage, and solar replacement parts	First lien senior secured loan	10.71%	SOFR (M)	5.25%	07/2022	07/2029		22.1	20.7	20.8	(2)(11)(18)
CPIG Holdco Inc.	Distributor of engineered fluid power and complex machined solutions	First lien senior secured loan	12.49%	SOFR (Q)	7.00%	04/2023	04/2028		14.7	14.7	14.7	(2)(11)
Cube Industrials Buyer, Inc. and Cube A&D Buyer Inc. (15)	Manufacturer of pumps, valves, and fluid control components for industrial markets	First lien senior secured revolving loan				10/2023	10/2029		—	—	—	(2)(13)
		First lien senior secured loan	11.40%	SOFR (Q)	6.00%	10/2023	10/2030		38.8	38.8	37.8	(2)(11)
										38.8	37.8
DFS Holding Company, Inc. (15)	Distributor of maintenance, repair, and operations parts, supplies, and equipment to the foodservice industry	First lien senior secured loan	12.46%	SOFR (M)	7.00%	01/2023	01/2029		2.1	2.0	2.1	(2)(11)

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

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured loan	12.03%	SOFR (Q)	6.50%	11/2021	12/2026		96.3	96.3	96.3	(2)(11)
		First lien senior secured loan	12.03%	SOFR (Q)	6.50%	12/2021	12/2026		13.9	13.9	13.9	(2)(11)
		Class A-2 common units				12/2020		12,296,000		12.9	28.0	(2)
										123.4	138.5
Osmose Utilities Services, Inc. and Pine Intermediate Holding LLC	Provider of structural integrity management services to transmission and distribution infrastructure	Second lien senior secured loan	12.11%	SOFR (M)	6.75%	06/2021	06/2029		55.3	55.3	54.7	(2)(11)
Precinmac (US) Holdings Inc., Trimaster Manufacturing Inc. and Blade Group Holdings, LP.	Manufacturer of high-tolerance precision machined components and assemblies for the aerospace and defense industry	First lien senior secured loan	11.46%	SOFR (M)	6.00%	08/2021	08/2027		11.5	11.5	11.4	(2)(6)(11)
		First lien senior secured loan	11.46%	SOFR (M)	6.00%	04/2022	08/2027		3.9	3.9	3.9	(2)(6)(11)
		Class A units				08/2021		88,420		13.4	24.8	(2)
										28.8	40.1
Qnnect, LLC and Connector TopCo, LP (15)	Manufacturer of highly engineered hermetic packaging products	First lien senior secured loan	12.38%	SOFR (Q)	7.00%	11/2022	11/2029		10.7	10.7	10.7	(2)(11)
		Limited partnership interests				11/2022		992,500		9.9	11.4	(2)
										20.6	22.1
Radius Aerospace, Inc. and Radius Aerospace Europe Limited (15)	Metal fabricator in the aerospace industry	First lien senior secured revolving loan	11.23%	SOFR (M)	5.75%	03/2019	03/2025		0.5	0.5	0.5	(2)(6)(11)
		First lien senior secured revolving loan	10.94%	SONIA (M)	5.75%	11/2019	03/2025		0.8	0.8	0.8	(2)(6)(11)
										1.3	1.3
	Distributor of maintenance, repair, and operations parts	First lien senior secured revolving loan	12.10%	SOFR (Q)	6.75%	12/2022	04/2028		0.9	0.8	0.9	(2)(11)
		First lien senior secured loan	12.10%	SOFR (Q)	6.75%	12/2022	04/2029		0.1	0.1	0.1	(2)(11)
										0.9	1.0
Sunk Rock Foundry Partners LP, Hatteras Electrical Manufacturing Holding Company and Sigma Electric Manufacturing Corporation, Diecast Beacon (15)	Manufacturer of metal castings, precision machined components and sub-assemblies in the electrical products, power transmission and distribution and general industrial markets	First lien senior secured revolving loan				10/2017	10/2024		—	—	—	(2)(11)(13)
Two Six Labs, LLC (15)	Provider of information operations, cyber, and data analytics products and services for government and defense contracts	First lien senior secured loan	11.35%	SOFR (Q)	6.00%	10/2023	08/2027		8.6	8.6	8.6	(2)(11)

										496.6	549.4		4.90%
Energy
Calyx Energy III, LLC	Oil and gas exploration company	First lien senior secured loan	13.47%	SOFR (M)	8.00%	08/2022	01/2027		43.3	43.3	43.3	(2)(11)
		First lien senior secured loan	16.47%	SOFR (M)	11.00%	06/2023	01/2027		5.0	4.9	5.0	(2)(11)

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

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
										334.4	288.8		2.58%
Technology Hardware and Equipment
Chariot Buyer LLC (15)	Provider of smart access solutions across residential and commercial properties	Second lien senior secured loan	12.21%	SOFR (M)	6.75%	11/2021	11/2029		135.5	135.4	134.1	(2)(11)
Everspin Technologies, Inc.	Designer and manufacturer of computer memory solutions	Warrant to purchase shares of common stock				10/2016	10/2026	18,461		0.4	—
ITI Holdings, Inc. (15)	Provider of innovative software and equipment for motor vehicle agencies	First lien senior secured revolving loan	13.00%	Base Rate (Q)	4.50%	03/2022	03/2028		1.5	1.5	1.5	(11)
		First lien senior secured revolving loan	10.96%	SOFR (M)	5.50%	03/2022	03/2028		2.0	2.0	1.9	(2)(11)
		First lien senior secured revolving loan	13.00%	Base Rate (Q)	4.50%	03/2022	03/2028		2.3	2.3	2.3	(2)(11)
		First lien senior secured loan	10.96%	SOFR (M)	5.50%	03/2022	03/2028		34.7	34.7	33.6	(2)(11)
										40.5	39.3
Micromeritics Instrument Corp. (15)	Scientific instrument manufacturer	First lien senior secured loan	9.93%	SOFR (Q)	4.50%	12/2019	12/2025		18.4	18.4	18.4	(2)(11)
PerkinElmer U.S. LLC and NM Polaris Co-Invest, L.P.	Provider of analytical instrumentation and testing equipment and services	First lien senior secured loan	12.13%	SOFR (Q)	6.75%	03/2023	03/2029		17.4	17.4	17.4	(2)(11)
		First lien senior secured loan	11.11%	SOFR (Q)	5.75%	10/2023	03/2029		2.8	2.8	2.8	(2)(11)
		Limited partnership interests				03/2023		0.62%		9.9	12.6	(2)
		Class A-2 units				01/2022		34,832		4.8	4.5
										34.9	37.3
Repairify, Inc. and Repairify Holdings, LLC (15)	Provider of automotive diagnostics scans and solutions	First lien senior secured revolving loan	10.70%	SOFR (Q)	5.00%	06/2021	06/2027		4.8	4.8	4.7	(2)(11)
		Class A common units				06/2021		163,820		4.9	4.4	(2)
										9.7	9.1
Wildcat BuyerCo, Inc. and Wildcat Parent, LP (15)	Provider and supplier of electrical components for commercial and industrial applications	First lien senior secured revolving loan				02/2020	02/2027		—	—	—	(2)(13)
		First lien senior secured loan	11.10%	SOFR (Q)	5.75%	02/2020	02/2027		18.5	18.5	18.5	(2)(11)
		First lien senior secured loan	11.10%	SOFR (Q)	5.75%	11/2021	02/2027		2.5	2.5	2.5	(2)(11)
		First lien senior secured loan	11.10%	SOFR (Q)	5.75%	05/2022	02/2027		0.2	0.2	0.2	(2)(11)
		First lien senior secured loan	11.13%	SOFR (Q)	5.75%	11/2023	02/2027		5.5	5.5	5.5	(2)(11)
		Limited partnership interests				02/2020		17,655		1.5	5.7	(2)
										28.2	32.4

										267.5	270.6		2.42%
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
Gas Utilities
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

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
										95.4	89.5		0.80%
Telecommunication Services
Aventiv Technologies, LLC and Securus Technologies Holdings, Inc.	Provider of inmate telecom solutions to corrections and law enforcement agencies	First lien senior secured loan	10.50%	SOFR (Q)	4.89%	05/2022	11/2024		9.1	8.9	7.0	(2)(11)(18)
		Second lien senior secured loan				05/2022	11/2025		0.2	0.2	0.1	(2)(10)
										9.1	7.1
Emergency Communications Network, LLC (15)	Provider of mission critical emergency mass notification solutions	First lien senior secured revolving loan	14.13% (6.25% PIK)	SOFR (Q)	8.75%	06/2017	06/2024		7.2	7.2	6.3	(2)(11)
		First lien senior secured loan	14.13% (6.25% PIK)	SOFR (Q)	8.75%	06/2017	06/2024		51.1	51.1	44.5	(2)(11)
										58.3	50.8

										67.4	57.9		0.52%

Total Investments										$22,667.6	$22,873.7	(19)	204.23%

Derivative Instruments

Forward currency contracts

Description	Notional Amount to be Purchased	Notional Amount to be sold		Counterparty	Settlement Date	Unrealized Appreciation / (Depreciation)
Foreign currency forward contract	$200		€190	Royal Bank of Canada	January 26, 2024	$(7)
Foreign currency forward contract	$140		£116	Royal Bank of Canada	January 26, 2024	(7)
Foreign currency forward contract	$120	CAD	168	Royal Bank of Canada	January 26, 2024	(4)
Foreign currency forward contract	$114	CAD	153	Royal Bank of Canada	January 18, 2024	(1)
Foreign currency forward contract	$69		£56	Royal Bank of Canada	August 21, 2026	(1)
Foreign currency forward contract	$41	NZD	71	Royal Bank of Canada	January 26, 2024	(4)
Foreign currency forward contract	$9		$10	Royal Bank of Canada	January 26, 2024	—
Foreign currency forward contract	$7	AUD	10	Royal Bank of Canada	November 17, 2026	—
Foreign currency forward contract	$3	CAD	4	Canadian Imperial Bank of Commerce	January 26, 2024	—
Total						$(24)
Interest rate swaps

Description	Hedged Item	Company Receives	Company Pays	Counterparty	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Change in Unrealized Appreciation / (Depreciation)
Interest rate swap	January 2027 Notes	7.000%	SOFR +2.585%	Wells Fargo Bank, N.A.	1/15/2027	$600	$10	$—	$10
Interest rate swap	January 2027 Notes	7.000%	SOFR +2.573%	Wells Fargo Bank, N.A.	1/15/2027	300	5	—	5
Total						$900	$15	$—	$15
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

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions, except per share data)

	Common Stock		Capital in Excess of Par Value	Accumulated Undistributed (Overdistributed) Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	468	$—	$8,553	$315	$8,868
Issuance of common stock, net of offering and underwriting costs	50	1	1,000	—	1,001
Shares issued in connection with dividend reinvestment plan	1	—	29	—	29
Net investment income	—	—	—	1,092	1,092
Net realized gains on investments, foreign currency, extinguishment of debt and other transactions	—	—	—	33	33
Net unrealized losses on investments, foreign currency and other transactions	—	—	—	(525)	(525)
Dividends declared and payable ($1.87 per share)	—	—	—	(941)	(941)
Cumulative effect of adjustment for the adoption of ASU 2020-06 (Note 2)	—	—	(4)	2	(2)
Tax reclassification of stockholders’ equity in accordance with GAAP	—	—	(22)	22	—
Balance at December 31, 2022	519	$1	$9,556	$(2)	$9,555
Issuance of common stock, net of offering and underwriting costs	61	—	1,155	—	1,155
Shares issued in connection with dividend reinvestment plan	2	—	47	—	47
Net investment income	—	—	—	1,266	1,266
Net realized losses on investments, foreign currency and other transactions	—	—	—	(179)	(179)
Net unrealized gains on investments, foreign currency and other transactions	—	—	—	435	435
Dividends declared and payable ($1.92 per share)	—	—	—	(1,078)	(1,078)
Tax reclassification of stockholders’ equity in accordance with GAAP	—	—	(20)	20	—
Balance at December 31, 2023	582	$1	$10,738	$462	$11,201
Issuance of common stock, net of offering and underwriting costs	66	—	1,364	—	1,364
Shares issued in connection with dividend reinvestment plan	4	—	80	—	80
Net investment income	—	—	—	1,403	1,403
Net realized losses on investments, foreign currency, extinguishment of debt and other transactions	—	—	—	(69)	(69)
Net unrealized gains on investments, foreign currency and other transactions	—	—	—	188	188
Conversion of 2024 Convertible Notes	20	—	407	—	407
Dividends declared and payable ($1.92 per share)	—	—	—	(1,219)	(1,219)
Tax reclassification of stockholders’ equity in accordance with GAAP	—	—	(87)	87	—
Balance at December 31, 2024	672	$1	$12,502	$852	$13,355

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	For the Years Ended December 31,
	2024	2023	2022
OPERATING ACTIVITIES:
Net increase in stockholders' equity resulting from operations	$1,522	$1,522	$600
Adjustments to reconcile net increase in stockholders’ equity resulting from operations:
Net realized losses (gains) on investments, foreign currency and other transactions	55	179	(81)
Net unrealized (gains) losses on investments, foreign currency and other transactions	(188)	(435)	525
Realized loss on extinguishment of debt	14	—	48
Net accretion of discount on investments	(17)	(18)	(13)
PIK interest	(206)	(166)	(138)
Collections of PIK interest	109	48	30
PIK dividends	(257)	(198)	(175)
Collections of PIK dividends	33	11	71
Amortization of debt issuance costs	33	31	30
Net amortization of premium on notes payable	(6)	(5)	(4)
Proceeds from sales and repayments of investments and other transactions	9,212	5,315	7,747
Purchases of investments	(12,622)	(5,804)	(9,852)
Changes in operating assets and liabilities:
Interest receivable	(45)	(60)	(34)
Other assets	5	(8)	65
Base management fee payable	16	5	10
Income based fee payable	1	9	14
Capital gains incentive fee payable	17	53	(126)
Interest and facility fees payable	38	27	5
Payable to participants	134	(5)	(80)
Accounts payable and other liabilities	24	10	(1)
Net cash (used in) provided by operating activities	(2,128)	511	(1,359)
FINANCING ACTIVITIES:
Borrowings on debt	13,238	5,215	7,950
Repayments and repurchases of debt	(10,968)	(5,558)	(6,818)
Debt issuance costs	(59)	(20)	(16)
Repayment of 2024 Convertible Notes	(10)	—	—
Net proceeds from issuance of common stock	1,364	1,155	1,001
Dividends paid	(1,139)	(1,031)	(912)
Secured borrowings, net	(2)	(45)	5
Net cash provided by (used in) financing activities	2,424	(284)	1,210
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	296	227	(149)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	564	337	486
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$860	$564	$337
Supplemental Information:
Interest paid during the period	$676	$524	$402
Taxes, including excise tax, paid during the period	$66	$36	$39
Dividends declared and payable during the period	$1,219	$1,078	$941

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2024
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

The Company reclassified certain prior period amounts in the accompanying consolidated balance sheet and consolidated statement of cash flows to conform to its current period presentation, including the industry groupings of certain of the Company’s portfolio companies in the accompanying consolidated schedule of investments and the notes to the consolidated financial statements. These reclassifications had no impact on prior periods’ net income or stockholders’ equity.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include funds from time to time deposited with financial institutions and short-term, liquid investments in a money market account. Cash and cash equivalents are carried at cost which approximates fair value. As of December 31, 2024 and 2023, there was $18 and $36, respectively, of cash denominated in foreign currencies included within “cash and cash equivalents” or “restricted cash” in the accompanying consolidated balance sheet.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the consolidated balance sheet to the total amount shown at the end of the applicable period in the consolidated statement of cash flows:

	As of December 31,
	2024	2023
Cash and cash equivalents	$635	$535
Restricted cash	225	29
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$860	$564

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

The Company may hold certain portfolio company investments through consolidated taxable subsidiaries. Such subsidiaries may be subject to U.S. federal and state corporate-level income taxes. These consolidated subsidiaries recognize deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between the tax basis of certain assets and liabilities and the reported amounts included in the accompanying consolidated balance sheet using the applicable statutory tax rates in effect for the year in which any such temporary differences are expected to reverse. As of December 31, 2024 and 2023, the Company recorded deferred tax liabilities of $92 and $87, respectively, included within “accounts payable and other liabilities” in the accompanying consolidated balance sheet, for certain of the Company’s taxable consolidated subsidiaries.

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

Segment Reporting

In accordance with ASC Topic 280 - Segment Reporting (“ASC 280”), the Company has determined that it has a single operating and reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which enhances disclosure requirements about significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”). ASU 2023-07, among other things, (i) requires a single segment public entity to provide all of the disclosures as required by ASC 280, (ii) requires a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources and (iii) provides the ability for a public entity to elect more than one performance measure. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods beginning with the first quarter ended March 31, 2025. Early adoption is permitted and retrospective adoption is required for all prior periods presented. The Company has adopted ASU 2023-07 effective December 31, 2024 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements. See Note 15 for more information on the effects of the adoption of ASU 2023-07.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which intends to improve the transparency of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning with the first quarter ended March 31, 2028. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.

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

Effective June 21, 2019, in connection with the Company’s board of directors’ approval of the modification of the asset coverage requirement applicable to senior securities from 200% to 150%, the investment advisory and management agreement was amended to reduce the Company’s annual base management fee rate from 1.5% to 1.0% on all assets financed using leverage over 1.0x debt to equity. For all assets financed using leverage up to 1.0x debt to equity, the annual base management fee rate remains at 1.5% . The base management fee is based on the average value of the Company’s total assets (other than cash or cash equivalents but including assets purchased with borrowed funds) at the end of the two most recently completed calendar quarters and is calculated by applying the applicable fee rate. The base management fee is payable quarterly in arrears. See Note 5 for more information.

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

The capital gains incentive fee is determined and payable in arrears as of the end of each calendar year (or, upon termination of the investment advisory and management agreement, as of the termination date) and is calculated at the end of each applicable year by subtracting (a) the sum of the Company’s cumulative aggregate realized capital losses and aggregate unrealized capital depreciation from (b) the Company’s cumulative aggregate realized capital gains, in each case calculated from October 8, 2004 (the date the Company completed its initial public offering). Realized capital gains and losses include gains and losses on investments and foreign currencies, gains and losses on extinguishment of debt and from other assets, as well as any income tax and other expenses related to cumulative aggregate realized gains and losses. If such amount is positive at the end of such year, then the capital gains incentive fee for such year is equal to 20% of such amount, less the aggregate amount of capital gains incentive fee paid in all prior years. If such amount is negative, then there is no capital gains incentive fee for such year.

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

The base management fee, income based fee and capital gains incentive fee for the years ended December 31, 2024, 2023 and 2022 were as follows:

	For the Years Ended December 31,
	2024	2023	2022
Base management fee	$374	$323	$305
Income based fee	$364	$328	$252
Capital gains incentive fee(1)	$18	$53	$(101)
________________________________________

(1)Calculated in accordance with GAAP as discussed below.

There was no capital gains incentive fee payable to the Company’s investment adviser as calculated under the investment advisory and management agreement for the years ended December 31, 2024 and 2023. In addition, in accordance with GAAP, the Company had cumulatively accrued a capital gains incentive fee of $105 as of December 31, 2024. GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the investment advisory and management agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains incentive fee plus the aggregate cumulative unrealized capital appreciation, net of any expense associated with cumulative unrealized capital depreciation or appreciation. If such amount is positive at the end of a period, then GAAP requires the Company to record a capital gains incentive fee equal to 20% of such cumulative amount, less the aggregate amount of actual capital gains incentive fee paid or capital gains incentive fee accrued under GAAP in all prior periods. As of December 31, 2024, the Company has paid capital gains incentive fee since inception totaling $133. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future.

Cash payment of any income based fee and capital gains incentive fee otherwise earned by the Company’s investment adviser is deferred if during the most recent four full calendar quarter period ending on or prior to the date such payment is to be made the sum of (a) the aggregate distributions to the Company’s stockholders and (b) the change in net assets (defined as total assets less indebtedness and before taking into account any income based fee and capital gains incentive fee payable during the period) is less than 7.0% of the Company’s net assets (defined as total assets less indebtedness) at the beginning of such period. These calculations will be adjusted for any share issuances or repurchases. Any income based fee and capital gains incentive fee deferred for payment are carried over for payment in subsequent calculation periods to the extent such fees are payable under the terms of the investment advisory and management agreement. Pursuant to the terms of the investment advisory and management agreement, payment of $81 of the income based fee earned by the Company’s investment adviser for the fourth quarter of 2022 had been previously deferred. The deferred income based fee was paid in the second quarter of 2023 pursuant to the terms of the investment advisory and management agreement.

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

For the years ended December 31, 2024, 2023 and 2022, the Company incurred $12, $13 and $11, respectively, in administrative and other fees, including certain costs that are reimbursable to the Company’s investment adviser under the investment advisory and management agreement or the Company’s administrator under the administration agreement. As of December 31, 2024 and 2023, $5 and $4, respectively, of the administrative and other fees were unpaid and included in “accounts payable and other liabilities” in the accompanying consolidated balance sheet.

4. INVESTMENTS

As of December 31, 2024 and 2023, investments consisted of the following:

	As of December 31,
	2024		2023
	Amortized Cost(1)	Fair Value	Amortized Cost(1)	Fair Value
First lien senior secured loans(2)	$15,519	$15,179	$10,313	$10,081
Second lien senior secured loans	1,935	1,847	3,980	3,753
Subordinated certificates of the SDLP(3)	1,263	1,192	1,316	1,288
Senior subordinated loans	1,384	1,351	1,150	1,096
Preferred equity	2,667	2,649	2,457	2,460
Ivy Hill Asset Management, L.P.(4)	1,701	1,915	1,763	1,987
Other equity	1,905	2,587	1,689	2,209
Total	$26,374	$26,720	$22,668	$22,874
________________________________________

(1)The amortized cost represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest or dividends.

(2)First lien senior secured loans include certain loans that the Company classifies as “unitranche” loans. The total amortized cost and fair value of the loans that the Company classified as “unitranche” loans were $8,772 and $8,624 respectively, as of December 31, 2024, and $5,786 and $5,667, respectively, as of December 31, 2023.

(3)The proceeds from these certificates were applied to co-investments with Varagon Capital Partners (“Varagon”) and its clients to fund first lien senior secured loans to 20 and 22 different borrowers as of December 31, 2024 and 2023, respectively.

(4)Includes the Company’s subordinated loan and equity investments in IHAM (as defined below), as applicable.

The Company uses GICS for classifying the industry groupings of its portfolio companies. The industrial and geographic compositions of the Company’s portfolio at fair value as of December 31, 2024 and 2023 were as follows:

	As of December 31,
	2024	2023
Industry
Software and Services	24.5%	23.2%
Health Care Equipment and Services	12.0	12.1
Financial Services(1)	9.9	11.4
Commercial and Professional Services	9.4	10.2
Insurance	5.9	5.1
Consumer Distribution and Retail	5.7	4.6
Consumer Services	5.1	4.1
Investment Funds and Vehicles(2)	4.6	5.8
Media and Entertainment	4.6	2.8
Independent Power and Renewable Electricity Producers	3.7	3.8
Capital Goods	2.7	2.4
Pharmaceuticals, Biotechnology and Life Sciences	2.6	1.5
Consumer Durables and Apparel	2.3	3.1
Food and Beverage	1.8	2.1
Automobiles and Components	1.4	1.7
Other	3.8	6.1
Total	100.0%	100.0%
________________________________________

(1)Includes the Company’s investment in IHAM.

(2)Includes the Company’s investment in the SDLP (as defined below), which had made first lien senior secured loans to 20 and 22 different borrowers as of December 31, 2024 and 2023, respectively. The portfolio companies in the SDLP are in industries similar to the companies in the Company’s portfolio.

	As of December 31,
	2024	2023
Geographic Region
West(1)	25.2%	24.3%
Midwest	20.9	24.7
Southeast	19.3	18.5
Mid-Atlantic	16.1	13.3
Northeast(2)	12.2	13.2
International	6.3	6.0
Total	100.0%	100.0%
________________________________________

(1)Includes the Company’s investment in the SDLP, which represented 4.5% and 5.6% of the total investment portfolio at fair value as of December 31, 2024 and 2023, respectively.

(2)Includes the Company’s investment in IHAM, which represented 7.1% and 8.7% of the total investment portfolio at fair value as of December 31, 2024 and 2023, respectively.

As of December 31, 2024 and 2023, loans on non-accrual status represented 1.7% of the total investments at amortized cost (or 1.0% at fair value) and 1.3% at amortized cost (or 0.6% at fair value), respectively.

Ivy Hill Asset Management, L.P.

Ivy Hill Asset Management, L.P. (“IHAM”), a wholly owned portfolio company of the Company, is an asset manager and an SEC-registered investment adviser. As of December 31, 2024, IHAM had assets under management of approximately $12.8 billion. As of December 31, 2024, IHAM managed 20 vehicles (the “IHAM Vehicles”). IHAM earns fee income from managing the IHAM Vehicles and has also invested in certain of these vehicles as part of its business strategy. The amortized cost of IHAM’s total investments as of December 31, 2024 and 2023 was $2,237 and $2,288, respectively. For the years ended December 31, 2024, 2023 and 2022, IHAM had management and incentive fee income of $53, $56 and $49, respectively, and investment-related income of $344, $328 and $188, respectively, which included net realized gains or losses on investments and other transactions.

 The amortized cost and fair value of the Company’s investment in IHAM as of December 31, 2024 and 2023 were as follows:

	As of December 31,
	2024		2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Subordinated loan(1)	$—	$—	$62	$62
Equity	1,701	1,915	1,701	1,925
Total investment in IHAM	$1,701	$1,915	$1,763	$1,987
_______________________________________________________________________________

(1)The Company has committed to fund up to $500 to IHAM, the availability of which is solely at the Company’s discretion.

The interest income and dividend income that the Company earned from IHAM for the years ended December 31, 2024, 2023 and 2022 were as follows:

	For the Years Ended December 31,
	2024	2023	2022
Interest income	$2	$29	$23
Dividend income	$285	$243	$205

From time to time, IHAM or certain IHAM Vehicles may purchase investments from, or sell investments to, the Company. For any such sales or purchases by the IHAM Vehicles to or from the Company, the IHAM Vehicle must obtain approval from third parties unaffiliated with the Company or IHAM, as applicable. During the years ended December 31, 2024, 2023 and 2022, IHAM or certain of the IHAM Vehicles purchased $759, $1,193 and $3,358, respectively, of loans from the Company. For the years ended December 31, 2024, 2023 and 2022, the Company recognized $1, $13 and $20, respectively, of net realized losses from these sales. During the years ended December 31, 2024, 2023 and 2022, IHAM or certain IHAM Vehicles sold $32, $85 and $27 respectively, of investments to the Company.

The yields at amortized cost and fair value of the Company’s investments in IHAM as of December 31, 2024 and 2023 were as follows:

	As of December 31,
	2024		2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Subordinated loan	—%	—%	12.0%	12.0%
Equity(1)	16.7%	14.8%	15.1%	13.3%
_______________________________________________________________________________

(1)Represents the yield on the Company’s equity investment in IHAM, which is computed as (a) the annualized amount of the regular dividend received by the Company related to the Company’s equity investment in IHAM during the most recent quarter end, divided by (b) the amortized cost or fair value of the Company’s equity investment in IHAM, as applicable.

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

Selected Financial Information

Pursuant to Rule 4-08(g) of Regulation S-X, selected financial information of IHAM, in conformity with GAAP, as of December 31, 2024 and 2023 and for the years ended December 31, 2024, 2023 and 2022 are presented below.

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

	As of December 31, 2024
	IHAM	Consolidated IHAM Vehicles(1)	Eliminations	Consolidated
Selected Balance Sheet Information:
Assets
Investments at fair value(2)	$2,161	$8,098	$(2,086)	$8,173
Cash and cash equivalents	9	1,012	—	1,021
Other assets	60	122	(55)	127
Total assets	$2,230	$9,232	$(2,141)	$9,321

Liabilities
Debt	$406	$6,550	$—	$6,956
Subordinated notes(3)	—	1,026	(717)	309
Other liabilities	16	311	(13)	314
Total liabilities	422	7,887	(730)	7,579
Equity
Contributed capital	1,701	—	—	1,701
Accumulated earnings	186	—	—	186
Net unrealized losses on investments and foreign currency transactions(4)	(79)	—	—	(79)
Non-controlling interests in Consolidated IHAM Vehicles(5)	—	1,345	(1,411)	(66)
Total equity	1,808	1,345	(1,411)	1,742
Total liabilities and equity	$2,230	$9,232	$(2,141)	$9,321

	As of December 31, 2023
	IHAM	Consolidated IHAM Vehicles(1)	Eliminations	Consolidated
Selected Balance Sheet Information:
Assets
Investments at fair value(2)	$2,274	$9,392	$(2,265)	$9,401
Cash and cash equivalents	9	707	—	716
Other assets	70	100	(68)	102
Total assets	$2,353	$10,199	$(2,333)	$10,219

Liabilities
Debt	$462	$7,459	$—	$7,921
Subordinated note from ARCC	62	—	—	62
Subordinated notes(3)	—	1,280	(992)	288
Other liabilities	17	189	(16)	190
Total liabilities	541	8,928	(1,008)	8,461
Equity
Contributed capital	1,701	—	—	1,701
Accumulated earnings	126	—	—	126
Net unrealized losses on investments and foreign currency transactions(4)	(15)	—	—	(15)
Non-controlling interests in Consolidated IHAM Vehicles(5)	—	1,271	(1,325)	(54)
Total equity	1,812	1,271	(1,325)	1,758
Total liabilities and equity	$2,353	$10,199	$(2,333)	$10,219
________________________________________

(1)Consolidated for GAAP purposes only.

(2)The determination of such fair value is determined in accordance with IHAM’s valuation process (separate and apart from the Company’s valuation process described elsewhere herein). The amortized cost of IHAM’s total investments as of December 31, 2024 and 2023 was $2,237 and $2,288, respectively. The amortized cost of the total investments of IHAM on a consolidated basis as of December 31, 2024 and 2023 was $8,343 and $9,619, respectively.

(3)Subordinated notes generally represent the most junior capital in certain of the Consolidated IHAM Vehicles and effectively represent equity in such vehicles.

(4)As of December 31, 2024 and 2023, net unrealized losses of $70 and $13, respectively, have been eliminated upon consolidation and the elimination is included in “non-controlling interests in Consolidated IHAM Vehicles” in the selected balance sheet information.

(5)Non-controlling interests in Consolidated IHAM Vehicles includes net unrealized depreciation in the Consolidated IHAM Vehicles of $171 and $221 as of December 31, 2024 and 2023, respectively.

	For the Year Ended December 31, 2024
	IHAM	Consolidated IHAM Vehicles(1)	Eliminations	Consolidated
Selected Statement of Operations Information:
Revenues
Investment income	$344	$1,014	$(337)	$1,021
Management fees and other income	53	12	(50)	15
Total revenues	397	1,026	(387)	1,036
Expenses
Interest expense	37	564	—	601
Distributions to subordinated notes	—	209	(154)	55
Management fees and other expenses	15	61	(50)	26
Total expenses	52	834	(204)	682
Net operating income	345	192	(183)	354
Net realized gains (losses) on investments and foreign currency	—	(132)	(4)	(136)
Net realized gain on extinguishment of debt	—	2	2	4
Net unrealized (losses) gains on investments, foreign currency and other transactions	(64)	62	57	55
Total net realized and unrealized losses on investments, foreign currency and other transactions	(64)	(68)	55	(77)
Net income	281	124	(128)	277
Less: Net income (loss) attributable to non-controlling interests in Consolidated IHAM Vehicles	—	124	(128)	(4)
Net income attributable to Ivy Hill Asset Management, L.P.	$281	$—	$—	$281

	For the Year Ended December 31, 2023
	IHAM	Consolidated IHAM Vehicles(1)	Eliminations	Consolidated
Selected Statement of Operations Information:
Revenues
Investment income	$347	$1,097	$(343)	$1,101
Management fees and other income	56	8	(54)	10
Total revenues	403	1,105	(397)	1,111
Expenses
Interest expense	61	580	—	641
Distributions to subordinated notes	—	193	(150)	43
Management fees and other expenses	15	75	(54)	36
Total expenses	76	848	(204)	720
Net operating income	327	257	(193)	391
Net realized (losses) gains on investments and other transactions	(19)	2	(29)	(46)
Net unrealized gains on investments and other transactions	18	93	(18)	93
Total net realized and unrealized (losses) gains on investments and other transactions	(1)	95	(47)	47
Net income	326	352	(240)	438
Less: Net income attributable to non-controlling interests in Consolidated IHAM Vehicles	—	352	(240)	112
Net income attributable to Ivy Hill Asset Management, L.P.	$326	$—	$—	$326

	For the Year Ended December 31, 2022
	IHAM	Consolidated IHAM Vehicles(1)	Eliminations	Consolidated
Selected Statement of Operations Information:
Revenues
Investment income	$188	$594	$(185)	$597
Management fees and other income	49	7	(46)	10
Total revenues	237	601	(231)	607
Expenses
Interest expense	35	264	—	299
Distributions to subordinated notes	—	127	(95)	32
Management fees and other expenses	14	56	(46)	24
Total expenses	49	447	(141)	355
Net operating income	188	154	(90)	252
Net realized losses on investments and other transactions	—	(12)	—	(12)
Net unrealized losses on investments and other transactions	(33)	(279)	31	(281)
Total net realized and unrealized losses on investments and other transactions	(33)	(291)	31	(293)
Net income (loss)	155	(137)	(59)	(41)
Less: Net loss attributable to non-controlling interests in Consolidated IHAM Vehicles	—	(137)	(59)	(196)
Net income attributable to Ivy Hill Asset Management, L.P.	$155	$—	$—	$155

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

The Company provides capital to the SDLP in the form of subordinated certificates (the “SDLP Certificates”), and Varagon and its clients provide capital to the SDLP in the form of senior notes, intermediate funding notes and the SDLP Certificates. As of December 31, 2024 and 2023, the Company and a client of Varagon owned 87.5% and 12.5%, respectively, of the outstanding SDLP Certificates.

As of December 31, 2024 and 2023, the Company and Varagon and its clients had agreed to make capital available to the SDLP of $6,150 and $6,150, respectively, in the aggregate, of which $1,444 and $1,444, respectively, is to be made available from the Company. The Company will continue to provide capital to the SDLP in the form of the SDLP Certificates, and Varagon and its clients will provide capital to the SDLP in the form of senior notes, intermediate funding notes and the SDLP Certificates. This capital will only be committed to the SDLP upon approval of transactions by the investment committee of the SDLP as discussed above. Below is a summary of the funded capital and unfunded capital commitments of the SDLP.

	As of December 31,
	2024	2023
Total capital funded to the SDLP(1)	$5,054	$5,361
Total capital funded to the SDLP by the Company(1)	$1,310	$1,328
Total unfunded capital commitments to the SDLP(2)	$489	$260
Total unfunded capital commitments to the SDLP by the Company(2)	$119	$60
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

The amortized cost and fair value of the SDLP Certificates held by the Company and the Company’s yield on its investment in the SDLP Certificates at amortized cost and fair value as of December 31, 2024 and 2023 were as follows:

	As of December 31,
	2024		2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment in the SDLP Certificates	$1,263	$1,192	$1,316	$1,288
Yield on the investment in the SDLP Certificates	12.4%	13.2%	13.6%	13.9%

The interest income from the Company’s investment in the SDLP Certificates and capital structuring service fees and other income earned for the years ended December 31, 2024, 2023 and 2022 were as follows:

	For the Years Ended December 31,
	2024	2023	2022
Interest income	$173	$174	$146
Capital structuring service fees and other income	$17	$13	$22

As of December 31, 2024 and 2023, the SDLP’s portfolio was comprised entirely of first lien senior secured loans to U.S. middle-market companies and were in industries similar to the companies in the Company’s portfolio. As of December 31, 2024, two of the loans were on non-accrual status. As of December 31, 2023, one of the loans was on non-accrual status. Below is a summary of the SDLP’s portfolio.

	As of December 31,
	2024	2023
Total first lien senior secured loans(1)(2)	$4,759	$5,431
Largest loan to a single borrower(1)	$400	$370
Total of five largest loans to borrowers(1)	$1,692	$1,650
Number of borrowers in the SDLP	20	22
Commitments to fund delayed draw loans(3)	$489	$260
___________________________________________________________________________

(1)At principal amount.

(2)First lien senior secured loans include certain loans that the SDLP classifies as “unitranche” loans. As of December 31, 2024 and 2023, the total principal amount of loans in the SDLP portfolio that the SDLP classified as “unitranche” loans was $3,937 and $4,558, respectively.

(3)As discussed above, these commitments have been approved by the investment committee of the SDLP.

Pursuant to Rule 4-08(g) of Regulation S-X, as the SDLP was considered a significant subsidiary as of December 31, 2023, selected financial information of the SDLP, prepared in conformity with GAAP, as of December 31, 2024 and 2023 and for the years ended December 31, 2024, 2023 and 2022 are presented below:

	As of December 31,
	2024	2023
Selected Balance Sheet Information:
Investments at fair value (amortized cost of $4,591 and $5,267, respectively)	$4,390	$5,129
Other assets	449	192
Total assets	$4,839	$5,321

Senior notes	$3,428	$3,705
Intermediate funding notes	130	139
Other liabilities	124	136
Total liabilities	3,682	3,980
Subordinated certificates and members’ capital	1,157	1,341
Total liabilities and members’ capital	$4,839	$5,321

	For the Years Ended December 31,
	2024	2023	2022
Selected Statement of Operations Information:
Total investment income	$541	$570	$365
Interest expense	292	296	155
Other expenses	17	23	20
Total expenses	309	319	175
Net investment income	232	251	190
Net realized and unrealized losses on investments	(157)	(73)	(147)
Net increase in members’ capital resulting from operations	$75	$178	$43

5. DEBT

In accordance with the Investment Company Act, the Company is allowed to borrow amounts such that its asset coverage, calculated pursuant to the Investment Company Act, is at least 150% after such borrowing. The Company’s asset coverage requirement applicable to senior securities was reduced from 200% to 150% effective June 21, 2019. As of December 31, 2024, the aggregate principal amount outstanding of the senior securities issued by the Company was $13,789 and the Company’s asset coverage was 196%.

The Company’s outstanding debt as of December 31, 2024 and 2023 was as follows:

	As of December 31,
	2024					2023
	Total Aggregate Principal Amount Committed/ Outstanding (1)		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Committed/ Outstanding (1)		Principal Amount Outstanding	Carrying Value
Revolving Credit Facility	$4,513	(2)	$1,113	$1,113		$4,758	(2)	$1,413	$1,413
Revolving Funding Facility	2,150		1,065	1,065		1,775		863	863
SMBC Funding Facility	800	(3)	502	502		800	(3)	401	401
BNP Funding Facility	1,265		889	889		865		575	575
April 2036 CLO Notes(4)	476		476	473	(5)	—		—	—
October 2036 CLO Secured Loans(4)	544		544	541	(5)	—		—	—
2024 Convertible Notes	—		—	—	(5)	403		403	402	(5)
June 2024 Notes	—		—	—	(5)	900		900	899	(5)
March 2025 Notes	600		600	600	(5)	600		600	599	(5)
July 2025 Notes	1,250		1,250	1,252	(5)	1,250		1,250	1,255	(5)
January 2026 Notes	1,150		1,150	1,148	(5)	1,150		1,150	1,146	(5)
July 2026 Notes	1,000		1,000	996	(5)	1,000		1,000	993	(5)
January 2027 Notes	900		900	891	(5)(6)	900		900	905	(5)(6)
June 2027 Notes	500		500	497	(5)	500		500	495	(5)
June 2028 Notes	1,250		1,250	1,248	(5)	1,250		1,250	1,247	(5)
March 2029 Notes	1,000		1,000	985	(5)(6)	—		—	—
July 2029 Notes	850		850	835	(5)(6)	—		—	—
November 2031 Notes	700		700	692	(5)	700		700	691	(5)
Total	$18,948		$13,789	$13,727		$16,851		$11,905	$11,884
________________________________________

(1)Represents the total aggregate amount committed or outstanding, as applicable, under such instrument. Borrowings under the committed Revolving Credit Facility, Revolving Funding Facility, SMBC Funding Facility and BNP Funding Facility (each as defined below) are subject to borrowing base and other restrictions.

(2)Provides for a feature that allows the Company, under certain circumstances, to increase the size of the Revolving Credit Facility to a maximum of $6,732 and $7,137, as of December 31, 2024 and 2023, respectively.

(3)Provides for a feature that allows ACJB (as defined below), under certain circumstances, to increase the size of the SMBC Funding Facility to a maximum of $1,000.

(4)Excludes the April 2036 CLO Subordinated Notes and the October 2036 CLO Subordinated Notes (each as defined below), which were retained by the Company and, as such, eliminated in consolidation.

(5)Represents the aggregate principal amount outstanding, less unamortized debt issuance costs and the net unaccreted/amortized discount or premium recorded upon issuance. In March 2024, the Company repaid in full the 2024 Convertible Notes (as defined below) upon their maturity. In June 2024, the Company repaid in full the June 2024 Notes (as defined below) upon their maturity.

(6)The carrying value of the January 2027 Notes, the March 2029 Notes and the July 2029 Notes (each as defined below) as of December 31, 2024 includes adjustments as a result of effective hedge accounting relationships. The carrying value of the January 2027 Notes as of December 31, 2023 includes an adjustment as a result of an effective hedge accounting relationship. See Note 6 for more information on the interest rate swaps.

 The weighted average stated interest rate and weighted average maturity, both on aggregate principal amount outstanding, of all the Company’s outstanding debt as of December 31, 2024 were 4.9% and 3.8 years, respectively, and as of December 31, 2023 were 4.8% and 3.0 years, respectively. The weighted average stated interest rate of all the Company’s debt outstanding as of December 31, 2024 and 2023 includes the impact of interest rate swaps. See Note 6 for more information on the interest rate swaps.

Revolving Credit Facility

The Company is party to a senior secured revolving credit facility (as amended and restated, the “Revolving Credit Facility”), that allows the Company to borrow up to $4,513 at any one time outstanding. The Revolving Credit Facility consists of a $3,400 revolving tranche and a $1,113 term loan tranche. As of December 31, 2024, the end of the revolving periods and the stated maturity dates of the various revolving and term loan tranches of the Revolving Credit Facility were as follows:

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

Under the Revolving Credit Facility, the Company is required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including, without limitation, covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) maintaining a certain minimum stockholders’ equity, (e) maintaining a ratio of total assets (less total liabilities not representing indebtedness) to total indebtedness of the Company and its consolidated subsidiaries (subject to certain exceptions) of not less than 1.5:1.0, (f) limitations on pledging certain unencumbered assets, and (g) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and certain of its subsidiaries. These covenants are subject to important limitations and exceptions that are described in the documents governing the Revolving Credit Facility. Amounts available to borrow under the Revolving Credit Facility (and the incurrence of certain other permitted debt) are also subject to compliance with a borrowing base that applies different advance rates to different types of assets (based on their value as determined pursuant to the Revolving Credit Facility) that are pledged as collateral. As of December 31, 2024, the Company was in compliance in all material respects with the terms of the Revolving Credit Facility.

As of December 31, 2024 and 2023, there was $1,113 and $1,413 outstanding, respectively, under the Revolving Credit Facility. The Revolving Credit Facility also provides for a sub-limit for the issuance of letters of credit for up to an aggregate amount of $250 with the ability to increase by an incremental $50 on an uncommitted basis. As of December 31, 2024 and 2023, the Company had $52 and $60, respectively, in letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit issued. As of December 31, 2024, there was $3,348, available for borrowing (net of letters of credit issued) under the Revolving Credit Facility, subject to borrowing base restrictions.

The interest rate charged on the Revolving Credit Facility is based on SOFR (or an alternate rate of interest for certain loans, commitments and/or other extensions of credit denominated in Sterling, Canadian Dollars, Euros and certain other foreign currencies plus a spread adjustment, if applicable) plus a credit spread adjustment of 0.10% and an applicable spread of either 1.75% or 1.875% or an “alternate base rate” (as defined in the documents governing the Revolving Credit Facility) plus an applicable spread of either 0.75% or 0.875%, in each case, determined monthly based on the total amount of the borrowing base relative to the sum of (i) the greater of (a) the aggregate amount of revolving exposure and term loans outstanding under the Revolving Credit Facility and (b) 85% of the total commitments of the Revolving Credit Facility (or, if higher, the total revolving exposure) plus (ii) other debt, if any, secured by the same collateral as the Revolving Credit Facility. The Revolving Credit Facility allows for borrowings to be made using one, three or six month SOFR. As of December 31, 2024, the one, three and six month SOFR was 4.33%, 4.31% and 4.25%, respectively. As of December 31, 2024, the applicable spread in effect was 1.75%. In addition to the stated interest expense on the Revolving Credit Facility, the Company is required to pay a commitment fee of 0.375% per annum on any unused portion of the Revolving Credit Facility. The Company is also required to pay a letter of credit fee of either 2.00% or 2.125% per annum on letters of credit issued, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility.

The Revolving Credit Facility is secured by certain assets in the Company’s portfolio and excludes investments held by Ares Capital CP (as defined below) under the Revolving Funding Facility, those held by ACJB under the SMBC Funding Facility, those held by AFB (as defined below) under the BNP Funding Facility and those held by ADL CLO 1 (as defined below) and ADL CLO 4 (as defined below) and certain other investments.

For the years ended December 31, 2024, 2023 and 2022, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Revolving Credit Facility were as follows:

	For the Years Ended December 31,
	2024	2023	2022
Stated interest expense	$102	$122	$71
Credit facility fees	13	13	10
Amortization of debt issuance costs	9	8	8
Total interest and credit facility fees expense	$124	$143	$89
Cash paid for interest expense	$118	$116	$62
Average stated interest rate	7.07%	6.80%	4.11%
Average outstanding balance	$1,421	$1,795	$1,701

Letter of Credit Facility

The Company and Deutsche Bank AG New York Branch (the “DB Issuer”) are party to an uncommitted continuing agreement (the “Letter of Credit Facility”), which allows the DB Issuer to issue letters of credit or demand guarantees, at the request of the Company, on behalf of certain portfolio companies. The Company is required to make payments to the DB Issuer if the portfolio companies were to default on their related payment obligations. The Letter of Credit Facility is secured on a pari passu basis with the Revolving Credit Facility and pursuant to substantially the same collateral as the Revolving Credit Facility. As of December 31, 2024 and 2023, the DB Issuer had $140 and $69, respectively, in letters of credit issued under the Letter of Credit Facility.

Revolving Funding Facility

The Company and the Company’s consolidated subsidiary, Ares Capital CP Funding LLC (“Ares Capital CP”), are party to a revolving funding facility (as amended, the “Revolving Funding Facility”), that allows Ares Capital CP to borrow up to $2,150 at any one time outstanding. The Revolving Funding Facility is secured by all of the assets held by, and the membership interest in, Ares Capital CP. The end of the reinvestment period and the stated maturity date for the Revolving Funding Facility are October 8, 2027 and October 8, 2029, respectively.

Amounts available to borrow under the Revolving Funding Facility are subject to a borrowing base that applies different advance rates to different types of assets held by Ares Capital CP. Ares Capital CP is also subject to limitations with respect to the loans securing the Revolving Funding Facility, including restrictions on sector concentrations, loan size, payment frequency and status, collateral interests and loans with fixed rates, as well as restrictions on portfolio company leverage, all of which may also affect the borrowing base and therefore amounts available to borrow. The Company and Ares Capital CP are also required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the Revolving Funding Facility. As of December 31, 2024, the Company and Ares Capital CP were in compliance in all material respects with the terms of the Revolving Funding Facility.

As of December 31, 2024 and 2023, there was $1,065 and $863 outstanding, respectively, under the Revolving Funding Facility. Since October 8, 2024, the interest rate charged on the Revolving Funding Facility is based on SOFR or a “base rate” (as defined in the documents governing the Revolving Funding Facility) plus an applicable spread of 2.00% per annum. From June 30, 2022 to October 7, 2024, the interest rate charged on the Revolving Funding Facility was based on SOFR plus a credit spread adjustment of 0.10% or a “base rate” plus an applicable spread of 1.90% per annum. Prior to June 30, 2022, the interest rate charged on the Revolving Funding Facility was based on one month London Interbank Offered Rate (“LIBOR”) plus 1.90% per annum or a “base rate” plus 1.00% per annum. Ares Capital CP is also required to pay a commitment fee of between 0.50% and 1.25% per annum depending on the size of the unused portion of the Revolving Funding Facility.

For the years ended December 31, 2024, 2023 and 2022, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Revolving Funding Facility were as follows:

	For the Years Ended December 31,
	2024	2023	2022
Stated interest expense	$55	$61	$31
Credit facility fees	7	5	5
Amortization of debt issuance costs	4	3	3
Total interest and credit facility fees expense	$66	$69	$39
Cash paid for interest expense	$56	$60	$29
Average stated interest rate	7.15%	7.10%	3.81%
Average outstanding balance	$751	$855	$820

SMBC Funding Facility

The Company and the Company’s consolidated subsidiary, Ares Capital JB Funding LLC (“ACJB”), are party to a revolving funding facility (as amended, the “SMBC Funding Facility”), with ACJB, as the borrower, and Sumitomo Mitsui Banking Corporation, as the administrative agent and collateral agent, that allows ACJB to borrow up to $800 at any one time outstanding. The SMBC Funding Facility also provides for a feature that allows ACJB, subject to receiving certain consents, to increase the overall size of the SMBC Funding Facility to $1,000. The SMBC Funding Facility is secured by all of the assets held by ACJB. The end of the reinvestment period and the stated maturity date for the SMBC Funding Facility are December 6, 2027 and December 6, 2029, respectively. The reinvestment period and the stated maturity date are both subject to two one-year extensions by mutual agreement.

Amounts available to borrow under the SMBC Funding Facility are subject to a borrowing base that applies an advance rate to assets held by ACJB. ACJB is also subject to limitations with respect to the loans securing the SMBC Funding Facility, including restrictions on sector concentrations, loan size, payment frequency and status, collateral interests and loans with fixed rates, as well as restrictions on portfolio company leverage, all of which may also affect the borrowing base and therefore amounts available to borrow. The Company and ACJB are also required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the SMBC Funding Facility. As of December 31, 2024, the Company and ACJB were in compliance in all material respects with the terms of the SMBC Funding Facility.

As of December 31, 2024 and 2023, there was $502 and $401 outstanding, respectively, under the SMBC Funding Facility. Since December 6, 2024, the interest rate charged on the SMBC Funding Facility is based on an applicable spread of either (i) 2.00% over one month SOFR or (ii) 1.00% over a “base rate” (as defined in the documents governing the SMBC Funding Facility), in each case, determined monthly based on the amount of the average borrowings outstanding under the SMBC Funding Facility. From March 28, 2024 to December 5, 2024, the interest rate charged on the SMBC Funding Facility was based on an applicable spread of either (i) 2.50% over one month SOFR or (ii) 1.50% over a “base rate”, in each case, determined monthly based on the amount of the average borrowings outstanding under the SMBC Funding Facility. From April 28, 2023 to March 27, 2024, the interest rate charged on the SMBC Funding Facility was based on an applicable spread of either (i) 1.75% or 2.00% over one month SOFR plus a credit spread adjustment of 0.10% or (ii) 0.75% or 1.00% over a “base rate”, in each case, determined monthly based on the amount of the average borrowings outstanding under the SMBC Funding Facility. Prior to April 28, 2023, the interest rate charged on the SMBC Funding Facility was based on an applicable spread of either (i) 1.75% or 2.00% over one month LIBOR or (ii) 0.75% or 1.00% over a “base rate”, in each case, determined monthly based on the amount of the average borrowings outstanding under the SMBC Funding Facility. ACJB is required to pay a commitment fee of between 0.50% and 1.00% per annum depending on the size of the unused portion of the SMBC Funding Facility.

For the years ended December 31, 2024, 2023 and 2022, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the SMBC Funding Facility were as follows:

	For the Years Ended December 31,
	2024	2023	2022
Stated interest expense	$30	$29	$15
Credit facility fees	2	2	2
Amortization of debt issuance costs	2	2	2
Total interest and credit facility fees expense	$34	$33	$19
Cash paid for interest expense	$30	$28	$14
Average stated interest rate	7.50%	6.92%	3.58%
Average outstanding balance	$398	$410	$414

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

Amounts available to borrow under the BNP Funding Facility are subject to a borrowing base that applies an advance rate to assets held by AFB. AFB is also subject to limitations with respect to the loans securing the BNP Funding Facility, including restrictions on sector concentrations, loan size, payment frequency and status, collateral interests and loans with fixed rates, as well as restrictions on portfolio company leverage, all of which may also affect the borrowing base and therefore amounts available to borrow. The Company and AFB are also required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the BNP Funding Facility. As of December 31, 2024, the Company and AFB were in compliance in all material respects with the terms of the BNP Funding Facility.

As of December 31, 2024 and 2023, there was $889 and $575, respectively, outstanding under the BNP Funding Facility. Since July 25, 2024, the interest rate charged on the BNP Funding Facility is based on an applicable SOFR or a “base rate” (as defined in the documents governing the BNP Funding Facility) plus a margin of (i) 2.10% during the reinvestment period and (ii) 2.60% following the reinvestment period. Prior to July 25, 2024, the range of interest rate charged on the BNP Funding Facility was based on an applicable SOFR or a “base rate” plus a margin of between 1.80% and 2.80% during the reinvestment period.

For the years ended December 31, 2024, 2023 and 2022, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the BNP Funding Facility were as follows:

	For the Years Ended December 31,
	2024	2023	2022
Stated interest expense	$48	$35	$5
Credit facility fees	1	1	1
Amortization of debt issuance costs	2	2	1
Total interest and credit facility fees expense	$51	$38	$7
Cash paid for interest expense	$48	$33	$3
Average stated interest rate	7.48%	7.90%	4.71%
Average outstanding balance	$629	$438	$110

Debt Securitizations

ADL CLO 1 Debt Securitization

In May 2024, the Company, through its wholly owned, consolidated subsidiary, Ares Direct Lending CLO 1 LLC (“ADL CLO 1”), completed a $702 term debt securitization (the “ADL CLO 1 Debt Securitization”). The ADL CLO 1 Debt Securitization is also known as a collateralized loan obligation and is an on-balance sheet financing incurred by the Company, which is consolidated by the Company for financial reporting purposes and subject to its overall asset coverage requirement. The notes offered in the ADL CLO 1 Debt Securitization that mature on April 25, 2036 (collectively, the “April 2036 CLO Notes”) were issued by ADL CLO 1 pursuant to the indenture governing the April 2036 CLO Notes (the “April 2036 CLO Indenture”) and include (i) $406 of Class A Senior Notes (the “April 2036 Class A CLO Notes”); (ii) $70 of Class B Senior Notes (the “April 2036 Class B CLO Notes” and, together with the April 2036 Class A CLO Notes, the “April 2036 CLO Secured Notes”); and (iii) approximately $226 of Subordinated Notes (the “April 2036 CLO Subordinated Notes”). The Company retained all of the April 2036 CLO Subordinated Notes, as such, the April 2036 CLO Subordinated Notes are eliminated in consolidation. The following table presents information on the April 2036 CLO Notes as of December 31, 2024:

Class	Type	Principal Outstanding	Maturity Date	Interest Rate
April 2036 Class A CLO Notes	Senior Secured Floating Rate	$406	April 25, 2036	SOFR+1.80%
April 2036 Class B CLO Notes	Senior Secured Floating Rate	70	April 25, 2036	SOFR+2.20%
Total April 2036 CLO Secured Notes		476
April 2036 CLO Subordinated Notes	Subordinated	226	April 25, 2036	None
Total April 2036 CLO Notes		$702

The April 2036 CLO Secured Notes are the secured obligations of ADL CLO 1 and are backed by a diversified portfolio of first lien senior secured loans contributed by the Company to ADL CLO 1 pursuant to the terms of a contribution agreement. The April 2036 CLO Indenture contains certain conditions pursuant to which additional loans can be acquired by ADL CLO 1, in accordance with rating agency criteria or as otherwise agreed with certain institutional investors who purchased the April 2036 CLO Secured Notes. Through April 25, 2028, all principal collections received on the underlying collateral may be used by ADL CLO 1 to purchase new collateral under the direction of the Company’s investment adviser in its capacity as asset manager to ADL CLO 1 under an asset management agreement and in accordance with the Company’s investment strategy, including additional collateral that may be purchased from the Company, pursuant to the terms of a master purchase and sale agreement between the Company as seller and ADL CLO 1 as buyer.

The April 2036 CLO Indenture includes customary covenants and defaults. The Company’s investment adviser serves as asset manager to ADL CLO 1 under an asset management agreement and is entitled to receive certain management fees for providing these services under the agreement. The Company’s investment adviser has agreed to waive any management fees from ADL CLO 1.

ADL CLO 4 Debt Securitization

In November 2024, the Company, through its wholly owned, consolidated subsidiary, Ares Direct Lending CLO 4 LLC (“ADL CLO 4”), completed a $544 term debt securitization (the “ADL CLO 4 Debt Securitization”). The ADL CLO 4 Debt Securitization is also known as a collateralized loan obligation and is an on-balance sheet financing incurred by the Company, which is consolidated by the Company for financial reporting purposes and subject to its overall asset coverage requirement. The loans incurred by ADL CLO 4 in the ADL CLO 4 Debt Securitization that mature on October 24, 2036 (collectively, the “October 2036 CLO Secured Loans”) were issued by ADL CLO 4 pursuant to the indenture governing the October 2036 CLO Secured Loans (the “October 2036 CLO Indenture”) and include (i) $464 of Class A Senior Loans (the “October 2036 Class A CLO Loans”), and (ii) $80 of Class B Senior Loans (the “October 2036 Class B CLO Loans”). In addition, in connection with the ADL CLO 4 Debt Securitization, ADL CLO 4 issued approximately $260 of subordinated notes (the “October 2036 CLO Subordinated Notes”). The Company retained all of the October 2036 CLO Subordinated Notes, as such, the October 2036 CLO Subordinated Notes are eliminated in consolidation. The October 2036 CLO Secured Loans may be converted by the lender into notes issued by ADL CLO 4 and bearing the same economic terms, subject to certain conditions under the documents governing the October 2036 CLO Secured Loans and the indenture governing such notes (the “October 2036 CLO Indenture”). The following table presents information on the October 2036 CLO Secured Loans as of December 31, 2024:

Class	Type	Principal Outstanding	Maturity Date	Interest Rate
October 2036 Class A CLO Loans	Senior Secured Floating Rate	$464	October 24, 2036	SOFR+1.54%
October 2036 Class B CLO Loans	Senior Secured Floating Rate	80	October 24, 2036	SOFR+1.83%
Total October 2036 CLO Secured Loans		$544

The October 2036 CLO Secured Loans are the secured obligations of ADL CLO 4 and are backed by a diversified portfolio of first lien senior secured loans contributed by the Company to ADL CLO 4 pursuant to the terms of a contribution agreement. The documents governing the October 2036 CLO Secured Loans contain certain conditions pursuant to which additional loans can be acquired by ADL CLO 4, in accordance with rating agency criteria or as otherwise agreed with lenders who extended the October 2036 CLO Secured Loans. Through October 24, 2028, all principal collections received on the underlying collateral may be used by ADL CLO 4 to purchase new collateral under the direction of the Company’s investment adviser in its capacity as asset manager to ADL CLO 4 under an asset management agreement and in accordance with the Company’s investment strategy, including additional collateral that may be purchased from the Company, pursuant to the terms of a master purchase and sale agreement between the Company as seller and ADL CLO 4 as buyer.

The October 2036 CLO Indenture includes customary covenants and defaults. The Company’s investment adviser serves as asset manager to ADL CLO 4 under an asset management agreement and is entitled to receive certain management fees for providing these services under the agreement. The Company’s investment adviser has agreed to waive any management fees from ADL CLO 4.

The interest rate charged on the April 2036 CLO Secured Notes and October 2036 CLO Secured Loans is based on SOFR plus a blended weighted average spread of 1.71%. For the year ended December 31, 2024, the components of interest expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the April 2036 CLO Secured Notes and October 2036 CLO Secured Loans were as follows.

For the Year Ended December 31, 2024
Stated interest expense	$25
Amortization of debt issuance costs	—
Total interest expense	$25
Cash paid for interest expense	$15
Average stated interest rate	6.94%
Average outstanding balance	$352

2024 Convertible Unsecured Notes

In March 2024, the Company repaid in full the $403 in aggregate principal amount of unsecured convertible notes, which bore interest at a rate of 4.625% per year, payable semi-annually (the “2024 Convertible Notes”) upon their maturity, resulting in a realized loss on extinguishment of debt of $14. In accordance with the indenture governing the 2024 Convertible Notes, the Company settled the repayment of the 2024 Convertible Notes with a combination of cash and shares of its common stock. Approximately $393 of aggregate principal amount was settled with approximately 20 shares of the Company’s common stock and the remaining $10 of aggregate principal amount was settled with available cash.

For the years ended December 31, 2024, 2023 and 2022, the components of interest expense and cash paid for interest expense for the 2024 Convertible Notes, as well as any other convertible notes outstanding during the periods presented, were as follows.

	For the Years Ended December 31,
	2024	2023	2022
Stated interest expense	$3	$19	$20
Amortization of debt issuance costs	—	1	1
Accretion of original issue discount	—	2	2
Total interest expense	$3	$22	$23
Cash paid for interest expense	$9	$9	$26

Unsecured Notes

The Company has issued certain unsecured notes (the Company refers to each series of unsecured notes using the defined term set forth under the “Unsecured Notes” column of the table below and collectively referred all such series as the “Unsecured Notes”), that pay interest semi-annually and all principal amounts are due upon maturity. Each of the Unsecured Notes may be redeemed in whole or in part at any time at the Company’s option at a redemption price equal to par plus a “make whole” premium, if applicable, as determined pursuant to the indentures governing each of the Unsecured Notes, plus any accrued and unpaid interest. Certain key terms related to the features for the Unsecured Notes as of December 31, 2024 are listed below.

Unsecured Notes	Aggregate Principal Amount Issued	Effective Stated Interest Rate	Original Issuance Date	Maturity Date
March 2025 Notes	$600	4.250%	January 11, 2018	March 1, 2025
July 2025 Notes	$1,250	3.250%	January 15, 2020	July 15, 2025
January 2026 Notes	$1,150	3.875%	July 15, 2020	January 15, 2026
July 2026 Notes	$1,000	2.150%	January 13, 2021	July 15, 2026
January 2027 Notes(1)	$900	6.978%	August 3, 2023	January 15, 2027
June 2027 Notes	$500	2.875%	January 13, 2022	June 15, 2027
June 2028 Notes	$1,250	2.875%	June 10, 2021	June 15, 2028
March 2029 Notes(1)	$1,000	6.575%	January 23, 2024	March 1, 2029
July 2029 Notes(1)	$850	6.040%	May 13, 2024	July 15, 2029
November 2031 Notes	$700	3.200%	November 4, 2021	November 15, 2031
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

In connection with certain of the unsecured notes issued by the Company, the Company has entered into interest rate swaps to more closely align the interest rates of such liabilities with the Company’s investment portfolio, which consists primarily of floating rate loans. Under the interest rate swaps, the Company receives a fixed interest rate and pays a floating interest rate of one-month SOFR plus an applicable spread, as disclosed below. The Company designated these interest rate swaps and the associated unsecured notes as qualifying fair value hedge accounting relationships. Certain information related to the Company’s interest rate swaps as of December 31, 2024 is presented below.

Description	Hedged Item	Company Receives	Company Pays	Maturity Date	Notional Amount
Interest rate swap	January 2027 Notes	7.000%	SOFR +2.581%	January 15, 2027	$900
Interest rate swap	March 2029 Notes	5.875%	SOFR +2.023%	March 1, 2029	$1,000
Interest rate swap	July 2029 Notes	5.950%	SOFR +1.643%	July 15, 2029	$850

See Note 6 for more information on the interest rate swaps.

See Note 16 for a subsequent event relating to an additional issuance of unsecured notes.

For the years ended December 31, 2024, 2023 and 2022, the components of interest expense and cash paid for interest expense for the Unsecured Notes, as well as any other unsecured notes outstanding during the periods presented were as follows.

	For the Years Ended December 31,
	2024	2023	2022
Stated interest expense(1)	$399	$269	$269
Amortization of debt issuance costs	16	15	15
Net amortization of original issue premium/discount	(6)	(7)	(6)
Total interest expense	$409	$277	$278
Cash paid for interest expense(1)	$399	$278	$268
________________________________________

(1)Includes the impact of the interest rate swaps.

The Unsecured Notes contain certain covenants, including covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a) of the Investment Company Act, or any successor provisions, and to provide financial information to the holders of such notes under certain circumstances. These covenants are subject to important limitations and exceptions set forth in the indentures governing such notes. As of December 31, 2024, the Company was in compliance in all material respects with the terms of the respective indentures governing each of the Unsecured Notes.

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

Foreign Currency Forward Contracts

Certain information related to the Company’s foreign currency forward derivative instruments as of December 31, 2024 and 2023 is presented below.

	As of December 31, 2024
Derivative Instrument	Notional Amount		Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	CAD	240	$184	$(179)	Other Assets
Foreign currency forward contract	CAD	188	133	(131)	Other Assets
Foreign currency forward contract		€182	195	(189)	Other Assets
Foreign currency forward contract		£133	168	(166)	Other Assets
Foreign currency forward contract		€103	109	(105)	Other Assets
Foreign currency forward contract	NOK	97	96	(96)	Other Assets
Foreign currency forward contract		£74	95	(93)	Other Assets
Foreign currency forward contract	NZD	68	41	(38)	Other Assets
Foreign currency forward contract	NOK	63	6	(6)	Other Assets
Foreign currency forward contract	AUD	21	14	(14)	Other Assets
Total			$1,041	$(1,017)

	As of December 31, 2023
Derivative Instrument	Notional Amount		Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	CAD	321	$234	$(239)	Accounts payable and other liabilities
Foreign currency forward contract		€190	200	(207)	Accounts payable and other liabilities
Foreign currency forward contract		£172	209	(217)	Accounts payable and other liabilities
Foreign currency forward contract	NZD	71	41	(45)	Accounts payable and other liabilities
Foreign currency forward contract		$10	9	(9)	Accounts payable and other liabilities
Foreign currency forward contract	AUD	10	7	(7)	Accounts payable and other liabilities
Foreign currency forward contract	CAD	4	3	(3)	Accounts payable and other liabilities
Total			$703	$(727)

As of December 31, 2024 and 2023, the counterparties to each of the Company’s foreign currency forward contracts were Canadian Imperial Bank of Commerce or Royal Bank of Canada.

Net realized and unrealized gains and losses on derivative instruments not designated as a qualifying hedge accounting relationship recognized by the Company for the years ended December 31, 2024, 2023 and 2022 is in the following location in the consolidated statements of operations:

		For the Years Ended December 31,
Derivative Instrument	Statement Location	2024	2023	2022
Foreign currency forward contract	Net realized gains (losses) from foreign currency and other transactions	$(1)	$(13)	$62
Foreign currency forward contract	Net unrealized gains (losses) from foreign currency and other transactions	$51	$(5)	$(9)

Interest Rate Swaps

In connection with certain of the unsecured notes issued by the Company, the Company has entered into interest rate swaps to more closely align the interest rates of such liabilities with the Company’s investment portfolio, which consists primarily of floating rate loans. Under the interest rate swaps, the Company receives a fixed interest rate and pays a floating interest rate of one-month SOFR plus an applicable spread, as disclosed below. The Company designated these interest rate swaps and the associated unsecured notes as qualifying fair value hedge accounting relationships. As of December 31, 2024 and 2023, the counterparty to all of the Company’s interest rate swaps was Wells Fargo Bank, N.A. Certain information related to the Company’s interest rate swaps as of December 31, 2024 is presented below.

Description	Hedged Item	Company Receives	Company Pays	Maturity Date	Notional Amount
Interest rate swap	January 2027 Notes	7.000%	SOFR +2.581%	January 15, 2027	$900
Interest rate swap	March 2029 Notes	5.875%	SOFR +2.023%	March 1, 2029	$1,000
Interest rate swap	July 2029 Notes	5.950%	SOFR +1.643%	July 15, 2029	$850

See Note 5 for more information on the January 2027 Notes, the March 2029 Notes and the July 2029 Notes. See Note 16 for a subsequent event relating to an additional interest rate swap in connection with an additional issuance of unsecured notes.

As a result of the Company’s designation of the interest rate swaps as hedging instruments in qualifying fair value hedge accounting relationships, the Company is required to fair value the hedging instruments and the related hedged items, with the changes in the fair value of each being recorded in interest expense. The net loss related to the fair value hedges was approximately $0 for the year ended December 31, 2024, which is included in “interest and credit facility fees” in the Company’s consolidated statement of operations. The net gain related to the fair value hedge was approximately $0 for the year ended December 31, 2023, which is included in “interest and credit facility fees” in the Company’s consolidated statement of operations. The balance sheet impact of fair valuing the interest rate swaps as of December 31, 2024 and 2023 is presented below:

	As of December 31, 2024
Derivative Instrument	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Amounts
Interest rate swap(1)	$900	January 15, 2027	$4	$—	Other assets
Interest rate swap(2)	$1,000	March 1, 2029	—	(9)	Accounts payable and other liabilities
Interest rate swap(3)	$850	July 15, 2029	7	—	Other assets
Total			$11	$(9)
________________________________________

(1)The asset related to the fair value of the interest rate swaps was offset by a $4 increase to the carrying value of the January 2027 Notes.

(2)The liability related to the fair value of the interest rate swap was offset by a $9 decrease to the carrying value of the March 2029 Notes.

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

7. COMMITMENTS AND CONTINGENCIES

Investment Commitments

The Company has various commitments to fund investments in its portfolio as described below. As of December 31, 2024 and 2023, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to fund which are at (or substantially at) the Company’s discretion:

	As of December 31,
	2024	2023
Total revolving loan commitments	$2,254	$1,814
Less: funded commitments	(529)	(482)
Less: unavailable revolving loan commitments due to borrowing base or other covenant restrictions	(1)	—
Total net unfunded revolving loan commitments	1,724	1,332

Total delayed draw loan commitments	2,193	952
Less: unavailable delayed draw loan commitments due to borrowing base or other covenant restrictions	(22)	(13)
Total net unfunded delayed draw loan commitments	2,171	939
Total net unfunded revolving and delayed draw loan commitments	$3,895	$2,271

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

Also included within the total revolving loan commitments as of December 31, 2024 were commitments to issue up to $515 in letters of credit through a financial intermediary on behalf of certain portfolio companies. As of December 31, 2024, the Company had $56 in letters of credit issued and outstanding under these commitments on behalf of the portfolio companies. For all these letters of credit issued and outstanding, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. Of these letters of credit, $54 expire in 2025 and $2 expire in 2026.

The Company also has commitments to co-invest in the SDLP for the Company’s portion of the SDLP’s commitments to fund delayed draw loans to certain portfolio companies of the SDLP. See Note 4 for more information.

As of December 31, 2024 and 2023, the Company was party to agreements to fund equity investment commitments as follows:

	As of December 31,
	2024	2023
Total equity commitments	$191	$169
Less: funded equity commitments	(88)	(64)
Total unfunded equity commitments	103	105
Less: equity commitments substantially at discretion of the Company	(43)	(43)
Total net unfunded equity commitments	$60	$62

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

In addition to using the above inputs in investment valuations, the Valuation Designee continues to employ its net asset valuation policy and procedures that have been reviewed by the Company’s board of directors in connection with their designation of the Company’s investment adviser as the valuation designee and are consistent with the provisions of Rule 2a-5 under the Investment Company Act and ASC 820-10 (see Note 2 for more information). Consistent with its valuation policy and procedures, the Valuation Designee evaluates the source of inputs, including any markets in which the Company’s investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. Because there is not a readily available market value for most of the investments in the Company’s portfolio, the fair value of the investments must typically be determined using unobservable inputs.

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

The following table presents fair value measurements of cash and cash equivalents, restricted cash, investments, unfunded revolving and delayed draw loan commitments and derivatives as of December 31, 2024:

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$635	$635	$—	$—
Restricted cash	$225	$225	$—	$—
Investments not measured at net asset value	$26,711	$33	$587	$26,091
Investments measured at net asset value(1)	9
Total investments	$26,720
Unfunded revolving and delayed draw loan commitments(2)	$(29)	$—	$—	$(29)
Derivatives:
Foreign currency forward contracts	$24	$—	$24	$—
Interest rate swaps	$2	$—	$2	$—
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

The following table presents fair value measurements of cash and cash equivalents, restricted cash, investments, unfunded revolving and delayed draw loan commitments and derivatives as of December 31, 2023:

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

The following tables summarize the significant unobservable inputs the Valuation Designee used to value the majority of the Company’s investments categorized within Level 3 as of December 31, 2024 and 2023. The tables are not intended to be all-inclusive, but instead to capture the significant unobservable inputs relevant to the Valuation Designee’s determination of fair values.

	As of December 31, 2024
			Unobservable Input
Asset Category	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average(1)
First lien senior secured loans	$14,722	Yield analysis	Market yield	3.8% - 22.9%	10.4%
Second lien senior secured loans	1,724	Yield analysis	Market yield	9.6% - 23.2%	14.2%
Subordinated certificates of the SDLP	1,192	Discounted cash flow analysis	Discount rate	10.0% - 13.0%	12.0%
Senior subordinated loans	1,343	Yield analysis	Market yield	8.4% - 21.9%	12.8%
Preferred equity	2,649	Yield analysis	Market yield	7.0% - 19.0%	13.3%
		EV market multiple analysis	EBITDA multiple	2.6x - 25.1x	15.4x
Ivy Hill Asset Management, L.P.(2)	1,915	Discounted cash flow analysis	Discount rate	9.9% - 19.0%	11.4%
Other equity	2,546	EV market multiple analysis	EBITDA multiple	5.6x - 49.7x	18.1x
Total investments	$26,091
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

The following tables present changes in investments that use Level 3 inputs as of and for the year ended December 31, 2024:

As of and For the Year Ended December 31, 2024
Balance as of December 31, 2023	$22,084
Net realized losses	(64)
Net unrealized gains	139
Purchases	12,716
Sales	(2,650)
Repayments	(6,543)
PIK interest and dividends	461
Net accretion of discount on investments	9
Net transfers in and/or out of Level 3	(61)
Balance as of December 31, 2024	$26,091

Investments were transferred into and out of Level 3 during the year ended December 31, 2024. Transfers into and out of Level 3 were generally as a result of changes in the observability of significant inputs or available market data for certain portfolio companies.

As of December 31, 2024, the net unrealized appreciation on the investments that use Level 3 inputs was $369.

For the year ended December 31, 2024, the total amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to the Company’s Level 3 assets still held as of December 31, 2024, and reported within the net unrealized gains (losses) on investments, foreign currency and other transactions in the Company’s consolidated statement of operations was $111.

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

The following are the carrying and fair values of the Company’s debt obligations as of December 31, 2024 and 2023. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available.

	As of December 31,
	2024			2023
	Carrying Value(1)		Fair Value(6)	Carrying Value(1)		Fair Value(6)
Revolving Credit Facility	$1,113		$1,113	$1,413		$1,413
Revolving Funding Facility	1,065		1,065	863		863
SMBC Funding Facility	502		502	401		401
BNP Funding Facility	889		889	575		575
April 2036 CLO Notes (principal amount outstanding of $476 and $0, respectively)(2)	473	(3)	476	—		—
October 2036 CLO Secured Loans (principal amount outstanding of $544 and $0, respectively)(2)	541	(3)	544	—		—
2024 Convertible Notes (principal amount outstanding of $0 and $403, respectively)	—		—	402	(3)	417
June 2024 Notes (principal amount outstanding of $0 and $900, respectively)	—		—	899	(3)	893
March 2025 Notes (principal amount outstanding of $600)	600	(3)	599	599	(3)	587
July 2025 Notes (principal amount outstanding of $1,250)	1,252	(3)	1,238	1,255	(3)	1,198
January 2026 Notes (principal amount outstanding of $1,150)	1,148	(3)	1,137	1,146	(3)	1,107
July 2026 Notes (principal amount outstanding of $1,000)	996	(3)	957	993	(3)	913
January 2027 Notes (principal amount outstanding of $900)	891	(3)(4)	933	905	(3)(4)	927
June 2027 Notes (principal amount outstanding of $500)	497	(3)	475	495	(3)	458
June 2028 Notes (principal amount outstanding of $1,250)	1,248	(3)	1,151	1,247	(3)	1,109
March 2029 Notes (principal amount outstanding of $1,000 and $0, respectively)	985	(3)(4)	1,010	—		—
July 2029 Notes (principal amount outstanding of $850 and $0, respectively)	835	(3)(4)	861	—		—
November 2031 Notes (principal amount outstanding of $700)	692	(3)	602	691	(3)	586
Total	$13,727	(5)	$13,552	$11,884	(5)	$11,447
________________________________________

(1)The Revolving Credit Facility, the Revolving Funding Facility, the SMBC Funding Facility and the BNP Funding Facility carrying values are the same as the principal amounts outstanding.

(2)Excludes the April 2036 CLO Subordinated Notes and October 2036 CLO Subordinated Notes, which were retained by the Company and, as such, eliminated in consolidation. See Note 5 for more information on the Debt Securitizations.

(3)Represents the aggregate principal amount outstanding, less unamortized debt issuance costs and the net unaccreted/amortized discount or premium recorded upon issuance.

(4)The carrying value of the January 2027 Notes, the March 2029 Notes and the July 2029 Notes as of December 31, 2024 includes adjustments as a result of effective hedge accounting relationships. The carrying value of the January 2027 Notes as of December 31, 2023 includes an adjustment as a result of an effective hedge accounting relationship. See Notes 5 and 6 for more information.

(5)Total principal amount of debt outstanding totaled $13,789 and $11,905 as of December 31, 2024 and 2023, respectively.

(6)The fair value of these debt obligations would be categorized as Level 2 under ASC 820-10.

9. STOCKHOLDERS’ EQUITY

The Company may from time to time issue and sell shares of its common stock through public or “at the market” offerings. During the year ended December 31, 2024, the Company issued and sold the following shares of common stock:

Issuances of Common Stock	Number of Shares Issued	Gross Proceeds	Underwriting Fees/Offering Expenses	Net Proceeds	Average Offering Price Per Share(1)
“At the market” offerings	65.2	$1,376.4	$13.7	$1,362.7	$21.12
Total	65.2	$1,376.4	$13.7	$1,362.7
________________________________________

(1)    Represents the gross offering price per share before deducting underwriting discounts and commissions and offering expenses.

During the year ended December 31, 2023, the Company issued and sold the following shares of common stock:

Issuances of Common Stock	Number of Shares Issued	Gross Proceeds	Underwriting Fees/Offering Expenses	Net Proceeds	Average Offering Price Per Share(1)
Public offerings	12.1	$236.8	$13.4	$223.4	$19.61	(2)
“At the market” offerings	48.4	941.6	10.7	930.9	$19.44
Total	60.5	$1,178.4	$24.1	$1,154.3
________________________________________

(1)    Represents the gross offering price per share before deducting underwriting discounts and commissions and offering expenses.

(2)    12.1 of the shares were sold to the underwriters for a price of $18.53 per share, which the underwriters were then permitted to sell at variable prices to the public.

During the year ended December 31, 2022, the Company issued and sold the following shares of common stock:

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

“At the Market” Offerings

The Company is party to equity distribution agreements with several banks (the “Equity Distribution Agreements”). The Equity Distribution Agreements provide that the Company may from time to time issue and sell, by means of “at the market” offerings, up to $1,000 of its common stock. Subject to the terms and conditions of the Equity Distribution Agreements, sales of common stock, if any, may be made in transactions that are deemed to be “at the market” offerings as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. Under the Equity Distribution Agreements, common stock with an aggregate offering amount of $162 remained available for issuance as of December 31, 2024.

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

Stock Repurchase Program

The Company is authorized under its stock repurchase program to purchase up to $1,000 in the aggregate of its outstanding common stock in the open market at certain thresholds below its net asset value per share, in accordance with the guidelines specified in Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The timing, manner, price and amount of any share repurchases will be determined by the Company, in its sole discretion, based upon an evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors. The stock repurchase program does not require the Company to repurchase any specific number of shares of common stock or any shares of common stock at all. Consequently, the Company cannot assure stockholders that any specific number of shares of common stock, if any, will be repurchased under the stock repurchase program. As of December 31, 2024, the expiration date of the stock repurchase program was February 15, 2025. The program may be suspended, extended, modified or discontinued at any time. As of December 31, 2024, there was $1,000 available for repurchases under the stock repurchase program.

During the years ended December 31, 2024, 2023 and 2022, the Company did not repurchase any shares of the Company’s common stock under the stock repurchase program.

See Note 16 for a subsequent event relating to the Company’s stock repurchase program.

10. EARNINGS PER SHARE

The following information sets forth the computations of basic and diluted net increase in stockholders’ equity resulting from operations per share for the years ended December 31, 2024, 2023 and 2022:

	For the Years Ended December 31,
	2024	2023	2022
Net increase in stockholders’ equity resulting from operations—basic	$1,522	$1,522	$600
Adjustment for interest expense on 2024 Convertible Notes(1)	—	17	17
Net increase in stockholders’ equity resulting from operations—diluted	$1,522	$1,539	$617

Weighted average shares of common stock outstanding—basic	624	554	498
Assumed conversion of 2024 Convertible Notes(2)	—	21	20
Weighted average shares of common stock outstanding—diluted	624	575	518
Net increase in stockholders’ equity resulting from operations per share—basic	$2.44	$2.75	$1.21
Net increase in stockholders’ equity resulting from operations per share—diluted	$2.44	$2.68	$1.19
________________________________________

(1)    Includes the impact of the income based fee.

(2)    In March 2024, in connection with the repayment of the 2024 Convertible Notes, the Company issued approximately 20 shares of common stock. See Note 5 for more information relating to the repayment of the 2024 Convertible Notes.

For the purpose of calculating diluted net increase in stockholders’ equity resulting from operations per share for the years ended December 31, 2023 and 2022, the Company utilized the if-converted method which assumed full share settlement for the aggregate value of the then outstanding 2024 Convertible Notes.

11. INCOME AND EXCISE TAXES

For U.S. federal income tax purposes, amounts distributed to the Company’s stockholders as dividends are reported as ordinary income, capital gains, or a combination thereof. Dividends paid per common share for the years ended December 31, 2024, 2023 and 2022 were taxable as follows (unaudited):

	For the Years Ended December 31,
	2024	2023	2022
Ordinary income(1)	$1.92	$1.92	$1.80
Capital gains	—	—	0.07
Total(2)	$1.92	$1.92	$1.87
_______________________________________________________________________________

(1)For the years ended December 31, 2024, 2023 and 2022, ordinary income included dividend income of approximately $0.3137, $0.0296 and $0.0582 per share, respectively, that qualified to be taxed at the maximum capital gains rate and, in the case of certain eligible corporate stockholders, dividends that were eligible for the dividends received deduction.

(2)For the years ended December 31, 2024, 2023 and 2022, the percentage of total dividends paid that constituted interest-related dividends were 88.6%, 80.5% and 76.6%, respectively.

The following reconciles net increase in stockholders’ equity resulting from operations to taxable income for the years ended December 31, 2024, 2023 and 2022:

	For the Years Ended December 31,
	2024	2023	2022
	(Estimated)(1)
Net increase in stockholders’ equity resulting from operations	$1,522	$1,522	$600
Adjustments:
Net realized (losses) gains on investments, foreign currency and other transactions	(136)	(440)	525
Income not currently taxable(2)	(203)	(157)	(232)
Income for tax but not book	233	60	90
Expenses not currently deductible	76	21	56
Realized gain/loss differences(3)	17	60	(101)
Taxable income	$1,509	$1,066	$938
_______________________________________________________________________________

(1)The calculation of estimated 2024 U.S. federal taxable income is based on certain estimated amounts, including information received from third parties and, as a result, actual 2024 U.S. federal taxable income will not be finally determined until the Company’s 2024 U.S. federal tax return is filed in 2025 (and, therefore, such estimate is subject to change).

(2)Includes a reduction for dividend income from preferred equity that is not taxable until collected totaling $257, $198 and $175, respectively, net of dividend income collected of $33, $11 and $71, respectively, for the years ended December 31, 2024, 2023 and 2022, respectively.

(3)Certain realized gain/loss differences are the result of the realization of certain tax only capital losses on the investments and liabilities acquired in the acquisition of Allied Capital Corporation in April 2010 (the “Allied Acquisition”). Because the Allied Acquisition was a “tax-free” reorganization under the Code, realized losses for tax purposes can differ from GAAP. Note that unlike the Allied Acquisition, the acquisition of American Capital, Ltd. in January 2017 was treated as a taxable purchase of the American Capital assets for purposes of the Company’s taxable income calculations; therefore, realized gains or losses for tax purposes are generally consistent with realized gains or losses under GAAP.

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

Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. As of December 31, 2024, the Company estimates that it will have a capital loss carryforward of approximately $242 available for use in later tax years. While the Company’s ability to utilize losses in the future depends on a variety of factors that cannot be known in advance, approximately $92 of the capital loss carryforwards will be subject to limitations under Section 382 of the Code. The unused balance will be carried forward and utilized as gains are realized, subject to such limitations.

For the year ended December 31, 2024, the Company estimated U.S. federal taxable income exceeded its distributions made from such taxable income during the year; consequently, the Company has elected to carry forward the excess for distribution to stockholders in 2025. The amount carried forward to 2025 is estimated to be approximately $922, substantially all of which is expected to be ordinary income, although these amounts will not be finalized until the 2024 tax returns are filed in 2025. For the years ended December 31, 2023 and 2022, the Company had taxable income in excess of the distributions made from such taxable income during the year, and therefore, the Company elected to carry forward the excess for distribution to stockholders in 2024 and 2023, respectively. The amounts carried forward to 2024 and 2023 were $631 and $646, respectively. To the extent that the Company determines that its estimated current year annual taxable income will exceed its estimated current year dividends from such taxable income, the Company accrues excise tax on estimated excess taxable income. For the years ended December 31, 2024, 2023 and 2022, a net expense of $35, $23 and $30, respectively, was recorded for U.S. federal excise tax. The net expense for the years ended December 31, 2024 and 2023 each included a reduction in expense related to an expected refund request arising from the overpayment of the prior year’s excise tax of $1 and $2, respectively.

As of December 31, 2024, the estimated cost basis of investments for U.S. federal tax purposes was $26.5 billion resulting in estimated gross unrealized gains and losses of $1.7 billion and $1.5 billion, respectively. As of December 31, 2023, the estimated cost basis of investments for U.S. federal tax purposes was $22.5 billion resulting in estimated gross unrealized gains and losses of $1.3 billion and $1.7 billion, respectively. As of December 31, 2024, the cost of investments for U.S. federal tax purposes was less than the amortized cost of investments for book purposes of $26.4 billion. As of December 31, 2023, the cost of investments for U.S. federal tax purposes was less than the amortized cost of investments for book purposes of $22.7 billion.

The Company may adjust the classification of stockholders’ equity as a result of permanent book-to-tax differences, which may include merger-related items, differences in the book and tax basis of certain assets and liabilities, and nondeductible federal taxes (including excise taxes), among other items. These adjustments are reclassifications among the individual components of stockholders’ equity and have no effect on total stockholders’ equity. For the year ended December 31, 2024, the Company decreased capital in excess of par value by $87 and increased accumulated undistributed/ (overdistributed) earnings by $87 in the consolidated statement of stockholders’ equity. After adjusting for these reclassifications, the capital in excess of par value, accumulated undistributed net investment income, accumulated net realized losses and accumulated net unrealized gains were $12,502, $921, $(316) and $247, respectively. The adjustments made for the year ended December 31, 2024 are based on certain estimated amounts and assumptions and, as a result, such adjustments are subject to change until the Company’s 2024 U.S. federal tax return is filed in 2025. For the year ended December 31, 2023, the Company decreased capital in excess of par value by $20 and increased accumulated undistributed/(overdistributed) earnings by $20 in the consolidated statement of stockholders’ equity. After adjusting for these reclassifications, the capital in excess of par value, accumulated undistributed net investment income, accumulated net realized losses and accumulated net unrealized gains were $10,738, $659, $(256) and $59, respectively.

Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes. For the years ended December 31, 2024, 2023 and 2022, the Company recorded a net tax expense (benefit) of approximately $38, $(3) and $25, respectively, for these subsidiaries.

12. DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared and payable during the years ended December 31, 2024, 2023 and 2022:

Date declared	Record date	Payment date	Per share amount		Total amount
October 30, 2024	December 13, 2024	December 30, 2024	$0.48		$320
July 30, 2024	September 13, 2024	September 30, 2024	0.48		308
May 1, 2024	June 14, 2024	June 28, 2024	0.48		300
February 7, 2024	March 15, 2024	March 29, 2024	0.48		291
Total dividends declared and payable for the year ended December 31, 2024			$1.92		$1,219

October 24, 2023	December 15, 2023	December 28, 2023	$0.48		$280
July 25, 2023	September 15, 2023	September 29, 2023	0.48		271
April 25, 2023	June 15, 2023	June 30, 2023	0.48		266
February 7, 2023	March 15, 2023	March 31, 2023	0.48		261
Total dividends declared and payable for the year ended December 31, 2023			$1.92		$1,078

October 25, 2022	December 15, 2022	December 29, 2022	$0.48		$249
February 9, 2022	December 15, 2022	December 29, 2022	0.03	(1)	15
July 26, 2022	September 15, 2022	September 30, 2022	0.43		219
February 9, 2022	September 15, 2022	September 30, 2022	0.03	(1)	15
April 26, 2022	June 15, 2022	June 30, 2022	0.42		208
February 9, 2022	June 15, 2022	June 30, 2022	0.03	(1)	15
February 9, 2022	March 15, 2022	March 31, 2022	0.42		205
February 9, 2022	March 15, 2022	March 31, 2022	0.03	(1)	15
Total dividends declared and payable for the year ended December 31, 2022			$1.87		$941
___________________________________________________________________________
(1)Represents an additional dividend.

The Company has a dividend reinvestment plan, whereby the Company may buy shares of its common stock in the open market or issue new shares in order to satisfy dividend reinvestment requests. When the Company issues new shares in connection with the dividend reinvestment plan, the issue price is equal to the closing price of its common stock on the dividend payment date. Dividend reinvestment plan activity for the years ended December 31, 2024, 2023 and 2022, was as follows:

	For the Years Ended December 31,
	2024	2023		2022
Shares issued	3.8	2.5		1.5
Average issue price per share	$21.09	$19.48		$19.58
Shares purchased by plan agent to satisfy dividends declared and payable during the period for stockholders	—	0.8	(1)	1.6	(2)
Average purchase price per share	$—	$18.35		$17.85
___________________________________________________________________________
(1)Shares were purchased in April 2023.

(2)Shares were purchased in July 2022 and October 2022.

13. RELATED PARTY TRANSACTIONS

In accordance with the investment advisory and management agreement, the Company bears all costs and expenses of the operation of the Company and reimburses its investment adviser or its affiliates for certain of such costs and expenses paid for by the investment adviser or its affiliates on behalf of the Company. For the years ended December 31, 2024, 2023 and 2022, the Company’s investment adviser or its affiliates incurred and the Company reimbursed such expenses totaling $10, $9 and $5, respectively.

The Company has entered into agreements with Ares Management LLC and IHAM, pursuant to which Ares Management LLC and IHAM are entitled to use the Company’s proprietary portfolio management software. For the years ended December 31, 2024, 2023 and 2022, amounts payable to the Company under these agreements totaled $0, $0 and $0, respectively.

In November 2022, the Company completed a public underwritten equity offering. In connection with this offering, Ares Capital Management LLC paid the underwriters approximately $2, or $0.24 per share. This payment is not subject to reimbursement by the Company.

See Notes 3, 4 and 5 for descriptions of other related party transactions.

14. FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights as of and for the years ended December 31, 2024, 2023, 2022, 2021, 2020, 2019, 2018, 2017, 2016 and 2015:

	As of and For the Years Ended December 31,
Per Share Data:	2024	2023	2022	2021	2020
Net asset value at beginning of period(1)	$19.24	$18.40	$18.96	$16.97	$17.32
Issuances of common stock	0.12	0.01	0.10	0.11	—
Conversion of 2024 Convertible Notes	0.01	—	—	—	—
Repurchases of common stock	—	—	—	—	0.11
Net investment income for period(2)	2.25	2.28	2.19	1.66	1.87
Net realized and unrealized gains (losses) for period(2)	0.19	0.47	(0.98)	1.84	(0.73)
Net increase in stockholders' equity resulting from operations	2.57	2.76	1.31	3.61	1.25
Total distributions to stockholders	(1.92)	(1.92)	(1.87)	(1.62)	(1.60)
Net asset value at end of period(1)	$19.89	$19.24	$18.40	$18.96	$16.97
Per share market value at end of period	$21.89	$20.03	$18.47	$21.19	$16.89
Total return based on market value(3)	19.80%	19.94%	(3.83)%	36.18%	(0.86)%
Total return based on net asset value(4)	13.83%	15.65%	7.13%	21.97%	5.20%
Shares outstanding at end of period	672	582	519	468	423
Ratio/Supplemental Data:
Net assets at end of period	$13,355	$11,201	$9,555	$8,868	$7,176
Ratio of operating expenses to average net assets(5)(6)	12.26%	12.78%	10.19%	13.05%	10.27%
Ratio of net investment income to average net assets(5)(7)	11.10%	12.10%	11.73%	9.19%	11.39%
Portfolio turnover rate(5)	39%	26%	37%	60%	40%

	As of and For the Years Ended December 31,
Per Share Data:	2019	2018	2017	2016	2015
Net asset value at beginning of period(1)	$17.12	$16.65	$16.45	$16.46	$16.82
Issuances of common stock	0.02	—	(0.01)	—	0.01
Repurchases of common stock	—	—	—	—	(0.01)
Deemed contribution from Ares Capital Management	—	—	0.13	—	—
Issuances of convertible notes	—	—	0.04	—	—
Net investment income for period(2)	1.90	1.63	1.20	1.57	1.62
Net realized and unrealized gains (losses) for period(2)	(0.04)	0.38	0.36	(0.06)	(0.41)
Net increase in stockholders' equity resulting from operations	1.88	2.01	1.72	1.51	1.21
Total distributions to stockholders	(1.68)	(1.54)	(1.52)	(1.52)	(1.57)
Net asset value at end of period(1)	$17.32	$17.12	$16.65	$16.45	$16.46
Per share market value at end of period	$18.65	$15.58	$15.72	$16.49	$14.25
Total return based on market value(3)	30.49%	8.91%	4.55%	26.39%	1.35%
Total return based on net asset value(4)	12.14%	12.10%	10.53%	9.15%	7.16%
Shares outstanding at end of period	431	426	426	314	314
Ratio/Supplemental Data:
Net assets at end of period	$7,467	$7,300	$7,098	$5,165	$5,173
Ratio of operating expenses to average net assets(5)(6)	9.92%	8.63%	9.45%	9.59%	9.51%
Ratio of net investment income to average net assets(5)(7)	11.01%	9.60%	7.65%	9.58%	9.75%
Portfolio turnover rate(5)	38%	54%	51%	39%	42%
_________________________________________________________________________________

(1)The net assets used equals the total stockholders’ equity on the consolidated balance sheet.

(2)Weighted average basic per share data.

(3)Includes additional dividend of (a) $0.12 per share for the year ended December 31, 2022, (b) $0.08 per share for the year ended December 31, 2019 and (c) $0.05 per share for the year ended December 31, 2015

(4)For the year ended December 31, 2024, the total return based on market value equaled the increase of the ending market value at December 31, 2024 of $21.89 per share from the ending market value at December 31, 2023 of $20.03 per share plus the declared and payable dividends of $1.92 per share for the year ended December 31, 2024, divided by the market value at December 31, 2023. For the year ended December 31, 2023, the total return based on market value equaled the increase of the ending market value at December 31, 2023 of $20.03 per share from the ending market value at December 31, 2022 of $18.47 per share plus the declared and payable dividends of $1.92 per share for the year ended December 31, 2023, divided by the market value at December 31, 2022. For the year ended December 31, 2022, the total return based on market value equaled the decrease of the ending market value at December 31, 2022 of $18.47 per share from the ending market value at December 31, 2021 of $21.19 per share plus the declared and payable dividends of $1.87 per share for the year ended December 31, 2022, divided by the market value at December 31, 2021. For the year ended December 31, 2021, the total return based on market value equaled the increase of the ending market value at December 31, 2021 of $21.19 per share from the ending market value at December 31, 2020 of $16.89 per share plus the declared and payable dividends of $1.62 per share for the year ended December 31, 2021, divided by the market value at December 31, 2020. For the year ended December 31, 2020, the total return based on market value equaled the decrease of the ending market value at December 31, 2020 of $16.89 per share from the ending market value at December 31, 2019 of $18.65 per share plus the declared and payable dividends of $1.60 per share for the year ended December 31, 2020, divided by the market value at December 31, 2019. For the year ended December 31, 2019, the total return based on market value equaled the increase of the ending market value at December 31, 2019 of $18.65 per share from the ending market value at December 31, 2018 of $15.58 per share plus the declared and payable dividends of $1.68 per share for the year ended December 31, 2019, divided by the market value at December 31, 2018. For the year ended December 31, 2018, the total return based on market value equaled the decrease of the ending market value at December 31, 2018 of $15.58 per share from the ending market value at December 31, 2017 of $15.72 per share plus the declared and payable dividends of $1.54 per share for the year ended December 31, 2018, divided by the market value at December 31, 2017. For the year ended December 31, 2017, the total return based on market value equaled the decrease of the ending market value at December 31, 2017 of $15.72 per share from the ending market value at December 31, 2016 of $16.49 per share plus the declared and payable dividends of $1.52 per share for the year ended December 31, 2017, divided by the market value at December 31, 2016. For the year ended December 31, 2016, the total return based on market value equaled the increase of the ending market value at December 31, 2016 of $16.49 per share from the ending market value at December 31, 2015 of $14.25 per share plus the declared and payable dividends of $1.52 per share for the year ended December 31, 2016, divided by the market value at December 31, 2015. For the year ended December 31, 2015, the total return based on market value equaled the decrease of the ending market value at December 31, 2015 of $14.25 per share from the ending market value at December 31, 2014 of $15.61 per share plus the declared and payable dividends of $1.57 per share for the year ended December 31, 2015, divided by the market value at December 31, 2014. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(5)For the year ended December 31, 2024, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.92 per share for the year ended December 31, 2024, divided by the beginning net asset value for the period. For the year ended December 31, 2023, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.92 per share for the year ended December 31, 2023, divided by the beginning net asset value for the period. For the year ended December 31, 2022, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.87 per share for the year ended December 31, 2022, divided by the beginning net asset value for the period. For the year ended December 31, 2021, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.62 per share for the year ended December 31, 2021, divided by the beginning net asset value for the period. For the year ended December 31, 2020, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.60 per share for the year ended December 31, 2020, divided by the beginning net asset value for the period. For the year ended December 31, 2019, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.68 per share for the year ended December 31, 2019, divided by the beginning net asset value for the period. For the year ended December 31, 2018, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.54 per share for the year ended December 31, 2018, divided by the beginning net asset value for the period. For the year ended December 31, 2017, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.52 per share for the year ended December 31, 2017, divided by the beginning net asset value for the period. These calculations are adjusted for shares issued in connection with the dividend reinvestment plan, the issuance of common stock in connection with any equity offerings and the equity components of any convertible notes issued during the period. For the year ended December 31, 2016, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.52 per share for the year ended December 31, 2016, divided by the beginning net asset value for the period. For the year ended December 31, 2015, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.57 per share for the year ended December 31, 2015, divided by the beginning net asset value for the period. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(6)The ratios reflect an annualized amount.

(7)For the years ended December 31, 2024, 2023 and 2022, 2021, 2020, 2019, 2018, 2017, 2016, 2015, the ratio of operating expenses to average net assets consisted of the following:

	For the Years Ended December 31,
	2024	2023	2022	2021	2020
Base management fee	3.03%	3.11%	3.27%	3.14%	3.10%
Income based fee and capital gains incentive fee, net of the fee waiver	3.08%	3.66%	1.61%	4.80%	1.80%
Income based fee and capital gains incentive fee, excluding the fee waiver	3.08%	3.66%	1.61%	4.80%	1.80%
Interest and credit facility fees	5.79%	5.60%	4.89%	4.61%	4.54%
Other operating expenses	0.36%	0.41%	0.42%	0.50%	0.83%

	For the Years Ended December 31,
	2019	2018	2017	2016	2015
Base management fee	2.78%	2.49%	2.57%	2.64%	2.55%
Income based fee and capital gains incentive fee, net of the fee waiver	2.23%	2.24%	2.18%	2.29%	2.31%
Income based fee and capital gains incentive fee, excluding the fee waiver	2.64%	2.79%	2.32%	2.29%	2.31%
Interest and credit facility fees	3.94%	3.33%	3.37%	3.58%	4.32%
Other operating expenses	0.97%	0.57%	1.33%	1.08%	0.33%

(8)The ratio of net investment income to average net assets excludes income taxes related to realized gains and losses.

15. SEGMENT REPORTING

The Company operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through debt and equity investments. The CODM is comprised of the Company’s chief executive officer, co-presidents, chief financial officer and chief operating officer and the CODM assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase in stockholders’ equity resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Company’s stockholders. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheet as “total assets” and the significant segment expenses are listed on the accompanying consolidated statement of operations.

16. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2024, except as discussed below.

In January 2025, the Company issued $1,000 in aggregate principal amount of unsecured notes that mature on March 8, 2032 and bear interest at a rate of 5.800% per annum (the “March 2032 Notes”). The March 2032 Notes pay interest semi-annually and all principal is due upon maturity. The March 2032 Notes may be redeemed in whole or in part at any time at the Company’s option at a redemption price equal to par plus a “make whole” premium, if applicable, as determined pursuant to the indenture governing the March 2032 Notes, and any accrued and unpaid interest. The March 2032 Notes were issued at a discount to the principal amount. In connection with the March 2032 Notes, the Company entered into a forward-starting interest rate swap for a total notional amount of $1,000 that matures on March 8, 2032 with an effective date of January 8, 2026. Under the forward-starting interest rate swap, the Company receives a fixed interest rate of 5.800% and pays a floating interest rate of one-month SOFR plus 1.6995%.

In February 2025, the Company’s board of directors authorized an amendment to the Company’s existing stock repurchase program to extend the expiration date of the program from February 15, 2025 to February 15, 2026. Under the program, the Company may repurchase up to $1,000 in the aggregate of its outstanding common stock in the open market at a price per share that meets certain thresholds below its net asset value per share, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act. The timing, manner, price and amount of any share repurchases will be determined by the

Company, in its discretion, based upon the evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARES CAPITAL CORPORATION

By:	/s/ R. KIPP DEVEER
R. Kipp deVeer Chief Executive Officer and Director
Date: February 5, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ R. KIPP DEVEER
R. Kipp deVeer Chief Executive Officer (principal executive officer) and Director
Date: February 5, 2025

By:	/s/ SCOTT C. LEM
Scott C. Lem Chief Financial Officer (principal financial officer)
Date: February 5, 2025

By:	/s/ PAUL CHO
Paul Cho Chief Accounting Officer (principal accounting officer)
Date: February 5, 2025

By:	/s/ MICHAEL J AROUGHETI
Michael J Arougheti Director
Date: February 5, 2025

By:	/s/ ANN TORRE BATES
Ann Torre Bates Director
Date: February 5, 2025

By:	/s/ MITCHELL GOLDSTEIN
Mitchell Goldstein Director
Date: February 5, 2025

By:	/s/ MARY BETH HENSON
Mary Beth Henson Director
Date: February 5, 2025

By:	/s/ DANIEL KELLY, JR.
Daniel Kelly, Jr. Director
Date: February 5, 2025

By:	/s/ STEVEN B. MCKEEVER
Steven B. McKeever Director
Date: February 5, 2025

By:	/s/ MICHAEL PARKS
Michael Parks Director
Date: February 5, 2025

By:	/s/ ERIC B. SIEGEL
Eric B. Siegel Director
Date: February 5, 2025

By:	/s/ MICHAEL SMITH
Michael Smith Director
Date: February 5, 2025