Form 10-K
period 2025-12-31
ARES CAPITAL CORP
filed 2026-02-04
CIK 1287750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2025, based on the closing price on that date of $21.96 on The NASDAQ Global Select Market, was approximately $15,415,428,367. As of January 29, 2026, there were 718,022,845 shares of the registrant’s common stock outstanding.

Portions of the registrant’s Proxy Statement for its 2026 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

ARES CAPITAL CORPORATION

PART I

Item 1.    Business

GENERAL

Ares Capital Corporation

Ares Capital Corporation, a Maryland corporation (together with its subsidiaries, where applicable, “Ares Capital” or the “Company,” which may also be referred to as “we,” “us” or “our”), is a specialty finance company that is a closed-end, non-diversified management investment company. We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended, and the rules and regulations promulgated thereunder, the “Investment Company Act.” We were founded on April 16, 2004, were initially funded on June 23, 2004 and completed our initial public offering (“IPO”) on October 8, 2004. As of December 31, 2025, we were the largest publicly traded BDC by market capitalization and had approximately $31.2 billion of total assets.

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

We invest primarily in first lien senior secured loans (including “unitranche” loans, which are loans that combine both senior and subordinated loans, generally in a first lien position), and second lien senior secured loans. In addition to senior secured loans, we also invest in subordinated debt (sometimes referred to as mezzanine debt), which in some cases includes an equity component, and preferred equity. First and second lien senior secured loans generally are senior debt instruments that rank ahead of subordinated debt of a given portfolio company. Subordinated debt and preferred equity are subordinated to senior loans and are generally unsecured. Our investments in corporate borrowers generally range between $30 million and $500 million each. However, the investment sizes may be more or less than these ranges and may vary based on, among other things, our capital availability, the composition of our portfolio and general micro- and macro-economic factors.

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

Ares has been in existence for over 25 years and its partners have an average of approximately 25 years of investment experience in managing, advising, underwriting and restructuring companies. We have access to Ares’ investment professionals and operations management professionals, who provide assistance in accounting, finance, legal, compliance, operations, information technology, human resources and investor relations. As of December 31, 2025, Ares had over 1,650 investment professionals and over 2,550 operations management professionals.

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
Ares Management Corporation

Ares is a publicly traded, leading global alternative investment manager. As of December 31, 2025, Ares had over 4,250 employees in over 55 offices in more than 25 countries. Since its inception in 1997, Ares has adhered to a disciplined investment philosophy that focuses on delivering strong risk-adjusted investment returns through market cycles. Ares believes each of its distinct but complementary investment groups in credit, real assets, private equity and secondaries is a market leader based on assets under management and investment performance. Ares was built upon the fundamental principle that each group benefits from being part of Ares’ broader platform.

Ares Capital Management LLC

Ares Capital Management, our investment adviser, is served by origination, investment and portfolio management and valuation teams of approximately 230 U.S.-based investment professionals as of December 31, 2025 and led by certain partners of the Ares Credit Group: Mitchell Goldstein and Michael Smith. Ares Capital Management leverages off of Ares’ investment platform and benefits from the significant capital markets, trading and research expertise of Ares’ investment professionals. Ares Capital Management’s U.S. direct lending investment committee has 12 members primarily comprised of certain of the U.S.-based partners of the Ares Credit Group.

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

•We believe that there is a lack of market participants that are willing to hold meaningful amounts of certain middle-market loans, (especially commercial investment banks). As a result, we believe our ability to minimize syndication risk for a company seeking financing by being able to hold our loans without having to syndicate or sell them is a competitive advantage.

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

Seasoned Investment Team

The investment professionals in the Ares Credit Group and members of our investment adviser’s U.S. direct lending investment committee have significant experience investing across market cycles. This experience provides us with a competitive advantage in identifying, originating, investing in and managing a portfolio of investments in middle-market companies.

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

Experience with and Focus on Middle-Market Companies

Ares has historically focused on investments in middle-market companies and we benefit from this experience. In sourcing and analyzing deals, our investment adviser benefits from Ares’ extensive network of relationships focused on middle-market companies, including management teams, members of the investment banking community, private equity groups and other investment firms with whom Ares has had long-term relationships. We believe this network enables us to identify well-positioned prospective portfolio company investments. The Ares Credit Group works closely with Ares’ other investment professionals. As of December 31, 2025, Ares oversaw a portfolio of investments in over 2,150 companies, over 1,900 alternative credit investments and over 1,300 properties, over 90 infrastructure assets and over 1,000 limited partnership interests in investment funds across over 55 industries, which provides access to an extensive network of relationships and insights into industry trends and the state of the capital markets.

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

We have elected to be regulated as a BDC under the Investment Company Act and have elected to be treated as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). As with other companies regulated by the Investment Company Act, we are required to comply with certain substantive regulatory requirements. For example, we are generally not permitted to invest in any portfolio company in which a fund managed by Ares or any of its downstream affiliates (other than us and our downstream affiliates) is also investing. We, our investment adviser and certain of our affiliates have received an order from the Securities and Exchange Commission (the “SEC”) that permits us and other BDCs and registered closed-end management investment companies managed by Ares to co-invest in portfolio companies with each other and with other affiliated entities (the “Co-Investment Exemptive Order”). As required by the Co-Investment Exemptive Order, we have adopted, and our board of directors has approved, policies and procedures reasonably designed to ensure compliance with the terms of the Co-Investment Exemptive Order. Co-investments made under the Co-Investment Exemptive Order are subject to compliance with certain conditions and other requirements, which could limit our ability to participate in co-investment transactions. As a result of investments permitted by the Co-Investment Exemptive Order, there could be significant overlap in our investment portfolio and the investment portfolios of affiliated Ares entities that can rely on the Co-Investment Exemptive Order and that have an investment objective similar to ours. We may also otherwise co-invest with funds managed by Ares or any of its downstream affiliates, subject to compliance with existing regulatory guidance, applicable regulations and our investment adviser’s allocation policy.

Also, while we may borrow funds to make investments, our ability to use debt is limited in certain significant aspects. See “Regulation.” In particular, because we obtained the required approvals under Section 61(a)(2) of the Investment Company Act, we must have at least 150% asset coverage calculated pursuant to the Investment Company Act in order to incur debt or issue preferred stock (which we refer to collectively as “senior securities”) (i.e., we are able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us). See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources.”

As of December 31, 2025, our asset coverage was 189%.

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

The proportion of these types of investments will change over time given our views on, among other things, the economic and credit environment in which we are operating. In pursuit of our investment objective, we generally seek to self-originate investments and lead the investment process, which may result in us making commitments with respect to indebtedness or securities of a potential portfolio company in excess of our expected final hold size. In such situations, while we may initially agree to fund up to a certain dollar amount of an investment, we may subsequently syndicate or sell a portion of such amount (including, without limitation, to our wholly owned portfolio company, IHAM (as defined below), or to the IHAM Vehicles (as defined below), such that we are left with a smaller investment than what was reflected in our original commitment. In addition to originating investments, we may also acquire investments in the secondary market (including purchases of a portfolio of investments).

We make senior secured loans primarily in the form of first lien loans (including “unitranche” loans, which are loans that combine both senior and subordinated loans, generally in a first lien position) and second lien loans. Our senior secured loans generally have terms of three to 10 years and our subordinated debt investments generally have a term of up to 10 years. However, we may invest in loans and securities with any maturity or duration. In connection with our senior secured loans, we generally receive a security interest in certain of the assets of the borrower and consequently such assets serve as collateral in support of the repayment of such senior secured loans. Senior secured loans are generally exposed to the least amount of credit risk because they typically hold a senior position with respect to scheduled interest and principal payments and security interests in assets of the borrower. In connection with our senior secured loans, we may be provided opportunities to invest in equity interests of the borrower, typically in the form of an equity co-investment. However, unlike subordinated debt, senior secured loans typically do not receive any stock, warrants to purchase stock or other yield enhancements. Senior secured loans may include both revolving lines of credit and term loans.

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

Ivy Hill Asset Management, L.P.

As of December 31, 2025, our wholly owned portfolio company, Ivy Hill Asset Management, L.P. (“IHAM”), an asset manager and an SEC-registered investment adviser, managed 23 vehicles (such vehicles are collectively referred to as the “IHAM Vehicles”). As of December 31, 2025, IHAM had assets under management of approximately $14.6 billion. As of December 31, 2025, the amortized cost and fair value of our investment in IHAM was approximately $2.2 billion and $2.4 billion, respectively. In connection with IHAM’s registration as a registered investment adviser, on March 30, 2012, we received exemptive relief from the SEC allowing us to, subject to certain conditions, own directly or indirectly up to 100% of IHAM’s outstanding equity interests and make additional investments in IHAM. From time to time, IHAM or certain IHAM Vehicles may purchase investments from us or sell investments to us, in each case for a price equal to the fair market value of such investments determined at the time of such transactions.

For more information on IHAM, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio and Investment Activity—Ivy Hill Asset Management, L.P.” and Note 4 to our consolidated financial statements for the year ended December 31, 2025.

Senior Direct Lending Program

We have established a joint venture with Varagon Capital Partners (“Varagon”) to make certain first lien senior secured loans, including certain stretch senior and unitranche loans, primarily to U.S. middle-market companies. The joint venture is called the Senior Direct Lending Program, LLC (d/b/a the “Senior Direct Lending Program” or the “SDLP”). In July 2016, we and Varagon and its clients completed the initial funding of the SDLP. We, and other BDCs, registered closed-end management investment companies and other affiliated investment entities managed by our investment adviser or its affiliates, may directly co‑invest with the SDLP in accordance with the terms of the Co-Investment Exemptive Order. The SDLP is capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of the SDLP, including co-investment transactions made by the SDLP in accordance with the terms of the Co-Investment Exemptive Order, must be approved by an investment committee of the SDLP consisting of representatives of ours and Varagon (with approval from a representative of each required).

We provide capital to the SDLP in the form of subordinated certificates (the “SDLP Certificates”), and Varagon and its clients provide capital to the SDLP in the form of senior notes, intermediate funding notes and the SDLP Certificates. As of December 31, 2025, we and a client of Varagon owned 87.5% and 12.5%, respectively, of the outstanding SDLP Certificates. The SDLP Certificates pay a coupon equal to Secured Overnight Financing Rate (“SOFR”) plus a stated spread and also entitle the holders thereof to receive a portion of the excess cash flow from the loan portfolio, which may result in a return to the holders of the SDLP Certificates that is greater than the stated coupon. The SDLP Certificates are junior in right of payment to the senior notes and intermediate funding notes.

As of December 31, 2025, we and Varagon and its clients had agreed to make capital available to the SDLP of $6.2 billion in the aggregate, of which $1.4 billion is to be made available from us. We will continue to provide capital to the SDLP in the form of the SDLP Certificates, and Varagon and its clients will provide capital to the SDLP in the form of senior notes, intermediate funding notes and the SDLP Certificates. This capital will only be committed to the SDLP upon approval of transactions by the investment committee of the SDLP as discussed above.

For more information on the SDLP, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio and Investment Activity—Senior Direct Lending Program” and Note 4 to our consolidated financial statements for the year ended December 31, 2025.

Industrial and Geographic Compositions

We generally seek to invest in companies in the industries in which Ares’ investment professionals have direct expertise. The industries in the table listed below are where we have focused our investment activities; however, we may invest in other industries if we are presented with attractive opportunities.

The industrial and geographic compositions of our portfolio at fair value as of December 31, 2025 were as follows:

As of December 31, 2025
Industry
Software and Services	23.8%
Financial Services(1)	12.4
Health Care Equipment and Services	11.3
Commercial and Professional Services	9.4
Consumer Services	5.6
Insurance	5.2
Consumer Distribution and Retail	4.8
Capital Goods	4.6
Sports, Media and Entertainment	4.0
Investment Funds and Vehicles(2)	3.9
Pharmaceuticals, Biotechnology and Life Sciences	2.7
Materials	2.2
Independent Power and Renewable Electricity Producers	2.2
Consumer Durables and Apparel	2.0
Household and Personal Products	1.4
Other	4.5
Total	100.0%
_______________________________________________________________________________

(1)Includes our investment in IHAM.

(2)Includes our investment in the SDLP, which had made first lien senior secured loans to 39 different borrowers as of December 31, 2025. The portfolio companies in the SDLP are in industries similar to the companies in our portfolio.

As of December 31, 2025
Geographic Region
Midwest	22.9%
West(1)	20.3
Southeast	18.8
Mid-Atlantic	16.3
Northeast(2)	15.1
International	6.6
Total	100.0%
_______________________________________________________________________________

(1)Includes our investment in the SDLP, which represented 3.8% of the total investment portfolio at fair value as of December 31, 2025.

(2)Includes our investment in IHAM, which represented 8.3% of the total investment portfolio at fair value as of December 31, 2025.

As of December 31, 2025, loans on non-accrual status represented 1.8% of the total investments at amortized cost (or 1.2% at fair value).

Since our IPO on October 8, 2004 through December 31, 2025, our exited investments resulted in an asset level realized gross internal rate of return to us of approximately 13% (based on original cash invested, net of syndications, of approximately $55.7 billion and total proceeds from such exited investments of approximately $71.7 billion). Internal rate of return is the discount rate that makes the net present value of all cash flows related to a particular investment equal to zero. Internal rate of return is gross of expenses related to investments as these expenses are not allocable to specific investments. Investments are considered to be exited when the original investment objective has been achieved through the receipt of cash and/or non-cash consideration upon the repayment of a debt investment or sale of an investment or through the determination that no further consideration was collectible and, thus, a loss may have been realized.

Additionally, since our IPO on October 8, 2004 through December 31, 2025, our realized gains have exceeded our realized losses by approximately $1.0 billion (excluding a one-time gain on the acquisition of Allied Capital Corporation in April 2010 (the “Allied Acquisition”) and realized gains/losses from the extinguishment of debt and other transactions). For the same time period, our average annualized net realized gain rate was approximately 0.8% (excluding a one-time gain on the Allied Acquisition and realized gains/losses from the extinguishment of debt and other transactions). Net realized gain/loss rates for a particular period are the amount of net realized gains/losses during such period divided by the average quarterly investments at amortized cost in such period.

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

The foundation of Ares’ investment philosophy is intensive credit investment analysis, a portfolio management discipline based on both market technicals and fundamental value-oriented research, and diversification strategy. Ares also recognizes the importance of considering material environmental, social and governance (“ESG”) factors in the investment process to help generate attractive risk-adjusted returns and has adopted a Responsible Investment Program for this purpose. We follow a rigorous investment process based on:

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

After the investment committee approves continued work on the potential investment, a more extensive due diligence process is employed by the transaction team. Additional due diligence with respect to any investment may be conducted on our behalf by attorneys, independent accountants, and other third-party consultants and research firms prior to the closing of the investment, as appropriate on a case-by-case basis. Approximately 10-15% of all investments initially reviewed by us will be presented to the investment committee. Approval of an investment for funding requires the approval of the majority of the investment committee, although unanimous consent is encouraged.

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

Investments

We invest in portfolio companies primarily in the form of first lien senior secured loans (including “unitranche” loans which are loans that combine both senior and subordinated loans, generally in a first lien position), second lien senior secured loans, subordinated debt and preferred equity. The first and second lien senior secured loans generally have terms of three to 10 years. In connection with our first and second lien senior secured loans, we generally receive security interests in certain assets of our portfolio companies that could serve as collateral in support of the repayment of such loans. First and second lien senior secured loans generally have floating interest rates, which may have interest rate floors, and also may provide for some amortization of principal and excess cash flow payments, with the remaining principal balance due at maturity.

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

•other private and public finance companies, business development companies and asset managers; and

•selected secondary market assets.

We have been in, and from time to time may engage in, discussions with counterparties in respect of various potential strategic acquisition and investment transactions, including potential acquisitions of other finance companies, business development companies and asset managers. Some of these transactions could be material to our business and, if completed, could be difficult to integrate, result in increased leverage or dilution and/or subject us to unexpected liabilities. However, none of these discussions has progressed to the point at which the completion of any such transaction could be deemed to be probable or reasonably certain as of the date of this Annual Report. Completion of any such transaction would be subject to completion of due diligence, finalization of key business and financial terms (including price) and negotiation of final definitive documentation as well as a number of other factors and conditions including, without limitation, the approval of our board of directors, any required third-party consents and, in certain cases, the approval of our stockholders. We cannot predict how quickly the terms of any such transaction could be finalized, if at all. Accordingly, there can be no assurance that such transaction would be completed. In connection with evaluating potential strategic acquisition and investment transactions, we may incur significant expenses for the evaluation and due diligence investigation of these potential transactions.

ON-GOING RELATIONSHIPS WITH AND MONITORING OF PORTFOLIO COMPANIES

We closely monitor each investment we make, maintain a regular dialogue with both the management team and other stakeholders and seek specifically tailored financial reporting. In addition, senior investment professionals may take board seats or obtain board observation rights in connection with our portfolio companies. As of December 31, 2025, of our 603 portfolio companies, we were entitled to board seats or board observation rights on 14% of these companies and these companies represented approximately 24% of our portfolio at fair value.

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

As of December 31, 2025, the weighted average grade of the investments in our portfolio at fair value was 3.1. For more information on our portfolio investment grades, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio and Investment Activity.”

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

We believe that the relationships of the members of our investment adviser’s U.S. direct lending investment committee and of the partners of Ares enable us to learn about, and compete effectively for, financing opportunities with attractive middle-market companies in the industries in which we seek to invest. We believe that Ares’ professionals’ deep and long-standing direct sponsor relationships and the resulting proprietary transaction opportunities that these relationships often present, provide valuable insight and access to transactions and information. We use the industry information of Ares’ investment professionals to which we have access to assess investment risks and determine appropriate pricing for our investments in portfolio companies.

STAFFING

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees or affiliates of our investment adviser, Ares Capital Management, and our administrator, Ares Operations, each of which is a subsidiary of Ares Management, pursuant to the terms of our investment advisory and management agreement and our administration agreement, respectively, each as described below. Each of our executive officers is an employee or affiliate of our investment adviser or our administrator. Our day-to-day investment activities are managed by our investment adviser. Most of the services necessary for the origination of our investment portfolio are provided by investment professionals employed by Ares Capital Management. Ares Capital Management had approximately 230 U.S.-based investment professionals as of December 31, 2025, who focus on origination, transaction development, investment and the ongoing monitoring of our investments. See “Investment Advisory and Management Agreement” below. We reimburse both our investment adviser and our administrator for a certain portion of expenses incurred in connection with such staffing, as described in more detail below. Because we have no employees, we do not have a formal employee relations policy.

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
Base Management Fee
Effective June 21, 2019, in connection with our board of directors’ approval of the modification of the asset coverage requirement applicable to senior securities from 200% to 150%, the investment advisory and management agreement was amended to reduce our annual base management fee rate from 1.5% to 1.0% on all assets financed using leverage over 1.0x debt to equity. For all assets financed using leverage up to 1.0x debt to equity, the annual base management fee rate is 1.5%. The base management fee is based on the average value of our total assets (other than cash or cash equivalents but including assets purchased with borrowed funds) at the end of the two most recently completed calendar quarters and is calculated by applying the applicable fee rate. The base management fee is payable quarterly in arrears.

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

Payment of Our Expenses

The services of all investment professionals and staff of our investment adviser, when and to the extent engaged in providing investment advisory and management services to us and compensation and routine overhead expenses of such personnel allocable to such services, are provided and paid for by our investment adviser. Under the investment advisory and management agreement, we bear all other costs and expenses of our operations and transactions, including, but not limited to, those relating to: organization; calculation of our net asset value (including, but not limited to, the cost and expenses of any independent third-party valuation provider (“IVP”)); expenses incurred by our investment adviser payable to third parties, including agents, consultants or other advisers, in monitoring our financial and legal affairs and in monitoring our investments (including the cost of consultants hired to develop information technology systems designed to monitor our investments) and performing due diligence on our prospective portfolio companies; interest payable on indebtedness, if any, incurred to finance our investments (including, but not limited to, payments to third-party vendors for financial information services); offerings of our common stock and other securities (including, but not limited to, costs of rating agencies); investment advisory and management fees; administration fees payable under the administration agreement; fees payable to third parties, including agents, attorneys, consultants or other advisers, relating to, or associated with, evaluating, negotiating with and making investments in portfolio companies, regardless of whether such transactions are ultimately consummated (including, but not limited to, payments to third-party vendors for financial information services); transfer agent and custodial fees; registration fees; listing fees; taxes; independent directors’ fees and expenses; costs of preparing and filing reports or other documents required by governmental bodies (including the SEC); the costs of any reports, proxy statements or other notices to stockholders, including printing costs; to the extent we are covered by any joint insurance policies, our allocable portion of the insurance premiums for such policies; direct costs and expenses of administration, including auditor and legal costs; and all other expenses incurred by us or our administrator in connection with administering our business as described in more detail under “—Administration Agreement” below.

Duration, Termination and Amendment

At an in-person meeting of our board of directors on May 13, 2025, our board of directors, including a majority of the directors who are not “interested persons” of the Company as defined in the Investment Company Act, voted to approve the continuation of our investment advisory and management agreement, which extended the terms of the agreement until June 6, 2026.

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

In voting to approve the investment advisory and management agreement, our board of directors, including all of the directors who are not “interested persons,” of the Company (as defined in the Investment Company Act), made the following conclusions:

•Nature, Extent and Quality of Services. Our board of directors considered the nature, extent and quality of the investment selection process employed by our investment adviser, including the flow of transaction opportunities resulting from Ares Capital Management’s investment professionals’ significant capital markets, trading and research expertise, the employment of Ares Capital Management’s investment philosophy, diligence procedures, credit recommendation process, investment structuring, and ongoing relationships with and monitoring of portfolio companies, in light of the investment objective of the Company. Our board of directors also considered our investment adviser’s personnel and their prior experience in connection with the types of investments made by us, including such personnel’s network of relationships with intermediaries focused on U.S. middle-market companies and other companies in which we may make investments. Our board of directors also considered the benefit and increasing costs of our investment adviser continuing to be able to recruit and retain top talent. In addition, our board of directors considered the other terms and conditions of the investment advisory and management agreement, including that the substantive terms of the investment advisory and management agreement (other than the fees payable thereunder, which our board of directors reviewed separately) are generally the same as those of comparable BDCs described in the available market data and that it would be difficult to obtain similar services of similar quality on a comparable basis from other third-party service providers or through an internally managed structure. In addition, our board of directors considered the fact that we have the ability to terminate the investment advisory and management agreement without penalty upon 60 days’ written notice to our investment adviser. Our board of directors further determined that our investment adviser is served by a dedicated origination, transaction development and investment team of investment professionals, and that these investment professionals have historically focused on investments in U.S. middle-market companies and other companies in which we may make investments, which experience and relationships coincide with our investment objective and generally equal or exceed those of the management teams or investment advisers of other comparable BDCs described in the available market data.

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

ADMINISTRATION AGREEMENT

We are also party to an administration agreement, referred to herein as the “administration agreement”, with our administrator, Ares Operations. Our board of directors approved the continuation of our administration agreement on May 13, 2025, which extended the term of the agreement until June 1, 2026. Pursuant to the administration agreement, Ares Operations furnishes us with office equipment and clerical, bookkeeping and record keeping services at our office facilities. Under the administration agreement, Ares Operations also performs, or oversees the performance of, our required administrative services, which include, among other things, providing assistance in accounting, legal, compliance, operations, technology and investor relations, being responsible for the financial and other records that we are required to maintain and preparing all reports and other materials required to be filed with the SEC or any other regulatory authority, including reports to stockholders. In addition, Ares Operations assists us in determining and publishing our net asset value, assists us in providing managerial assistance to our portfolio companies, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under the administration agreement are equal to an amount based upon our allocable portion of Ares Operations’ overhead and other expenses (including travel expenses) incurred by Ares Operations in performing its obligations under the administration agreement, including our allocable portion of the compensation, rent and other expenses of certain of our officers (including our chief compliance officer, chief financial officer, chief accounting officer, general counsel, secretary, treasurer and assistant treasurer) and their respective staffs. The administration agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

For the year ended December 31, 2025, we incurred $15 million in administrative and other fees, including certain costs that are reimbursable to our investment adviser under the investment advisory and management agreement or our administrator under the administration agreement. As of December 31, 2025, $6 million of the administrative and other fees were unpaid and included in “accounts payable and other liabilities” in our consolidated balance sheets.

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

The amount of leverage that we employ at any particular time will depend on our investment adviser’s and our board of directors’ assessments of market and other factors at the time of any proposed borrowing. As of January 29, 2026, we had $16.4 billion in total aggregate principal amount of outstanding debt under our various debt instruments. See “Risk Factors—Risks Relating to Our Business—We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.” For more information on our debt, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources” as well as Notes 5 and 16 to our consolidated financial statements for the year ended December 31, 2025.

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

REGULATION

We have elected to be regulated as a BDC under the Investment Company Act and have elected to be treated as a RIC under the Code. As with other companies regulated by the Investment Company Act, a BDC must adhere to certain substantive regulatory requirements. The Investment Company Act contains prohibitions and restrictions relating to certain transactions between BDCs and certain affiliates (including any investment advisers or sub-advisers), principal underwriters and certain affiliates of those affiliates or underwriters. Among other things, we generally cannot invest in any portfolio company in which a fund managed by Ares or any of its downstream affiliates (other than us and our downstream affiliates) is also investing. We, our investment adviser and certain of our affiliates have received the Co-Investment Exemptive Order from the SEC that permits us and other BDCs and registered closed-end management investment companies managed by Ares to co-invest in portfolio companies with each other and with other affiliated entities. As required by the Co-Investment Exemptive Order, we have adopted, and our board of directors has approved, policies and procedures reasonably designed to ensure compliance with the terms of the Co-Investment Exemptive Order. Co-investments made under the Co-Investment Exemptive Order are subject to compliance with certain conditions and other requirements, which could limit our ability to participate in co-investment transactions. As a result of investments permitted by the Co-Investment Exemptive Order, there could be significant overlap in our investment portfolio and the investment portfolios of affiliated Ares entities that can rely on the Co-Investment Exemptive Order and that have an investment objective similar to ours. We may also otherwise co-invest with funds managed by Ares or any of its downstream affiliates, subject to compliance with existing regulatory guidance, applicable regulations and our investment adviser’s allocation policy.

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

Under the Investment Company Act, we are generally not able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the current net asset value per share of our common stock if our board of directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. Pursuant to approval granted at a special meeting of stockholders held on August 8, 2025, we currently are permitted to sell or otherwise issue shares of our common stock at a price below net asset value, subject to certain limitations and determinations that must be made by our board of directors. Such stockholder approval expires on August 8, 2026. See “Risk Factors—Risks Relating to Our Business—Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital.”

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

•We and our portfolio companies and third-party service providers may be subject to cybersecurity risks and our business could be adversely affected by changes to data protection laws and regulations.

•Developments in artificial intelligence could disrupt markets in which we operate and subject us to increased competition, legal and regulatory risks and compliance costs.

•We are subject to numerous privacy laws, and violation of such laws may subject us to significant fines or penalties, litigation, or reputational damage, and new privacy laws or changes in enforcement of existing privacy laws could impact our business and financial performance.

RISKS RELATING TO OUR BUSINESS

The capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect the debt and equity capital markets, which may have a negative impact on our business and operations.

From time to time, capital markets may experience periods of disruption and instability. Such disruptions may result in, amongst other things, write-offs, the re-pricing of credit risk, the failure of financial institutions or worsening general economic conditions, any of which could materially and adversely impact the broader financial and credit markets and reduce the availability of debt and equity capital for the market as a whole and financial services firms in particular. Global financial markets have experienced heightened volatility in recent periods and there can be no assurance these market conditions will not occur or worsen in the future, including as a result of economic and political events in or affecting the world’s major economies, such as the ongoing war between Russia and Ukraine, continued conflicts and political unrest in the Middle East and South America. Sanctions imposed by the U.S. and other countries, including in connection with hostilities between Russia and Ukraine and tensions between China and Taiwan, have caused additional financial market volatility and affected the global economy. Concerns over future inflation volatility, economic recession, as well as interest rate volatility and fluctuations in oil and gas prices resulting from global production and demand levels, as well as geopolitical tension, have exacerbated market volatility. In addition, social unrest, changes regarding immigration and work permit policies and other political and security concerns may not abate, which may cause the debt and equity capital markets and our business to be adversely affected both within and outside of regions experiencing ongoing conflicts. Market uncertainty and volatility have also been magnified as a result of the current U.S. presidential administration and ongoing uncertainties regarding actual and potential shifts in U.S. and foreign, trade, economic and other policies, including with respect to treaties and tariffs. In addition to impacting the capital markets, global economic, political and market conditions could have a significant adverse effect on our business, financial condition and results of operations. See “General Risk Factors— Difficult market and political conditions may adversely affect our businesses in many ways, including by reducing the value or hampering the performance of our investments or reducing our ability to raise or deploy capital, each of which could have a significant adverse effect on our business, financial condition and results of operations.”

Equity capital may be difficult to raise during periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. We generally seek approval from our stockholders so that we have the flexibility to issue up to 25% of our then outstanding shares of our common stock at a price below net asset value. Pursuant to approval granted at a special meeting of stockholders held on August 8, 2025, we are permitted to sell or otherwise issue shares of our common stock at a price below net asset value, subject to certain limitations and determinations that must be made by our board of directors. Such stockholder approval expires on August 8, 2026.

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

The U.S. Federal Reserve (“Federal Reserve”) decreased the federal funds rate multiple times in 2025. Because we borrow money and may issue debt securities or preferred stock to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities or preferred stock and the rate at which we invest these funds. In periods of declining interest rates, we may earn less interest income from investments and our cost of funds will also decrease, to a lesser extent, given certain of our currently outstanding indebtedness bears interest at fixed rates, resulting in lower net investment income. Conversely, in periods of rising interest rates, our interest income will increase as the majority of our portfolio bears interest at variable rates while our cost of funds will also increase, to a lesser extent, with the net impact being an increase to our net investment income, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.” We have entered into certain hedging transactions, such as interest rate swaps, to mitigate our exposure to adverse fluctuations in interest rates, and we may do so again in the future. However, we cannot assure you that such transactions will be successful in mitigating our exposure to interest rate risk. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. See “Risks Relating to Our Investments—We may expose ourselves to risks if we engage in hedging transactions.”

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

Certain of our portfolio companies are in industries that have been or may be impacted by inflation. U.S. inflation rates have fluctuated in recent periods, and remain well above historical levels over the past several decades. Ongoing inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our portfolio companies’ operations. If these portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations. See “—We are exposed to risks associated with changes in interest rates, including the current interest rate environment.”

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

Accomplishing this result on a cost-effective basis is largely a function of the structuring of our investment process and the ability of our investment adviser to provide competent, attentive and efficient services to us. Our executive officers and the members of our investment adviser’s U.S. direct lending investment committee have substantial responsibilities in connection with their roles at Ares and with other Ares funds as well as responsibilities under the investment advisory and management agreement. They may also be called upon to provide significant managerial assistance to certain of our portfolio companies. These demands on their time, which will increase as the number of investments grow, may distract them or slow the rate of investment. In order for us to grow, Ares will need to hire, train, supervise, manage and retain new employees. However, we cannot assure you that Ares will be able to do so effectively. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

Our ability to grow depends on our ability to raise capital.

We will need to periodically access the capital markets to raise cash to fund new investments in excess of our repayments, and we may also need to access the capital markets to refinance existing debt obligations to the extent such maturing obligations are not repaid with availability under our revolving credit facilities, which includes our senior secured revolving credit agreement, dated as of December 28, 2005 (as amended, the “Revolving Credit Facility”), our purchase and sale agreement, dated as of November 3, 2004 (as amended, the “Revolving Funding Facility”), our loan and servicing agreement, dated as of January 20, 2012 (as amended, the “SMBC Funding Facility”) and our revolving credit and security agreement, dated as of June 11, 2020 (as amended, the “BNP Funding Facility” and, together with the Revolving Credit Facility, the Revolving Funding Facility and the SMBC Funding Facility, the “Credit Facilities”) or cash flows from operations. We have elected to be treated as a RIC and operate in a manner so as to qualify for the U.S. federal income tax treatment applicable to RICs. Among other things, in order to maintain our RIC status, we must distribute to our stockholders on a timely basis generally an amount equal to at least 90% of our investment company taxable income, and, as a result, such distributions will not be available to fund investment originations or repay maturing debt. We must continue to borrow from financial institutions and issue additional securities to fund our growth. Unfavorable economic or capital market conditions may increase our funding costs, limit our access to the capital markets or could result in a decision by lenders not to extend credit to us. An inability to successfully access the capital markets may limit our ability to refinance our existing debt obligations as they come due and/or to fully execute our business strategy and could limit our ability to grow or cause us to have to shrink the size of our business, which could decrease our earnings, if any. See “—The capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect the debt and equity capital markets, which may have a negative impact on our business and operations.”

In addition, we are currently allowed to borrow amounts or issue debt securities or preferred stock, which we refer to collectively as “senior securities,” such that our asset coverage, as calculated pursuant to the Investment Company Act, equals at least 150% immediately after such borrowing (i.e., we are able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us). Such requirement, in certain circumstances, may restrict our ability to borrow or issue debt securities or preferred stock. The amount of leverage that we employ will depend on our investment adviser’s and our board of directors’ assessments of market and other factors at the time of any proposed borrowing or issuance of senior securities. We cannot assure you that we will be able to maintain or increase the amount available to us under our current Credit Facilities or to our portfolio companies under the Letter of Credit Facility (as defined below), obtain other lines of credit or issue senior securities at all or on terms acceptable to us.
Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital.

We may issue senior securities or borrow money from banks or other financial institutions, up to the maximum amount permitted by the Investment Company Act. As a BDC, we are currently permitted to incur indebtedness or issue senior securities only in amounts such that our asset coverage, as calculated pursuant to the Investment Company Act, equals at least 150% after each such incurrence or issuance (i.e., we are able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us). If the value of our assets declines, we may be unable to satisfy this test, which may prohibit us from paying dividends and could prevent us from maintaining our status as a RIC or may prohibit us from repurchasing shares of our common stock. In addition, our inability to satisfy this test could cause an event of default under our existing indebtedness. If we cannot satisfy this test, we may be required to sell a portion of our investments at a time when such sales may be disadvantageous and, depending on the nature of our leverage, repay a portion of our indebtedness. Accordingly, any failure to satisfy this test could have a material adverse effect on our business, financial condition or results of operations. As of December 31, 2025, our asset coverage calculated in accordance with the Investment Company Act was 189%. Also, to generate cash for funding new investments, we may in the future seek to issue additional debt or to securitize certain of our loans. The Investment Company Act may impose restrictions on the structure of any such securitization.

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

Pursuant to approval granted at a special meeting of stockholders held on August 8, 2025, we are permitted to sell or otherwise issue shares of our common stock at a price below net asset value, subject to certain limitations and determinations that must be made by our board of directors. Such stockholder approval expires on August 8, 2026.
We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.

Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. We currently borrow under the Credit Facilities and have issued or assumed other senior securities, and in the future may borrow from, or issue additional senior securities to, banks, insurance companies, funds, institutional investors and other lenders and investors. Lenders and holders of such senior securities have fixed dollar claims on our consolidated assets that are superior to the claims of our common stockholders or any preferred stockholders. If the value of our consolidated assets increases, then leveraging would cause the net asset value per share of our common stock to increase more sharply than it would have had we not incurred leverage.

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

As of December 31, 2025, we had approximately $4.5 billion of outstanding borrowings under the Credit Facilities, our wholly owned consolidated subsidiary, Ares Direct Lending CLO 1 LLC (“ADL CLO 1”) had approximately $476 million in aggregate principal amount outstanding of the notes offered in the ADL CLO 1 debt securitization that mature on April 25, 2036 (collectively, the “April 2036 CLO Notes”), excluding the approximately $226 million of subordinated notes that mature on April 25, 2036 issued by ADL CLO 1 which were retained by us and eliminated in consolidation (the “April 2036 CLO Subordinated Notes”), our wholly owned consolidated subsidiary, Ares Direct Lending CLO 4 LLC (“ADL CLO 4”) had approximately $544 million in aggregate principal amount outstanding of the loans incurred in the ADL CLO 4 debt securitization that mature on October 24, 2036 (collectively, the “October 2036 CLO Secured Loans”), excluding the approximately $260 million of subordinated notes that mature on October 24, 2036 issued by ADL CLO 4 which were retained by us and eliminated in consolidation (the “October 2036 CLO Subordinated Notes”), our wholly owned consolidated subsidiary, Ares Direct Lending CLO 7 LLC (“ADL CLO 7”) had approximately $700 million in aggregate principal amount outstanding of the notes offered in the ADL CLO 7 debt securitization that mature on January 20, 2038 (collectively, the “January 2038 CLO Notes” and, together with the April 2036 CLO Notes and the October 2036 CLO Secured Loans, the “Debt Securitizations”), excluding the approximately $303 million of subordinated notes that mature on January 20, 2038 issued by ADL CLO 7 which were retained by us and eliminated in consolidation (the “January 2038 CLO Subordinated Notes”), and we had approximately $9.8 billion in aggregate principal amount outstanding of senior unsecured notes (we refer to each series of unsecured notes using the defined term set forth under the “Unsecured Notes” column of the table below and collectively referred to all such series, together with an additional issuance of unsecured notes as described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Result of Operations—Recent Developments,” as well as Note 16 to our consolidated financial statements for the year ended December 31, 2025 below as the “Unsecured Notes”).

(dollar amounts in millions) Unsecured Notes	Aggregate Principal Amount Issued	Effective Stated Interest Rate	Original Issuance Date	Maturity Date
January 2026 Notes	$1,150	3.875%	July 15, 2020	January 15, 2026
July 2026 Notes	$1,000	2.150%	January 13, 2021	July 15, 2026
January 2027 Notes(1)	$900	6.331%	August 3, 2023	January 15, 2027
June 2027 Notes	$500	2.875%	January 13, 2022	June 15, 2027
June 2028 Notes	$1,250	2.875%	June 10, 2021	June 15, 2028
March 2029 Notes(1)	$1,000	5.895%	January 23, 2024	March 1, 2029
July 2029 Notes(1)	$850	5.393%	May 13, 2024	July 15, 2029
September 2030 Notes(1)	$750	5.643%	June 3, 2025	September 1, 2030
January 2031 Notes	$650	5.100%	September 9, 2025	January 15, 2031
November 2031 Notes	$700	3.200%	November 4, 2021	November 15, 2031
March 2032 Notes	$1,000	5.800%	January 8, 2025	March 8, 2032
________________________________________

(1)The effective stated interest rates of the January 2027 Notes, the March 2029 Notes, the July 2029 Notes and the September 2030 Notes include the impact of interest rate swaps.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Result of Operations—Recent Developments,” as well as Note 16 to our consolidated financial statements for the year ended December 31, 2025 for subsequent events relating to the January 2026 Notes and an additional issuance of unsecured notes.

In addition, we and Deutsche Bank AG New York Branch (the “DB Issuer”) are party to an uncommitted continuing agreement (the “Letter of Credit Facility”). As of December 31, 2025, the DB Issuer had $218 million in letters of credit issued under the Letter of Credit Facility.

In order for us to cover our annual interest payments on our outstanding indebtedness at December 31, 2025, we must achieve annual returns on our December 31, 2025 total assets of at least 2.5%. The weighted average stated interest rate charged on our principal amount of outstanding indebtedness as of December 31, 2025 was 4.9%. We intend to continue borrowing under the Credit Facilities in the future and we may increase the size of the Credit Facilities, the Letter of Credit Facility or issue additional debt securities or other evidences of indebtedness (although there can be no assurance that we will be successful in doing so). See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments,” as well as Note 16 to our consolidated financial statements for the year ended December 31, 2025 for a subsequent event relating to an additional issuance of unsecured notes. For more information on our indebtedness, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity

and Capital Resources.” Our ability to service our debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. The amount of leverage that we employ at any particular time will depend on our investment adviser’s and our board of directors’ assessments of market and other factors at the time of any proposed borrowing and is subject to our compliance with our asset coverage requirement following any such borrowing.

The Credit Facilities, the Debt Securitizations and the Unsecured Notes impose financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC. A failure to renew the Credit Facilities or to add new or replacement credit facilities or to issue additional debt securities or other evidences of indebtedness could have a material adverse effect on our business, financial condition and results of operations.

The following table illustrates the effect on return to a holder of our common stock of the leverage created by our use of borrowing at the weighted average stated interest rate of 4.9% as of December 31, 2025, together with (a) our total value of net assets as of December 31, 2025; (b) approximately $16.0 billion in aggregate principal amount of indebtedness outstanding as of December 31, 2025 and (c) hypothetical annual returns on our portfolio of minus 10% to plus 10%.

Assumed Return on Portfolio (Net of Expenses)(1)	-10.00%	-5.00%	—%	5.00%	10.00%
Corresponding Return to Common Stockholders(2)	-27.25%	-16.34%	-5.44%	5.47%	16.38%
_______________________________________________________________________________

(1)The assumed portfolio return is required by SEC regulations and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table. Pursuant to SEC regulations, this table is calculated as of December 31, 2025. As a result, it has not been updated to take into account any changes in assets or leverage since December 31, 2025.

(2)In order to compute the “Corresponding Return to Common Stockholders,” the “Assumed Return on Portfolio” is multiplied by the total value of our assets as of December 31, 2025 to obtain an assumed return to us. From this amount, the interest expense (calculated by multiplying the weighted average stated interest rate of 4.9% by the approximately $16.0 billion of principal outstanding debt as of December 31, 2025) is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets as of December 31, 2025 to determine the “Corresponding Return to Common Stockholders.”

In addition to regulatory requirements that restrict our ability to raise capital, the Credit Facilities, the Debt Securitizations and the Unsecured Notes contain various covenants that, if not complied with, could accelerate repayment under the Credit Facilities, the Debt Securitizations and the Unsecured Notes, thereby materially and adversely affecting our liquidity, financial condition and results of operations.
The agreements governing the Credit Facilities, the Debt Securitizations and the Unsecured Notes require us to comply with certain financial and operational covenants. These covenants may include, among other things:

•restrictions on the level of indebtedness that we are permitted to incur in relation to the value of our assets;

•restrictions on our ability to incur liens; and

•maintenance of a minimum level of stockholders’ equity.

As of the date of this Annual Report, we are in compliance in all material respects with the covenants of the Credit Facilities, the Debt Securitizations and the Unsecured Notes. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. For example, depending on the condition of the public debt and equity markets and pricing levels, unrealized depreciation in our portfolio may increase in the future. Any such increase could result in our inability to comply with our obligation to restrict the level of indebtedness that we are able to incur in relation to the value of our assets or to maintain a minimum level of stockholders’ equity.

Accordingly, although we believe we will continue to be in compliance, there are no assurances that we will continue to comply with the covenants in the Credit Facilities, the Debt Securitizations and the Unsecured Notes. Failure to comply with these covenants could result in a default under the Credit Facilities, the Debt Securitizations or the Unsecured Notes, that, if we were unable to obtain a waiver from the lenders or holders of such indebtedness, as applicable, such lenders or holders could accelerate repayment under such indebtedness and thereby have a material adverse impact on our business, financial condition and results of operations.

We have formed and may in the future form CLOs, which subject us to certain structured financing risks.

To finance certain investments, we have completed debt securitizations through collateralized loan obligations (“CLOs”) and may in the future securitize certain of our secured loans or other investments, including through the formation of one or more additional CLOs, while retaining all or most of the exposure to the performance of such investments. As of December 31, 2025, our consolidated subsidiaries had collectively completed three debt securitizations. ADL CLO 1 has approximately $476 million in aggregate principal amount of April 2036 CLO Notes issued and outstanding (excluding the April 2036 CLO Subordinated Notes). ADL CLO 4 has approximately $544 million in aggregate principal amount of October 2036 CLO Secured Loans issued and outstanding (excluding the October 2036 CLO Subordinated Notes). ADL CLO 7 has approximately $700 million in aggregate principal amount of January 2038 CLO Notes issued and outstanding (excluding the January 2038 CLO Subordinated Notes). Our current CLOs involve, and any additional CLOs would involve, a contribution by us of a pool of assets to a special purpose entity, and a sale of debt interests in such entity on a non-recourse or limited-recourse basis to purchasers.

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

The manager for a CLO that we create may be us, our investment adviser or an affiliate, and such manager may be entitled to receive compensation for structuring and/or management services. To the extent our investment adviser or an affiliate other than us serves as manager and we are obligated to compensate our investment adviser or the affiliate for such services, we, our investment adviser or the affiliate will implement offsetting arrangements to assure that we, and indirectly, our common stockholders, pay no additional management fee to our investment adviser or the affiliate in connection therewith. Our investment adviser serves as asset manager to ADL CLO 1, ADL CLO 4 and ADL CLO 7 under asset management agreements with such entities and is entitled to receive compensation for structuring and/or management services. Our investment adviser has agreed to waive any management fees from ADL CLO 1, ADL CLO 4 and ADL CLO 7. To the extent we serve as the manager to any CLOs, we will waive any right to receive fees for such services from us (and indirectly our common stockholders) or any affiliate.

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

We rely on the Co-Investment Exemptive Order granted to us, our investment adviser and certain of our affiliates by the SEC that allows us to engage in co-investment transactions with other affiliated entities managed by our investment adviser, subject to certain conditions and requirements. As a result of investments permitted by the Co-Investment Exemptive Order, there could be significant overlap in our investment portfolio and the investment portfolios of affiliated entities that have an investment objective similar to ours and can rely on the Co-Investment Exemptive Order. We may also otherwise co-invest with funds managed by Ares or any of its downstream affiliates, subject to compliance with existing regulatory guidance, applicable regulations and our investment adviser’s allocation policy.

There are significant potential conflicts of interest that could impact our investment returns.

Conflicts may arise in allocating and structuring investments, time, services, expenses or resources among the investment activities of Ares funds, Ares, other Ares-affiliated entities and the employees of Ares. Certain of our executive officers and directors, and members of the U.S. direct lending investment committee of our investment adviser, serve or may serve as officers, directors or principals of other entities, including other Ares funds. These officers and directors will devote such portion of their time to our affairs as is required for the performance of their duties, but they are not required to devote all of their time to us. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in our or our stockholders’ best interests or may require them to devote time to services for other entities, which could interfere with the time available to provide services to us. Members of our investment adviser’s U.S. direct lending investment committee may have significant responsibilities for other Ares funds. Similarly, although the professional staff of our investment adviser will devote as much time to the management of us as appropriate to enable our investment adviser to perform its duties in accordance with the investment advisory and management agreement, the investment professionals of our investment adviser may have conflicts in allocating their time and services among us, and investment vehicles managed by our investment adviser or one or more of its affiliates. These activities could be viewed as creating a conflict of interest insofar as the time and effort of the professional staff of our investment adviser and its officers and employees will not be devoted exclusively to our business but will instead be allocated between our business and the management of these other investment vehicles.

In addition, certain Ares funds may have investment objectives that compete or overlap with, and may from time to time invest in asset classes similar to those targeted by us. Consequently, we, and these other entities, may from time to time pursue the same or similar capital and investment opportunities. Pursuant to its investment allocation policy, Ares and its controlled affiliates, including our investment adviser, endeavor to allocate investment opportunities in a fair and equitable manner, and in any event consistent with any fiduciary duties owed to us. Nevertheless, it is possible that we may not be given the opportunity to participate in certain investments made by investment funds managed by investment managers affiliated with Ares (including our investment adviser) and, if given such opportunity, may not be allowed to participate in such investments without the prior approval of our directors who are not “interested persons” of the Company (as defined in the Investment Company Act) and, in some cases, the prior approval of the SEC. In addition, there may be conflicts in the allocation of investments among us and the funds managed by investment managers affiliated with Ares (including our investment adviser)

or one or more of our controlled affiliates or among the funds they manage, including investments made pursuant to the Co-Investment Exemptive Order. Further, such other Ares funds may hold positions in portfolio companies in which we have also invested. Such investments may raise potential conflicts of interest between us and such other Ares funds, particularly if we and such other Ares funds invest in different classes or types of securities or investments of the same underlying portfolio company. In that regard, actions may be taken by such other Ares funds that are adverse to our interests, including, but not limited to, during a restructuring, bankruptcy or other insolvency proceeding or similar matter occurring at the underlying portfolio company.

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

To maintain our status as a RIC, in addition to the Annual Distribution Requirement, we must also meet certain annual source of income requirements at the end of each taxable year and asset diversification requirements at the end of each calendar quarter. Failure to meet these requirements may result in our having to (a) dispose of certain investments quickly or (b) raise additional capital to prevent the loss of RIC status. Because most of our investments are in private companies and are generally illiquid, any such dispositions may be at disadvantageous prices and may result in losses. Also, the rules applicable to our qualification as a RIC are complex with many areas of uncertainty. Accordingly, no assurance can be given that we have qualified or will continue to qualify as a RIC. If we fail to maintain our status as a RIC for any reason and become subject to regular “C” corporation income tax, the resulting corporate-level income taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on us and on any investment in us. Certain provisions of the Code provide some relief from RIC disqualification due to failures of the source of income and asset diversification requirements, although there may be additional taxes due in such cases. We cannot assure you that we would qualify for any such relief should we fail the source of income or asset diversification requirements. In addition, because the relevant provisions of the Code may change, compliance with one or more of the RIC requirements may be impossible or impracticable.

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

A large percentage of our portfolio investments are not publicly traded. The fair value of investments that are not publicly traded may not be readily determinable. We value these investments at least quarterly at fair value as determined in good faith by our investment adviser, as the valuation designee, subject to the oversight of our board of directors, based on, among other things, the input of IVPs that have been engaged to support the valuation of such portfolio investments quarterly, beginning as of the third quarter after origination (with certain de minimis exceptions) and under a valuation policy and a consistently applied valuation process. The valuation process is conducted at the end of each fiscal quarter by the investment adviser, and substantially all investments in our portfolio at fair value are subject to review by an IVP each quarter. However, we may use these IVPs to review the value of our investments more frequently, including in connection with the occurrence of significant events or changes in value affecting a particular investment. In addition, our independent registered public accounting firm obtains an understanding of, and performs select procedures relating to, our valuation process within the context of performing our integrated audit.

The types of factors that may be considered in valuing our investments include the enterprise value of the portfolio company (the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time), the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to any similar publicly traded securities, changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments would trade in their principal markets and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent sale occurs, our investment adviser considers the pricing indicated by the external event to corroborate its valuation. Because such valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our investment adviser’s determinations of fair value may differ materially from the values that would have been used if a ready market for these investments existed and may differ materially from the values that we may ultimately realize. Our net asset value per share could be adversely affected if our investment adviser’s determinations regarding the fair value of these investments are higher than the values that we realize upon disposition of such investments.

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

Our investment portfolio includes our investment in IHAM, a wholly owned portfolio company, which as of December 31, 2025, represented 8.3% of our total portfolio at fair value. In addition, for the year ended December 31, 2025, approximately 9.8% of our total investment income was earned from our investment in IHAM. For more information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio and Investment Activity—Ivy Hill Asset Management, L.P.” and Note 4 to our consolidated financial statements for the year ended December 31, 2025.

Increasing scrutiny from stakeholders and regulators with respect to sustainability—or ESG—matters may impose additional costs and expose us to additional risks.

Our business (including that of our portfolio companies) faces increasing public scrutiny related to ESG activities. A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. Certain institutional investors may consider such ESG ratings and measures in making their investment decisions. If our ESG ratings or performance do not meet the standards set by such investors or our stockholders, they may choose to exclude our securities from their investments.

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

Moreover, in recent years “anti-ESG” sentiment has gained momentum across the U.S., with several states, the executive branch and federal agencies, and Congress having proposed, enacted or indicated an intent to pursue “anti-ESG” policies, legislation or initiatives, issued related legal opinions and pursued related investigations and litigation. If investors subject to “anti-ESG” legislation view our investment adviser’s responsible investing or ESG practices as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, such investors may not invest in us and it could negatively impact the price of our common stock. In addition, corporate diversity, equity and inclusion (“DEI”) practices have recently come under increasing scrutiny.

Further, some groups and federal and state officials have asserted that the U.S. Supreme Court’s decision striking down race-based affirmative action in higher education in June 2023 should be analogized to private employment matters and private contract matters. Several media campaigns and cases alleging discrimination based on such arguments have been initiated since the decision and in January 2025, the Trump Administration signed a number of Executive Orders focused on DEI, which caution the private sector to end “illegal DEI discrimination and preferences” and preview upcoming compliance investigations of private entities with respect to DEI initiatives, including publicly traded companies. Agencies across the federal government, including the Department of Justice, the Federal Communications Commission, and the Equal Employment Opportunity Commission, have been focusing on DEI-related investigations and enforcement. It is uncertain how the interpretation, application, and enforcement of laws (including U.S. state and federal nondiscrimination laws), policies, and public sentiment related to DEI will evolve, and it may become increasingly challenging to establish global DEI-related policies and programs that meet the varied laws, policies, and norms of different jurisdictions. If we do not successfully manage expectations across varied stakeholder interests, it could erode stakeholder trust, impact our reputation and constrain our investment opportunities. Such scrutiny of both ESG and DEI related practices could expose our investment adviser to the risk of litigation, investigations or challenges by federal or state authorities or result in reputational harm.

New and evolving and sometimes conflicting sustainability/ESG regulations and disclosure expectations could increase our compliance costs and expose us to enforcement, litigation, or fundraising constraints.

Certain regulations related to ESG that are applicable to us and our portfolio companies could adversely affect our business. For example, the European Commission’s “action plan on financing sustainable growth” (“Action Plan”) is designed to, among other things, define and reorient investment toward more sustainable economic activities. The Action Plan contemplates, among other things: establishing European Union (the “EU”) labels for green financial products; clarifying asset managers’ and institutional investors’ duties regarding ESG in their investment decision-making processes; increasing disclosure requirements in the financial services sector around ESG and increasing the transparency of companies on their ESG policies and related processes and management systems; and introducing a ‘green supporting factor’ in the EU prudential rules for banks and insurance companies to incorporate climate risks into banks’ and insurance companies’ risk management policies. Moreover, on January 5, 2023, the Corporate Sustainability Reporting Directive (“CSRD”) came into effect. CSRD amends and strengthens the rules introduced on ESG reporting for companies, banks and insurance companies under the Non-Financial Reporting Directive (2014/95/EU) (“NFRD”). CSRD requires companies to produce detailed and prescriptive reports on ESG-related matters within their financial statements. CSRD is a novel regime and applicable scoping thresholds, the date of application and the substance of reporting requirements have been subject to a regulatory amendment process and are expected to be subject to further processes to refine the relevant requirements, including subsequent rule making and regulatory clarifications. There can be no assurance that developments with respect to CSRD will not adversely affect our assets or the returns from those assets. One or more of our portfolio companies may fall within scope of CSRD and this may lead to increased management burdens and costs. There is a risk that a significant reorientation in the market following the implementation of these regulations could be adverse to our portfolio companies if they are perceived to be less valuable as a consequence of, e.g., their carbon footprint or allegations or evidence of “greenwashing” (i.e., the holding out of a product as having green or sustainable characteristics where this is not, in fact, the case). We and our portfolio companies are subject to the risk that similar measures might be introduced in other jurisdictions in the future.

Compliance with any new laws or regulations increases our regulatory burden and could result in increased legal, accounting and compliance costs, make some activities more difficult, time-consuming and costly, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability.

Climate change and related transition and physical risks could adversely affect our operations and those of our portfolio companies and increase costs (including insurance costs).

Climate change is widely considered to be a significant threat to the global economy. Our business operations and our portfolio companies may face risks associated with climate change, including risks related to the impact of climate-related legislation and regulation (both domestically and internationally), risks related to climate-related business trends (such as the process of transitioning to a lower-carbon economy), and risks stemming from the physical impacts of climate change, such as the increasing frequency or severity of extreme weather events (including wildfires, droughts, hurricanes and floods) and rising sea levels and temperatures. These events and the disruptions they cause, alone or in combination, could also lead to increased costs of insurance for us and/or our portfolio companies.

We, our executive officers, directors, and our investment adviser, its affiliates and/or any of their respective principals and employees could be the target of litigation or regulatory investigations.

We, as well as our investment adviser and its affiliates, participate in a highly regulated industry and are each subject to regulatory examinations in the ordinary course of business. There can be no assurance that we, our executive officers, directors, and our investment adviser, its affiliates and/or any of their respective principals and employees will avoid regulatory investigation and possible enforcement actions stemming therefrom. Our investment adviser is a registered investment adviser and, as such, is subject to the provisions of the Advisers Act. We and our investment adviser are each, from time to time, subject to formal and informal examinations, investigations, inquiries, audits and reviews from numerous regulatory authorities both in response to issues and questions raised in such examinations or investigations and in connection with the changing priorities of the applicable regulatory authorities across the market in general. In addition, any leadership changes or reforms at U.S. federal regulatory agencies with oversight over our industry may impose additional costs or result in other limitations on us.

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

In recent periods, there has been increased activity by certain activist and other organized groups in opposition to certain investments made by and activities of private funds. Such groups may contact or otherwise seek to engage with government and regulatory bodies and fund investors, including public pension funds, to criticize or challenge certain investments, which could lead to negative publicity that could harm our or our investment adviser's reputation. In addition, partially as a result of certain high profile defaults and bankruptcies, there has also been increased negative publicity with respect to the private credit industry. Although neither we nor our investment adviser have been involved in those particular defaults and bankruptcies, the negative publicity and concerns surrounding the private credit industry generally could in the future harm our or our investment adviser's reputation, adversely affect our borrower or investor relationships and fundraising efforts and create pressure on the trading price of our common stock.

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

Regulators are also increasing scrutiny and implementing and considering regulation of the use of artificial intelligence technologies, including with respect to uses of artificial intelligence by investment advisers. While comprehensive U.S. regulation has not been enacted to date, various U.S. governmental agencies and departments, including the SEC and Department of the Treasury, have recently released reports or otherwise indicated interest in assessing risks relating to uses of artificial intelligence by businesses such as ours. Some specific laws governing artificial intelligence have already been passed in certain U.S. states and in the EU. We cannot predict what, if any, effects this may have on our business or the nature of future regulations.

Additionally, legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by legislators and by the Internal Revenue Service (“IRS”) and the U.S. Treasury Department. We cannot predict how future tax proposals and changes in U.S. tax laws, rates, regulations or other guidance issued under existing tax laws, might affect us, our business, our stockholders, or our portfolio companies in the long-

term. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our business or the business of our portfolio companies or could have other adverse consequences. For example, such decisions and legislation may impact our ability to qualify for tax treatment as a RIC or negatively affect the U.S. federal income tax consequences applicable to us and our stockholders as a result of such qualification. Stockholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our securities.

Changes to United States tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, harm us.

The United States has enacted and proposed to enact significant new tariffs. Additionally, President Trump has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. There continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. Any of these factors could depress economic activity and restrict our portfolio companies' access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

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

Our business is highly dependent on communications and information systems of Ares Management, the parent of our investment adviser and our administrator. In this Annual Report, we sometimes refer to hardware, software, information, communications and artificial intelligence systems or programs maintained by Ares Management and used by us, our investment adviser and our administrator as “our” systems. We also face operational risk from transactions and key data not being properly recorded, evaluated or accounted for with respect to our portfolio companies. In addition, we face operational risk from errors made in the execution, confirmation or settlement of transactions. In particular, our investment adviser is highly dependent on its ability to process and evaluate, on a daily basis, transactions across markets and geographies in a time-sensitive, efficient and accurate manner. Consequently, we and our investment adviser and administrator rely heavily on Ares Management’s financial, accounting and other data processing systems.

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

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by our investment adviser, as the valuation designee, subject to the oversight of our board of directors. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material. Our investment adviser may take into account the following types of factors, if relevant, in determining the fair value of our investments: the enterprise value of a portfolio company (the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time), the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to similar publicly traded securities, changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments would trade in their principal markets and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent sale occurs, our investment adviser considers the pricing indicated by the external event to corroborate its valuation. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). As a result, volatility in the capital markets can also adversely affect our investment valuations. Decreases in the market values or fair values of our investments are recorded as unrealized depreciation. The effect of all of these factors on our portfolio can reduce our net asset value (and, as a result our asset coverage calculation) by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized and/or unrealized losses, which could have a material adverse effect on our business, financial condition or results of operations.

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

In recent years, the macroeconomic environment has experienced uncertainty related to evolving tariff and trade policies, geopolitical tensions, inflationary pressures, labor market shortages and disputes, changes in interest rates, supply chain disruptions, foreign currency fluctuations, and periods of volatility in global capital markets. The risks associated with our and our portfolio companies’ businesses are more severe during periods of economic slowdown or recession.

Many of our portfolio companies may be susceptible to economic downturns or recessions and may be unable to repay our loans during these periods. Therefore, during these periods our non-performing assets may increase and the value of our portfolio may decrease if we are required to write down the values of our investments. Adverse economic conditions may also decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results. We experienced to some extent such effects as a result of past economic downturns, including those occurring during portions of 2020 through 2024 and 2008 through 2009, and may experience such effects again in any future downturn or recession.

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

Additionally, when we invest in first lien senior secured loans (including “unitranche” loans, which are loans that combine both senior and subordinated loans, generally in a first lien position), second lien senior secured loans or subordinated debt, we may acquire warrants or other equity securities as well. Our goal is ultimately to dispose of such equity interests and realize gains upon our disposition of such interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

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

We have entered and may in the future enter into hedging transactions, which may expose us to risks associated with such transactions. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Use of these hedging instruments may include counter-party credit risk.

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

In addition, under Rule 18f-4, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as they become due. Unfunded commitment agreements entered into by a BDC in compliance with this condition will not be considered for purposes of computing asset coverage for purposes of compliance with the Investment Company Act with respect to our use of leverage as well as derivatives and/or other financial contracts.

RISKS RELATING TO OUR COMMON STOCK AND PUBLICLY TRADED NOTES
Our shares of common stock have traded at a discount from net asset value and may do so again, which could limit our ability to raise additional equity capital.

Shares of closed‑end investment companies frequently trade at a market price that is less than the net asset value that is attributable to those shares. This characteristic of closed‑end investment companies is separate and distinct from the risk that our net asset value per share may decline. It is not possible to accurately predict whether any shares of our common stock will trade at, above, or below net asset value. In the past five years, the stocks of BDCs as an industry, including at times shares of our common stock, have traded below net asset value and during much of 2009 traded at near historic lows as a result of concerns over liquidity, leverage restrictions and distribution requirements. See “Risks Relating to Our Business—The capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect the debt and equity capital markets, which may have a negative impact on our business and operations.” When our common stock is trading below its net asset value per share, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining approval for such issuance from our stockholders and our independent directors. Pursuant to approval granted at a special meeting of stockholders held on August 8, 2025, we currently are permitted to sell or otherwise issue shares of our common stock at a price below net asset value, subject to certain limitations and determinations that must be made by our board of directors. Such stockholder approval expires on August 8, 2026.

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

In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions. Certain of the Credit Facilities may also limit our ability to declare dividends if we default under certain provisions. Further, if we invest a greater amount of assets in non-income producing securities, it could reduce the amount available for distribution and may also inhibit our ability to make required interest payments to holders of our debt, which may cause a default under the terms of our debt agreements. Such a default could materially increase our cost of raising capital, as well as cause us to incur penalties under the terms of our debt agreements.

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

• uncertainty regarding U.S. immigration and work permit policies;

•global unrest;

•general economic trends and other external factors; and

•an increase in negative global media coverage relating to the private credit industry.

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
At a special meeting of stockholders held on August 8, 2025, subject to certain determinations required to be made by our board of directors, our stockholders approved our ability to sell or otherwise issue shares of our common stock, in an amount not exceeding 25% of our then outstanding common stock, at a price below the then current net asset value per share during a period that began on August 8, 2025 and expires on August 8, 2026.
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

GENERAL RISK FACTORS

Difficult market and political conditions may adversely affect our businesses in many ways, including by reducing the value or hampering the performance of our investments or reducing our ability to raise or deploy capital, each of which could have a significant adverse effect on our business, financial condition and results of operations.

We are materially affected by conditions in the global financial markets and economic and political conditions throughout the world that are outside our control. These conditions may affect the level and volatility of securities prices and the liquidity and value of our investments, and we may not be able to or may choose not to manage our exposure to these conditions. This could in turn have a significant adverse effect on our business, financial condition and results of operations.

Global financial markets have experienced heightened volatility in recent periods, including as a result of economic and political events in or affecting the world’s major economies, such as the ongoing war between Russia and Ukraine, conflicts in the Middle East and recent U.S. military action in Venezuela. Sanctions imposed by the U.S. and other countries, including in connection with hostilities between Russia and Ukraine and the tensions between China and Taiwan, have caused additional financial market volatility and affected the global economy. Concerns over future increases in inflation, economic recession, as well as interest rate volatility and fluctuations in oil and gas prices resulting from global production and demand levels, as well as geopolitical tension, have exacerbated market volatility. Market volatility has been further exacerbated by social unrest, changes regarding immigration and work permit policies and other political and security concerns both in the United States and across various international regions. Because of interrelationships within the global financial markets, if these issues do not abate, or they worsen or spread, our and our portfolio companies, businesses may be adversely affected both within and outside of the directly affected regions.

Changes in trade policies, including the imposition of new tariffs or increases in existing tariffs between the United States, Mexico, Canada, China or other countries, or reactionary measures in response thereto, including retaliatory tariffs, legal challenges, or currency manipulation, could adversely affect the market conditions in which we and our portfolio companies operate. These factors may affect the level and volatility of credit and securities prices and the liquidity and value of our investments, and we and our portfolio companies may not be able to successfully manage our exposure to these conditions.

In addition, numerous structural dynamics and persistent market trends have exacerbated volatility and market uncertainty. Concerns over significant volatility in the commodities markets, sluggish economic expansion in foreign economies, including continued concerns over growth prospects in China and emerging markets, growing debt loads for certain countries, uncertainty about the consequences of the U.S. and other governments withdrawing monetary stimulus measures, government agency closures, prolonged government shutdowns and speculation about a possible recession all highlight the fact that economic conditions remain unpredictable and volatile. U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns or a recession in the U.S. In recent periods, geopolitical tensions, including between the U.S. and China, have escalated. Further escalation of such tensions and the related imposition of sanctions or other trade barriers may negatively impact the rate of global growth, particularly in China, where growth has slowed. Moreover, there is a risk of both sector-specific and broad-based volatility, corrections and/or downturns in the equity and credit markets. Any of the foregoing could have a significant impact on the markets in which we and our portfolio companies operate and have a significant adverse effect on our business, financial condition and results of operations.

A number of factors have had and may continue to have an adverse impact on credit markets in particular. In 2025, the weakness and the uncertainty regarding the stability of the oil and gas markets resulted in a tightening of credit across multiple sectors. In addition, the Federal Reserve decreased the federal funds rate three times in 2025. Changes in and uncertainty surrounding interest rates may have a material effect on our business, particularly with respect to the cost and availability of financing, which could have a material adverse impact on our business prospects and financial condition. Additionally, the Republican Party currently controls both the executive and legislative branches of the U.S. federal government, which increases the likelihood that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Regulatory changes could result in greater competition from banks and other lenders with which we compete for lending and other investment opportunities.

These and other conditions in the global financial markets and the global economy may result in adverse consequences for us and our portfolio companies, each of which could adversely affect the businesses of us or such portfolio companies, restrict our investment activities, impede our ability to effectively achieve our investment objectives and result in lower returns than we anticipated at the time certain of our investments were made. More specifically, these economic conditions could adversely affect our operating results by causing:

•decreases in the market value of securities, debt instruments or investments held by us;

•illiquidity in the market, which could adversely affect transaction volumes and the pace of realization of our investments or otherwise restrict our ability to realize value from our investments, thereby adversely affecting our ability to generate performance or other income; and

•increases in costs or reduced availability of financial instruments that finance our funds.

During periods of difficult market conditions or slowdowns (which may be across one or more industries, sectors or geographies), companies in which we invest may experience decreased revenues, financial losses, credit rating downgrades, difficulty in obtaining access to financing and increased funding costs. During such periods, these companies may also have difficulty in expanding their businesses and operations and be unable to meet their debt service obligations or other expenses as they become due, including expenses payable to us. Negative financial results in our portfolio companies may reduce the value of our portfolio companies, our net asset value and our investment returns, which could have a material adverse effect on our operating results and cash flow. In addition, such conditions would increase the risk of default with respect to our investments. We may be adversely affected by reduced opportunities to exit and realize value from our investments, by lower than expected returns on investments made prior to the deterioration of the credit markets and by our inability to find suitable investments to effectively deploy capital. This could in turn materially reduce our net asset value and dividends and adversely affect our financial prospects and condition.

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

Security incidents or cyber-attacks, affecting us or our third-party service providers, could adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential, personal or other sensitive information and/or damage to our business relationships or reputation, any of which could negatively impact our business, financial condition and operating results.

The efficient operation of our business is dependent on information systems and technology, including computer hardware and software systems, as well as data processing systems and the secure processing, storage and transmission of information, all of which are potentially vulnerable to security incidents and cyber-attacks, which may include intentional attacks or accidental losses, either of which may result in unauthorized access to, or corruption of, our or our third-party service providers’ hardware, software, or data processing systems, or to our confidential, personal, or other sensitive information. In addition, we, our investment adviser, our administrator, or their employees may be the target of fraudulent emails or other targeted attempts to gain unauthorized access to confidential, personal, or other sensitive information, which are becoming more sophisticated and difficult to detect, particularly as threat actors use artificial intelligence technologies to deploy these attacks. Artificial intelligence tools may also be susceptible to new forms of cyberattacks, such as prompt injection attacks, which may increase our cybersecurity risks where we implement artificial intelligence technologies in our business. Cybersecurity risks are also exacerbated by the rapidly increasing volume of highly sensitive data, including our proprietary business information and intellectual property, personal information of our investment adviser’s employees, our administrator’s employees, their affiliates’ employees, our investors and others, and other sensitive information that Ares collects, processes and stores in its data centers and on its networks or those of its third-party service providers. Many jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal information, with which we and Ares must comply in the event of a security incident or cyber-attack. The result of any security incident or cyber-attack may include disrupted operations, including in our and our investment adviser’s operations, misstated or unreliable financial data, fraudulent transfers or requests for transfers of money, liability for stolen or improperly accessed assets or information (including personal information), fines or penalties, investigations, increased cybersecurity protection and insurance costs, litigation, or damage to our business relationships and reputation, in each case, causing our business and results of operations to suffer or otherwise causing interruptions or malfunctions in our, our investment adviser’s employees’, our administrator’s employees’, their affiliates’ employees’, our investors’, our counterparties’ or third parties’ operations.

Although we are not currently aware of any security incidents or cyber-attacks that, individually or in the aggregate, have materially affected, or would reasonably be expected to materially affect, our operations or financial condition, there has been an increase in the frequency and sophistication of the cyber and security threats that we face, with attacks ranging from those common to businesses generally to more advanced and persistent attacks. Security incidents or cyber-attacks and other security threats could originate from a wide variety of sources, including cyber criminals, nation state hackers, hacktivists and other outside or inside parties, as well as through employee malfeasance. We or our third-party providers may face a heightened risk of a security breach or disruption with respect to confidential, personal or other sensitive information resulting from an attack, including by foreign governments or cyber terrorists. We may be a target for attacks because, as a specialty finance company, we hold confidential and other sensitive information, including price information, about existing and potential investments. Further, we are dependent on third-party vendors for hosting hardware, software and data processing systems that we do not control. We also rely on third-party service providers for certain aspects of our businesses, including for certain information systems, technology and administration of our funds and compliance matters. While we rely on the cybersecurity strategy and policies implemented by Ares, which includes the performance of risk assessments on third-party providers, our reliance on them and their potential reliance on third-party providers removes certain cybersecurity functions from outside of our immediate control, and cyber-attacks on Ares, on us or on our third-party service providers could adversely affect us, our business and our reputation. We cannot guarantee that third parties and infrastructure in Ares’ networks and Ares’ and our partners’ networks have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to Ares’ information technology systems or the third-party information technology systems that support our services. Ares’ and our ability to monitor these third parties’ information security practices is limited, and they may not have adequate information security measures in place. The costs related to cyber-attacks or other security threats or disruptions may not be fully insured or indemnified by others, including by our third-party providers.

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

In addition, cybersecurity is a priority for regulators in the U.S. and around the world. The SEC has adopted rules related to cybersecurity risk management for registered investment advisers, registered investment companies and business development companies. In addition, the SEC requires public companies to disclose material cybersecurity incidents on Form 8-K and provide periodic disclosure regarding their cybersecurity risk management, strategy, and governance in annual reports. In May 2024, the SEC adopted cybersecurity regulations as an amendment to Regulation S-P designed to establish a federal “minimum standard” for covered institutions to adopt an incident response program to govern their response to any unauthorized access of customer information. The adopted rule requires compliance as of December 2025 and applies to us as it includes investment companies and registered investment advisers. The amendments require implementation of written policies and procedures to safeguard customer records and information by imposing notification requirements to affected individuals whose sensitive customer information was or is reasonably likely to have been accessed or used without authorization and other requirements, such as review of incident response programs and having policies and procedures regarding compliance by third-party service providers. With the SEC particularly focused on cybersecurity, we expect increased scrutiny of our and Ares’ policies and systems designed to manage cybersecurity risks and related disclosures. We also may face increased costs to comply with the new SEC rules, including Ares’ increased costs for cybersecurity training and management, a portion of which may be allocated to us. In addition, the SEC has indicated in recent periods that one of its examination priorities for the Office of Compliance Inspections and Examinations is to continue to examine cybersecurity procedures and controls, including testing the implementation of these procedures and controls.

Technological developments in artificial intelligence could disrupt the markets in which we operate and subject us to increased competition, legal and regulatory risks and compliance costs.

Artificial intelligence, including machine learning technology and generative artificial intelligence, is rapidly evolving. While the full extent of current or future risks related thereto is not possible to predict, artificial intelligence could significantly disrupt the business models and markets in which we operate and subject us to increased competition, legal and regulatory risks and compliance costs, any of which could have a material adverse effect on our or our portfolio companies’ business, financial condition and results of operations.

We, our investment adviser and our administrator use and plan to expand our use of artificial intelligence tools and technologies in the operation of our business. In addition, certain of our portfolio companies use and may plan to expand their use of artificial intelligence tools and technologies in the operation of their businesses. These uses come with potential risks, including, but not limited to, generation of inaccurate results, misuse or disclosures of confidential information, infringement of third-party intellectual property rights, potential cybersecurity vulnerabilities, reputational risk, and regulatory burdens. Artificial intelligence models may create outputs that are flawed, inaccurate, biased, or that infringe or misappropriate intellectual property of third parties. The models may also be subject to new or different modes of cyber attacks, including prompt injection attacks, and such attacks may be able to circumvent our cybersecurity tools and processes. To the extent we, our investment adviser, our administrator, or any of our portfolio companies rely on such technologies, these risks could negatively impact us or our portfolio companies. There is also a risk that artificial intelligence tools or applications may be misused by employees and/or third parties engaged by us, our adviser or administrator, or by our portfolio companies. For example, an employee of our adviser may input confidential information, including material non-public information, trade secrets, or personal information, into artificial intelligence technologies in a manner that results in such information becoming part of a dataset that is accessible by third-party artificial intelligence applications and users, including our competitors. Further, we, our adviser or administrator or our portfolio companies may not be able to control how third-party artificial intelligence technologies that we or they choose to use are developed or maintained, or how data we or they input is used or disclosed, even where contractual protections with respect to these matters have been sought. The misuse or misappropriation of our data could have an adverse impact on our reputation and could subject us to legal and regulatory investigations and/or actions. The misuse or misappropriation of data of any of our portfolio companies could have an adverse impact on such businesses reputation and could subject such portfolio company to legal and regulatory investigations and/or actions.

We or our portfolio companies may also be exposed to competitive risks related to the adoption of artificial intelligence or other new technologies by others within our respective industries. If our or our portfolio companies’ competitors are more successful than us or our portfolio companies in the use of artificial intelligence or development of services or products based on artificial intelligence, or we or our portfolio companies do so at a slower pace than others, we or our portfolio companies may be at a competitive disadvantage. In addition, our or our portfolio companies’ investments in technology systems and artificial intelligence may not deliver the benefits we or they expect, which could be costly for our or their respective businesses.

Finally, regulations related to artificial intelligence may also impose on us or our portfolio companies certain obligations and costs related to monitoring and compliance, and we or they could be subject to regulatory actions if we or they are deemed not to have complied.

We are subject to numerous privacy laws, and violation of such laws may subject us to significant fines or penalties, litigation, or reputational damage, and new privacy laws or changes in enforcement of existing privacy laws could impact our business and financial performance.

Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including, the California Consumer Privacy Act (the “CCPA”), the New York SHIELD Act, the General Data Protection Regulation (“GDPR”) and the U.K. GDPR (collectively, “Privacy Laws”). These Privacy Laws and related regulations continue to evolve and may conflict with one another, resulting in compliance challenges. Moreover, to the extent that these laws and regulations or the enforcement of the same become more stringent or change, or if new laws or regulations are enacted, our financial performance or plans for growth may be adversely impacted. In addition, compliance with applicable Privacy Laws may require adhering to stringent legal and operational requirements, which could increase compliance costs for us and our investment adviser and require the dedication of additional time and resources to compliance by us, our investment adviser or Ares. A failure to comply with applicable Privacy Laws could result in fines, sanctions, enforcement actions or other penalties or reputational damage.

Further, significant actual or potential theft, loss, corruption, exposure, fraudulent use or misuse of investor, employee or other personal information, proprietary business data or other sensitive information, whether by third parties or as a result of employee malfeasance or otherwise, non-compliance with our, our investment adviser’s or Ares’ contractual or other legal obligations regarding such data or intellectual property or a violation of Ares’ privacy and security policies with respect to such data could result in significant investigation, remediation and other costs, fines, penalties, litigation or regulatory actions against us and significant reputational harm, any of which could harm our business and results of operations. In May 2024, the SEC adopted cybersecurity regulations as an amendment to Regulation S-P designed to establish a federal “minimum standard” for covered institutions to adopt an incident response program to govern their response to any unauthorized access of customer information. The adopted rule requires compliance as of December 2025 and applies to us as it includes broker-dealers, investment companies and registered investment advisers. The amendments require implementation of written policies and procedures to safeguard customer records and information by imposing notification requirements to affected individuals whose sensitive customer information was or is reasonably likely to have been accessed or used without authorization and other requirements, such as review of incident response programs and having policies and procedures regarding compliance by third party service providers.

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

Item 1B.    Unresolved Staff Comments

None.

Item 1C.    Cybersecurity

Assessment, Identification and Management of Material Risks from Cybersecurity Threats

We rely on the cybersecurity strategy and policies implemented by Ares Management, the parent of both our investment adviser and our administrator. Ares Management’s cybersecurity strategy prioritizes the detection and analysis of, and response to, known, anticipated or unexpected threats, effective management of security risks and resilience against cyber incidents. Ares Management’s enterprise-wide cybersecurity program is aligned to the National Institute of Standards and Technology Cybersecurity Framework. Ares Management’s cybersecurity risk management processes include technical security controls, policy enforcement mechanisms, monitoring systems, tools and related services, which include tools and services from third-party providers, and management oversight to assess, identify and manage risks from cybersecurity threats. Ares Management has implemented and continues to implement risk-based controls designed to prevent, detect and respond to information security threats and we rely on those controls to help us protect our information, our information systems, and the information of our investors and other third parties who entrust us with their sensitive information.

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

The Ares Management cybersecurity risk management and awareness programs include periodic identification and testing of vulnerabilities, regular phishing simulations and annual general cybersecurity awareness and data protection training including for employees of our investment adviser and our administrator. Ares Management also has annual certification requirements for employees, including employees who provide services to us pursuant to our investment advisory and management agreement and our administration agreement with respect to certain policies supporting the cybersecurity program including information security and electronic communications, data protection and privacy. Ares Management undertakes periodic internal security reviews of our information systems and related controls, including systems affecting personal data and the cybersecurity risks of Ares Management’s and our critical third-party service providers and other partners. Ares Management also completes periodic external reviews of its cybersecurity program and practices, which include assessments of relevant data protection practices and targeted attack simulations.

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

Material Impact of Risks from Cybersecurity Threats

We have not experienced an information security breach incident that has materially affected our business strategy, results of operations or financial condition. The expenses we have incurred from information security breach incidents have been immaterial, and we are not aware of any cybersecurity risks that are reasonably likely to materially affect our business. However, future incidents could have a material impact on our business strategy, results of operations or financial condition. For additional discussion of the risks posed by cybersecurity threats, see “Item 1A. Risk Factors— General Risk Factors—Security incidents or cyber-attacks, affecting us or our third-party service providers, could adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential, personal or other sensitive information and/or damage to our business relationships or reputation, any of which could negatively impact our business, financial condition and operating results.”

Oversight of Cybersecurity Risks

Our cybersecurity program is managed by Ares Management’s dedicated internal cybersecurity team, which is responsible for enterprise-wide cybersecurity strategy, policies, standards, engineering, architecture and processes. The team is led by Ares Management’s CISO who has a Master’s degree in Cybersecurity from Brown University and over 25 years of experience advising on and managing risks from cybersecurity threats as well as developing and implementing cybersecurity policies and procedures. The Ares Management CISO reports cybersecurity updates to the Ares Management ERC. The Ares Management ERC is a cross-functional committee that governs and oversees the Ares Management Enterprise Risk Program, including cybersecurity. The Ares Management ERC includes Ares Management’s CEO, Co-Presidents, CFO, General Counsel, Global Chief Compliance Officer, Chief Information Officer, Chief Compliance Officer, and Head of Enterprise Risk, who acts as chairperson of the Ares Management ERC. The Ares Management ERC, through regular consultation with the Ares Management internal cybersecurity team and employees of our investment adviser and administrator, assesses, discusses, and prioritizes Ares Management’s approach to high-level risks, mitigating controls and ongoing cybersecurity efforts.

The audit committee has primary responsibility for oversight and review of guidelines and policies with respect to risk assessment and risk management, including cybersecurity. Periodically, reports are provided to our audit committee as well as our full board of directors, as appropriate, on cybersecurity matters, primarily through presentations by the CISO and the Ares Management Head of Enterprise Risk. Such reporting includes updates on Ares Management’s cybersecurity program as it impacts us, the external threat environment, and Ares Management’s programs to address and mitigate the risks associated with the evolving cybersecurity threat environment. These reports also include updates on Ares Management’s preparedness, prevention, detection, responsiveness and recovery with respect to cyber incidents.

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
The following table sets forth, for each fiscal quarter for the fiscal years ended December 31, 2025 and 2024, the net asset value per share of our common stock, the range of high and low closing sales prices of our common stock, the closing sales price as a premium (discount) to net asset value and the dividends or distributions declared by us.

	Net Asset	Price Range		High Sales Price Premium (Discount) to Net Asset	Low Sales Price Premium (Discount) to Net Asset	Cash Dividend Per
	Value(1)	High	Low	Value(2)	Value(2)	Share(3)
Year ended December 31, 2025
First Quarter	$19.82	$23.81	$21.28	20.13%	7.37%	$0.48
Second Quarter	$19.90	$22.43	$18.91	12.71%	(4.97)%	$0.48
Third Quarter	$20.01	$23.25	$20.41	16.19%	2.00%	$0.48
Fourth Quarter	$19.94	$21.03	$18.90	5.47%	(5.22)%	$0.48
Year ended December 31, 2024
First Quarter	$19.53	$20.82	$19.94	6.61%	2.10%	$0.48
Second Quarter	$19.61	$21.58	$20.24	10.05%	3.21%	$0.48
Third Quarter	$19.77	$21.28	$19.80	7.64%	0.15%	$0.48
Fourth Quarter	$19.89	$22.27	$20.74	11.97%	4.27%	$0.48

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
On January 29, 2026, the last reported closing sales price of our common stock on The NASDAQ Global Select Market was $20.16 per share, which represented a premium of approximately 1.10% to the net asset value per share reported by us as of December 31, 2025.

HOLDERS

As of January 29, 2026, there were 910 holders of record of our common stock (including Cede & Co.).

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

To maintain our RIC status under the Code, we must timely distribute an amount equal to at least 90% of our investment company taxable income (as defined by the Code, which generally includes net ordinary income and net short term capital gains) to our stockholders. In addition, we generally will be required to pay an excise tax equal to 4% on certain undistributed taxable income unless we distribute in a timely manner an amount at least equal to the sum of (i) 98% of our ordinary income recognized during a calendar year and (ii) 98.2% of our capital gain net income, as defined by the Code, recognized during a calendar year and (iii) any income recognized, but not distributed, in preceding years. The taxable income on which we pay excise tax is generally distributed to our stockholders in the next tax year. Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income for distribution in the following year, and pay any applicable excise tax. For the years ended December 31, 2025, 2024 and 2023, we recorded a net excise tax expense of $37 million, $35 million and $23 million, respectively. We cannot assure you that we will achieve results that will permit the payment of any cash distributions. We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a cash dividend, stockholders’ cash dividends will be automatically reinvested in additional shares of our common stock, unless they specifically opt out of the dividend reinvestment plan so as to receive cash dividends. See “Dividend Reinvestment Plan.”

RECENT SALES OF UNREGISTERED EQUITY SECURITIES

We did not sell any securities during the period covered by this Annual Report that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

ISSUER PURCHASES OF EQUITY SECURITIES

Dividend Reinvestment Plan

During the quarter ended December 31, 2025, as a part of our dividend reinvestment plan for our common stockholders, we did not purchase shares of our common stock in the open market in order to satisfy the reinvestment portion of our dividends.

Stock Repurchase Program

In February 2025, our board of directors authorized an amendment to our stock repurchase program to extend the expiration date of the program from February 15, 2025 to February 15, 2026. Under our stock repurchase program, we may repurchase up to $1.0 billion in the aggregate of our outstanding common stock in the open market at certain thresholds below our net asset value per share, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act. The timing, manner, price and amount of any share repurchases will be determined by us, in our sole discretion, based upon an evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors. The stock repurchase program will be in effect through February 15, 2026, unless extended or until the approved dollar amount has been used to repurchase shares. The stock repurchase program does not require us to repurchase any specific number of shares of common stock or any shares of common stock at all. Consequently, we cannot assure stockholders that any specific number of shares of common stock, if any, will be repurchased under the stock repurchase program. As of December 31, 2025, the expiration date of our stock repurchase program was February 15, 2026. The stock repurchase program may be suspended, extended, modified or discontinued at any time. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments,” as well as Note 16 to our consolidated financial statements for the year ended December 31, 2025 for a subsequent event relating to our stock repurchase program.

During the year ended December 31, 2025, there were no repurchases of our common stock under our stock repurchase program. As of December 31, 2025, the approximate dollar value of shares that may yet be purchased under the program was $1.0 billion.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG ARES CAPITAL
CORPORATION, S&P 500 INDEX AND S&P BDC INDEX

Total Return Performance

Index Value ($)
220
200
180
160
140
120
100
80
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Ares Capital
S&P 500 Index
S&P BDC Index

SOURCE:    Bloomberg
NOTES:    Assumes $100 invested on December 31, 2020 in Ares Capital, the S&P 500 Index and the S&P BDC Index. Assumes all dividends are reinvested on the respective dividend payment dates without commissions.

	Dec-20	Dec-21	Dec-22	Dec-23	Dec-24	Dec-25
Ares Capital	100.00	136.18	130.96	157.07	188.17	190.28
S&P 500 Index	100.00	128.71	105.40	133.10	166.40	196.16
S&P BDC Index	100.00	137.42	124.51	158.85	185.23	178.74

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

Stockholder transaction expenses (as a percentage of offering price):
Sales load	—	(1)
Offering expenses	—	(2)
Dividend reinvestment plan expenses	Up to $15.00 Transaction Fee	(3)
Total stockholder transaction expenses paid	—	(4)
Annual expenses (as a percentage of consolidated net assets attributable to common stock)(5):
Base management fee	3.12%	(6)
Income based fee and capital gains incentive fee	2.33%	(7)
Interest payments on borrowed funds	5.69%	(8)
Other expenses	0.67%	(9)
Acquired fund fees and expenses	1.95%	(10)
Total annual expenses	13.76%	(11)
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

(2)The applicable prospectus or prospectus supplement for any offering will disclose the estimated amount of offering expenses, the offering price and the offering expenses borne by us as a percentage of the offering price.

(3)The expenses of the dividend reinvestment plan are included in “Other expenses.” The plan administrator’s fees under the plan are paid by us. If a participant elects by notice to the plan administrator in advance of termination to have the plan administrator sell part or all of the shares held by the plan administrator in the participant’s account and remit the proceeds to the participant, the plan administrator is authorized to deduct a transaction fee of up to $15.00 plus a $0.12 per share fee from the proceeds. See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Issuer Purchases of Equity Securities—Dividend Reinvestment Plan” for more information.

(4)The applicable prospectus or prospectus supplement for any offering will disclose the offering price and the total stockholder transaction expenses as a percentage of the offering price.

(5)The “consolidated net assets attributable to common stock” used to calculate the percentages in this table is our average net assets of $13.9 billion for the year ended December 31, 2025.

(6)Our base management fee is calculated at an annual rate of 1.5% based on the average value of our total assets (other than cash or cash equivalents but including assets purchased with borrowed funds) at the end of the two most recently completed calendar quarters; provided, however, the base management fee is calculated at an annual rate of 1.0% on the average value of our total assets (other than cash or cash equivalents but including assets purchased with borrowed funds) that exceeds the product of (A) 200% and (B) our net asset value at the end of the most recently completed calendar quarter. The 3.12% reflected on the table is higher than 1.5% because it is calculated on our average net assets (rather than our average total assets) for the year ended December 31, 2025. See “Business—Investment Advisory and Management Agreement.”

(7)This item represents our investment adviser’s income based fee and capital gains incentive fee based on the actual income based fee for the year ended December 31, 2025, and adding the capital gains incentive fee expense accrued in accordance with GAAP for the year ended December 31, 2025, even though there was no capital gains incentive fee actually payable under the investment advisory and management agreement as of December 31, 2025.

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

For purposes of this table, we have assumed that these fees will be payable (in the case of the capital gains incentive fee) and that they will remain constant, although they are based on our performance and will not be paid unless we achieve certain goals. We expect to invest or otherwise utilize all of the net proceeds from securities registered under our registration statement pursuant to a particular prospectus supplement within three months of the date of the offering pursuant to such prospectus supplement and may have capital gains and interest income that could result in the payment of these fees to our investment adviser in the first year after completion of such offerings. Since our IPO through December 31, 2025, the average quarterly fees accrued related to the income based fee and capital gains incentive fee (including capital gains incentive fee accrued under GAAP even though they may not be payable) have been approximately 0.68% of our weighted average net assets for such period (2.71% on an annualized basis). For more detailed information about income based fee and capital gains incentive fee previously incurred by us, please see Note 3 to our consolidated financial statements for the year ended December 31, 2025.

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

See “Business—Investment Advisory and Management Agreement.”

(8)“Interest payments on borrowed funds” represents our interest expenses estimated based on our actual interest and credit facility expenses incurred for the year ended December 31, 2025, which includes the impact of interest rate swaps. During the year ended December 31, 2025, our average outstanding borrowings were approximately $14.7 billion and cash paid for interest expense was $750 million. We had outstanding borrowings of approximately $16.0 billion (with a carrying value of approximately $16.0 billion) as of December 31, 2025. This item is based on the assumption that our borrowings and interest costs after an offering will remain similar to those prior to such offering. The amount of leverage that we may employ at any particular time will depend on, among other things, our investment adviser’s and our board of directors’ assessment of market and other factors at the time of any proposed borrowing. See “Risk Factors—Risks Relating to Our Business—We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.” We are currently allowed to borrow amounts such that our asset coverage, as calculated pursuant to the Investment Company Act, equals at least 150% after such borrowing (i.e., we are able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us). See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources.”

(9)Includes our overhead expenses, including payments under our administration agreement based on our allocable portion of overhead and other expenses incurred by Ares Operations in performing its obligations under the administration agreement, and income taxes. Such expenses are estimated based on actual “Other expenses” for the year ended December 31, 2025. The holders of shares of our common stock (and not the holders of our debt securities or preferred stock, if any) indirectly bear the cost associated with our annual expenses. See “Business—Administration Agreement.”

(10)Our stockholders indirectly bear the expenses of underlying funds or other investment vehicles that would be investment companies under section 3(a) of the Investment Company Act but for the exceptions to that definition provided for in sections 3(c)(1) and 3(c)(7) of the Investment Company Act (“Acquired Funds”) in which we invest. This amount is estimated based on the estimated annual fees and operating expenses of Acquired Funds in which we are invested as of December 31, 2025. Certain of these Acquired Funds are subject to management fees, which generally range from 1% to 2.5% of total net assets, or incentive fees, which generally range between 15% and 25% of net profits. When applicable, fees and operating expenses estimates are based on historic fees and operating expenses for the Acquired Funds. For those Acquired Funds with little or no operating history, fees and operating expenses are estimates based on expected fees and operating expenses stated in the Acquired Funds’ offering memorandum, private placement memorandum or other similar communication without giving effect to any performance. Future fees and operating expenses for these Acquired Funds may be substantially higher or lower because certain fees and operating expenses are based on the performance of the Acquired Funds, which may fluctuate over time. This amount also includes an estimate of the annual fees and operating expenses of the SDLP. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio and Investment Activity—Senior Direct Lending Program” and Note 4 to our consolidated financial statements for the year ended December 31, 2025 for more information on the SDLP. The annual fees and operating expenses of the SDLP were estimated based on the funded portfolio of the SDLP as of December 31, 2025 and include interest payments on the senior notes and intermediate funding notes provided by Varagon and its clients, which represent 94% of such expenses.

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

	1 year	3 years	5 years	10 years
You would pay the following expenses on a $1,000 common stock investment, assuming a 5% annual return (none of which is subject to the capital gains incentive fee)(1)	$(117)	$(328)	$(512)	$(874)
You would pay the following expenses on a $1,000 common stock investment, assuming a 5% annual return resulting entirely from net realized capital gains (all of which is subject to the capital gains incentive fee)(2)	$(127)	$(355)	$(552)	$(932)
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

This example and the expenses in the table above should not be considered a representation of our future expenses as actual expenses (including the cost of debt, if any, and other expenses) that we incur in the future may be greater or less than those shown.

SENIOR SECURITIES
(dollar amounts in millions, except per unit data)
Information about our senior securities (including preferred stock, debt securities and other indebtedness) is shown in the following tables as of the end of the last ten fiscal years. The report of our independent registered public accounting firm, KPMG LLP, on the senior securities table as of December 31, 2025, is attached as an exhibit to this Annual Report on Form 10-K. The “-” indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Revolving Credit Facility
Fiscal 2025	$2,028	$1,893	$—	N/A
Fiscal 2024	1,113	1,962	—	N/A
Fiscal 2023	1,413	1,937	—	N/A
Fiscal 2022	2,246	1,772	—	N/A
Fiscal 2021	1,507	1,792	—	N/A
Fiscal 2020	1,180	1,824	—	N/A
Fiscal 2019	2,250	2,042	—	N/A
Fiscal 2018	1,064	2,362	—	N/A
Fiscal 2017	395	2,415	—	N/A
Fiscal 2016	571	2,296	—	N/A
Revolving Funding Facility
Fiscal 2025	$1,234	$1,893	$—	N/A
Fiscal 2024	1,065	1,962	—	N/A
Fiscal 2023	863	1,937	—	N/A
Fiscal 2022	800	1,772	—	N/A
Fiscal 2021	762	1,792	—	N/A
Fiscal 2020	1,027	1,824	—	N/A
Fiscal 2019	638	2,042	—	N/A
Fiscal 2018	520	2,362	—	N/A
Fiscal 2017	600	2,415	—	N/A
Fiscal 2016	155	2,296	—	N/A
SMBC Funding Facility
Fiscal 2025	$563	$1,893	$—	N/A
Fiscal 2024	502	1,962	—	N/A
Fiscal 2023	401	1,937	—	N/A
Fiscal 2022	451	1,772	—	N/A
Fiscal 2021	401	1,792	—	N/A
Fiscal 2020	453	1,824	—	N/A
Fiscal 2019	301	2,042	—	N/A
Fiscal 2018	245	2,362	—	N/A
Fiscal 2017	60	2,415	—	N/A
Fiscal 2016	105	2,296	—	N/A
BNP Funding Facility
Fiscal 2025	$717	$1,893	$—	N/A
Fiscal 2024	889	1,962	—	N/A
Fiscal 2023	575	1,937	—	N/A
Fiscal 2022	245	1,772	—	N/A
Fiscal 2021	—	1,792	—	N/A

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Fiscal 2020	150	1,824	—	N/A
SBA Debentures
Fiscal 2017	$—	$—	$—	N/A
Fiscal 2016	25	2,296	—	N/A
April 2036 CLO Notes(5)
Fiscal 2025	$476	$1,893	$—	N/A
Fiscal 2024	476	1,962	—	N/A
October 2036 CLO Secured Loans(5)
Fiscal 2025	$544	$1,893	$—	N/A
Fiscal 2024	544	1,962	—	N/A
January 2038 CLO Notes(5)
Fiscal 2025	$700	$1,893	$—	N/A
2017 Convertible Notes
Fiscal 2016	$163	$2,296	$—	N/A
2018 Convertible Notes
Fiscal 2017	$270	$2,415	$—	N/A
Fiscal 2016	270	2,296	—	N/A
2019 Convertible Notes
Fiscal 2018	$300	$2,362	$—	N/A
Fiscal 2017	300	2,415	—	N/A
Fiscal 2016	300	2,296	—	N/A
2022 Convertible Notes
Fiscal 2021	$388	$1,792	$—	N/A
Fiscal 2020	388	1,824	—	N/A
Fiscal 2019	388	2,042	—	N/A
Fiscal 2018	388	2,362	—	N/A
Fiscal 2017	388	2,415	—	N/A
2024 Convertible Notes
Fiscal 2023	$403	$1,937	$—	N/A
Fiscal 2022	403	1,772	—	N/A
Fiscal 2021	403	1,792	—	N/A
Fiscal 2020	403	1,824	—	N/A
Fiscal 2019	403	2,042	—	N/A
2018 Notes
Fiscal 2017	$750	$2,415	$—	N/A
Fiscal 2016	750	2,296	—	N/A
2020 Notes
Fiscal 2018	$600	$2,362	$—	N/A
Fiscal 2017	600	2,415	—	N/A
Fiscal 2016	600	2,296	—	N/A
2022 Notes
Fiscal 2020	$600	$1,824	$—	N/A
Fiscal 2019	600	2,042	—	N/A
Fiscal 2018	600	2,362	—	N/A
Fiscal 2017	600	2,415	—	N/A

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Fiscal 2016	600	2,296	—	N/A
October 2022 Notes
Fiscal 2016	$183	$2,296	$—	$1,017
2023 Notes
Fiscal 2022	$750	$1,772	$—	N/A
Fiscal 2021	750	1,792	—	N/A
Fiscal 2020	750	1,824	—	N/A
Fiscal 2019	750	2,042	—	N/A
Fiscal 2018	750	2,362	—	N/A
Fiscal 2017	750	2,415	—	N/A
June 2024 Notes
Fiscal 2023	$900	$1,937	$—	N/A
Fiscal 2022	900	1,772	—	N/A
Fiscal 2021	900	1,792	—	N/A
Fiscal 2020	900	1,824	—	N/A
Fiscal 2019	900	2,042	—	N/A
March 2025 Notes
Fiscal 2024	$600	$1,962	$—	N/A
Fiscal 2023	600	1,937	—	N/A
Fiscal 2022	600	1,772	—	N/A
Fiscal 2021	600	1,792	—	N/A
Fiscal 2020	600	1,824	—	N/A
Fiscal 2019	600	2,042	—	N/A
Fiscal 2018	600	2,362	—	N/A
July 2025 Notes
Fiscal 2024	$1,250	$1,962	$—	N/A
Fiscal 2023	1,250	1,937	—	N/A
Fiscal 2022	1,250	1,772	—	N/A
Fiscal 2021	1,250	1,792	—	N/A
Fiscal 2020	750	1,824	—	N/A
January 2026 Notes
Fiscal 2025	$1,150	$1,893	$—	N/A
Fiscal 2024	1,150	1,962	—	N/A
Fiscal 2023	1,150	1,937	—	N/A
Fiscal 2022	1,150	1,772	—	N/A
Fiscal 2021	1,150	1,792	—	N/A
Fiscal 2020	1,150	1,824	—	N/A
July 2026 Notes
Fiscal 2025	$1,000	$1,893	$—	N/A
Fiscal 2024	1,000	1,962	—	N/A
Fiscal 2023	1,000	1,937	—	N/A
Fiscal 2022	1,000	1,772	—	N/A
Fiscal 2021	1,000	1,792	—	N/A
January 2027 Notes
Fiscal 2025	$900	$1,893	$—	N/A

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Fiscal 2024	900	1,962	—	N/A
Fiscal 2023	900	1,937	—	N/A
June 2027 Notes
Fiscal 2025	$500	$1,893	$—	N/A
Fiscal 2024	500	1,962	—	N/A
Fiscal 2023	500	1,937	—	N/A
Fiscal 2022	500	1,772	—	N/A
June 2028 Notes
Fiscal 2025	$1,250	$1,893	$—	N/A
Fiscal 2024	1,250	1,962	—	N/A
Fiscal 2023	1,250	1,937	—	N/A
Fiscal 2022	1,250	1,772	—	N/A
Fiscal 2021	1,250	1,792	—	N/A
March 2029 Notes
Fiscal 2025	$1,000	$1,893	$—	N/A
Fiscal 2024	1,000	1,962	—	N/A
July 2029 Notes
Fiscal 2025	$850	$1,893	$—	N/A
Fiscal 2024	850	1,962	—	N/A
September 2030 Notes
Fiscal 2025	$750	$1,893	$—	N/A
January 2031 Notes
Fiscal 2025	$650	$1,893	$—	N/A
November 2031 Notes
Fiscal 2025	$700	$1,893	$—	N/A
Fiscal 2024	700	1,962	—	N/A
Fiscal 2023	700	1,937	—	N/A
Fiscal 2022	700	1,772	—	N/A
Fiscal 2021	700	1,792	—	N/A
March 2032 Notes
Fiscal 2025	$1,000	$1,893	$—	N/A
2047 Notes
Fiscal 2020	$230	$1,824	$—	$1,013
Fiscal 2019	230	2,042	—	1,033
Fiscal 2018	230	2,362	—	1,013
Fiscal 2017	230	2,415	—	1,021
Fiscal 2016	230	2,296	—	1,015
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

(5)Excludes the April 2036 CLO Subordinated Notes, the October 2036 CLO Subordinated Notes and the January 2038 CLO Subordinated Notes, which were retained by us and, as such, eliminated in consolidation.

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

•political and regulatory conditions that contribute to uncertainty and market volatility including the impact of any prolonged U.S. government shutdown as well as the legislative, regulatory, trade, immigration and other policies associated with the current U.S. presidential administration;

•the impact of supply chain constraints on our portfolio companies and the global economy;

•uncertainty surrounding global financial stability;

•ongoing conflicts in the Middle East, recent U.S. military action in Venezuela, and the Russia-Ukraine war, including the potential for volatility in energy prices and other commodities and their impact on the industries in which we invest;

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

Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We invest primarily in first lien senior secured loans (including “unitranche” loans, which are loans that combine both senior and subordinated loans, generally in a first lien position) and second lien senior secured loans. In addition to senior secured loans, we also invest in subordinated loans (sometimes referred to as mezzanine debt) and preferred equity.

To a lesser extent, we also make common equity investments, which have generally been non-control equity investments of less than $20 million (usually in conjunction with a concurrent debt investment). However, we may increase the size or change the nature of these investments.

Since our initial public offering (“IPO”) on October 8, 2004 through December 31, 2025, our exited investments resulted in an asset level realized gross internal rate of return to us of approximately 13% (based on original cash invested, net of syndications, of approximately $55.7 billion and total proceeds from such exited investments of approximately $71.7 billion). Internal rate of return is the discount rate that makes the net present value of all cash flows related to a particular investment equal to zero. Internal rate of return is gross of expenses related to investments as these expenses are not allocable to specific investments. Investments are considered to be exited when the original investment objective has been achieved through the receipt of cash and/or non-cash consideration upon the repayment of a debt investment or sale of an investment or through the determination that no further consideration was collectible and, thus, a loss may have been realized.

Additionally, since our IPO on October 8, 2004 through December 31, 2025, our realized gains have exceeded our realized losses by approximately $1.0 billion (excluding a one-time gain on the acquisition of Allied Capital Corporation in April 2010 (the “Allied Acquisition”), income tax expense on net realized gains, and realized gains/losses from the extinguishment of debt and other transactions). For the same time period, our average annualized net realized gain rate was approximately 0.8% (excluding a one-time gain on the Allied Acquisition, income tax expense on net realized gains, and realized gains/losses from the extinguishment of debt and other transactions). Net realized gain/loss rates for a particular period are the amount of net realized gains/losses during such period divided by the average quarterly investments at amortized cost in such period.

Information included herein regarding internal rates of return, realized gains and losses and annualized net realized gain rates are historical results relating to our past performance and are not necessarily indicative of future results, the achievement of which cannot be assured.

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities and indebtedness of private U.S. companies and certain public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. We also may invest up to 30% of our portfolio in non-qualifying assets, as permitted by the Investment Company Act. Specifically, as part of this 30% basket, we may invest in entities that are not considered “eligible portfolio companies” (as defined in the Investment Company Act), including companies located outside of the United States, entities that are operating pursuant to certain exceptions under the Investment Company Act, and publicly traded entities whose public equity market capitalization exceeds the levels provided for under the Investment Company Act. In addition, we, our investment adviser and certain of our affiliates have received an order from the SEC that permits us and other BDCs and registered closed-end management investment companies managed by Ares Management to co-invest in portfolio companies with each other and with other affiliated investment entities (the “Co-Investment Exemptive Order”). As required by the Co-Investment Exemptive Order, we have adopted, and our board of directors has approved, policies and procedures reasonably designed to ensure compliance with the terms of the Co-Investment Exemptive Order, and our investment adviser and our Chief Compliance Officer will provide reporting to our board of directors. Co-investments made under the Co-Investment Exemptive Order are subject to compliance with certain conditions and other requirements, which could limit our ability to participate in co-investment transactions. As a result of investments permitted by the Co-Investment Exemptive Order, there could be significant overlap in our investment portfolio and the investment portfolio of affiliated Ares Management entities that can rely on the Co-Investment Exemptive Order and have an investment objective similar to ours. We may also otherwise co-invest with funds managed by Ares Management or any of its downstream affiliates, subject to compliance with existing regulatory guidance, applicable regulations and our investment adviser’s allocation policy.

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

MACROECONOMIC ENVIRONMENT

In 2025, U.S. leveraged corporate credit markets delivered positive total returns, supported by growing U.S. gross domestic product and consumer spending, stable inflation and historically low unemployment. These tailwinds were partially offset by slower job growth and increased uncertainty related to tariff policies and risks from various geopolitical developments. Although future economic growth in the U.S. is expected to slow relative to 2024 levels, the U.S debt and equity markets have shown strength as the Federal Reserve’s anticipated accommodative monetary policies are expected to support overall economic activity.

PORTFOLIO AND INVESTMENT ACTIVITY

Our investment activity for the years ended December 31, 2025 and 2024 is presented below.

	For the Years Ended December 31,
(dollar amounts in millions)	2025	2024
New investment commitments(1):
New portfolio companies	$7,185	$4,418
Existing portfolio companies	8,590	10,663
Total new investment commitments(2)	$15,775	$15,081
Less:
Investment commitments exited(3)	(12,106)	(10,103)
Net investment commitments	$3,669	$4,978
Principal amount of investments funded:
First lien senior secured loans(4)	$11,593	$11,269
Second lien senior secured loans	254	172
Subordinated certificates of the SDLP(5)	196	211
Senior subordinated loans	428	281
Preferred equity	187	148
Ivy Hill Asset Management, L.P.(6)	812	412
Other equity	394	374
Total	$13,864	$12,867
Principal amount of investments sold or repaid:
First lien senior secured loans(4)	$9,096	$6,054
Second lien senior secured loans	723	2,120
Subordinated certificates of the SDLP(5)	362	271
Senior subordinated loans	168	241
Preferred equity	513	298
Ivy Hill Asset Management, L.P.(6)	282	474
Other equity	446	188
Total	$11,590	$9,646
Number of new investment commitments(7)	321	293
Average new investment commitment amount	$49	$51
Weighted average term for new investment commitments (in months)	71	74
Percentage of new investment commitments at floating rates	93%	94%
Percentage of new investment commitments at fixed rates	4%	3%
Weighted average yield of debt and other income producing securities(8):
Funded during the period at amortized cost	9.7%	10.6%
Funded during the period at fair value(9)	9.7%	10.7%
Exited or repaid during the period at amortized cost	10.1%	11.8%
Exited or repaid during the period at fair value(9)	10.1%	12.0%
_______________________________________________________________________________

(1)New investment commitments include new agreements to fund revolving loans or delayed draw loans. See Note 7 to our consolidated financial statements for the year ended December 31, 2025 for more information on our commitments to fund revolving loans or delayed draw loans.

(2)Includes both funded and unfunded commitments. Of these new investment commitments, we funded $11.4 billion and $11.8 billion for the years ended December 31, 2025 and 2024, respectively.

(3)Includes both funded and unfunded commitments. For the years ended December 31, 2025 and 2024, investment commitments exited included exits of unfunded commitments of $1.7 billion and $1.3 billion, respectively.

(4)For the years ended December 31, 2025 and 2024, net fundings (repayments) of first lien secured revolving loans were $20 million and $(68) million, respectively.

(5)See “Senior Direct Lending Program” below and Note 4 to our consolidated financial statements for the year ended December 31, 2025 for more information on the SDLP (as defined below).

(6)Includes our subordinated loan to and equity investments in IHAM (as defined below), as applicable. See “Ivy Hill Asset Management, L.P.” below and Note 4 to our consolidated financial statements for the year ended December 31, 2025 for more information on IHAM.

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

(9)Represents fair value for investments in the portfolio as of the most recent prior quarter end, if applicable.

As of December 31, 2025 and 2024, our investments consisted of the following:

	As of December 31,
	2025		2024
(in millions)	Amortized Cost(1)	Fair Value	Amortized Cost(1)	Fair Value
First lien senior secured loans(2)	$18,103	$17,858	$15,519	$15,179
Second lien senior secured loans	1,558	1,487	1,935	1,847
Subordinated certificates of the SDLP(3)	1,103	1,117	1,263	1,192
Senior subordinated loans	1,690	1,585	1,384	1,351
Preferred equity	2,597	2,475	2,667	2,649
Ivy Hill Asset Management, L.P.(4)	2,231	2,434	1,701	1,915
Other equity	1,968	2,529	1,905	2,587
Total	$29,250	$29,485	$26,374	$26,720
_______________________________________________________________________________

(1)The amortized cost represents the original cost adjusted for any accretion of discounts, amortization of premiums and payment-in-kind (“PIK”) interest or dividends.

(2)First lien senior secured loans include certain loans that we classify as “unitranche” loans. The total amortized cost and fair value of the loans that we classified as “unitranche” loans were $11.3 billion and $11.2 billion, respectively, as of December 31, 2025, and $8.8 billion and $8.6 billion, respectively, as of December 31, 2024.

(3)The proceeds from these certificates were applied to co-investments with Varagon Capital Partners (“Varagon”) and its clients to fund first lien senior secured loans to 39 and 20 different borrowers as of December 31, 2025 and 2024, respectively.

(4)Includes our subordinated loan to and equity investments in IHAM, as applicable.

We have commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to fund which are at (or substantially at) our discretion. Our commitment to fund delayed draw loans is triggered upon the satisfaction of certain pre-negotiated terms and conditions. Generally, the most significant and uncertain term requires the borrower to satisfy a specific use of proceeds covenant. The use of proceeds covenant typically requires the borrower to use the additional loans for the specific purpose of a permitted acquisition or permitted investment, for example. In addition to the use of proceeds covenant, the borrower is generally required to satisfy additional negotiated covenants (including specified leverage levels). We are also party to subscription agreements to fund equity investments. See Note 7 to our consolidated financial statements for the year ended December 31, 2025 for more information on our unfunded commitments, including commitments to issue letters of credit, related to certain of our portfolio companies.

The weighted average yields at amortized cost and fair value of the following portions of our portfolio as of December 31, 2025 and 2024 were as follows:

	As of December 31,
	2025		2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt and other income producing securities(1)	10.3%	10.3%	11.1%	11.2%
Total portfolio(2)	9.4%	9.3%	10.0%	9.9%
First lien senior secured loans(3)	9.1%	9.2%	9.9%	10.1%
Second lien senior secured loans(3)	10.2%	10.7%	12.1%	12.7%
Subordinated certificates of the SDLP(3)(6)	13.2%	13.0%	12.4%	13.2%
Senior subordinated loans(3)	10.5%	11.0%	11.9%	12.2%
Ivy Hill Asset Management L.P.(4)	17.2%	15.3%	16.7%	14.8%
Other income producing equity securities(5)	11.0%	11.3%	11.3%	11.5%
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

Investment grade	Description
4	Involves the least amount of risk to our initial cost basis. The trends and risk factors for this investment since origination or acquisition are generally favorable, which may include the performance of the portfolio company or a potential exit.
3	Involves a level of risk to our initial cost basis that is similar to the risk to our initial cost basis at the time of origination or acquisition. This portfolio company is generally performing as expected and the risk factors to our ability to ultimately recoup the cost of our investment are neutral to favorable. All investments or acquired investments in new portfolio companies are initially assessed a grade of 3.
2	Indicates that the risk to our ability to recoup the initial cost basis of such investment has increased materially since origination or acquisition, including as a result of factors such as declining performance and non-compliance with debt covenants; however, payments are generally not more than 120 days past due. For investments graded 2, our investment adviser enhances its level of scrutiny over the monitoring of such portfolio company.
1	Indicates that the risk to our ability to recoup the initial cost basis of such investment has substantially increased since origination or acquisition, and the portfolio company likely has materially declining performance. For debt investments with an investment grade of 1, most or all of the debt covenants are out of compliance and payments are substantially delinquent. For investments graded 1, it is anticipated that we will not recoup our initial cost basis and may realize a substantial loss of our initial cost basis upon exit. For investments graded 1, our investment adviser enhances its level of scrutiny over the monitoring of such portfolio company.

Set forth below is the grade distribution of our portfolio companies as of December 31, 2025 and 2024:

	As of December 31,
	2025				2024
(dollar amounts in millions)	Fair Value	%	Number of Companies	%	Fair Value	%	Number of Companies	%
Grade 4	$5,040	17.1%	65	10.8%	$4,792	17.9%	64	11.6%
Grade 3	23,322	79.1	486	80.6	21,156	79.2	432	78.6
Grade 2	675	2.3	27	4.5	513	1.9	31	5.6
Grade 1	448	1.5	25	4.1	259	1.0	23	4.2
Total	$29,485	100.0%	603	100.0%	$26,720	100.0%	550	100.0%

As of December 31, 2025 and 2024, the weighted average grade of the investments in our portfolio at fair value was 3.1 and 3.1, respectively.

As of December 31, 2025 and 2024, loans on non-accrual status represented 1.8% of the total investments at amortized cost (or 1.2% at fair value) and 1.7% at amortized cost (or 1.0% at fair value), respectively.

Ivy Hill Asset Management, L.P.

Ivy Hill Asset Management, L.P. (“IHAM”), our wholly owned portfolio company, is an asset manager and an SEC-registered investment adviser. As of December 31, 2025, IHAM had assets under management of approximately $14.6 billion. As of December 31, 2025, IHAM managed 23 vehicles (the “IHAM Vehicles”). IHAM earns fee income from managing the IHAM Vehicles and has also invested in certain of these vehicles as part of its business strategy. The amortized cost of IHAM’s total investments as of December 31, 2025 and 2024 was $3,190 million and $2,237 million, respectively. For the years ended December 31, 2025 and 2024, IHAM had management and incentive fee income of $52 million and $53 million, respectively, and other investment-related income of $282 million and $344 million, respectively, which included net realized gains or losses on investments and other transactions.

 The amortized cost and fair value of our investments in IHAM as of December 31, 2025 and 2024 were as follows:

	As of December 31,
	2025		2024
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Subordinated loan(1)	$530	$530	$—	$—
Equity	1,701	1,904	1,701	1,915
Total investment in IHAM	$2,231	$2,434	$1,701	$1,915
_______________________________________________________________________________

(1)We have provided a commitment to fund up to $750 million and $500 million, as of December 31, 2025 and 2024, respectively, to IHAM, with availability of funding solely at our discretion.

The interest income and dividend income that we earned from IHAM for the years ended December 31, 2025 and 2024 were as follows:

	For the Years Ended December 31,
(in millions)	2025	2024
Interest income	$8	$2
Dividend income	$292	$285

From time to time, IHAM or certain IHAM Vehicles may purchase investments from, or sell investments to, us. For any such sales or purchases by the IHAM Vehicles to or from us, the IHAM Vehicle must obtain approval from third parties unaffiliated with us or IHAM, as applicable. During the years ended December 31, 2025 and 2024, IHAM or certain of the IHAM Vehicles purchased $3.7 billion and $759 million, respectively, of loans from us. For the years ended December 31, 2025 and 2024, we recognized approximately $0 million and $1 million of net realized losses, respectively, from these sales. During the year ended December 31, 2025, neither IHAM nor any IHAM Vehicles sold any investments to us. During the year ended December 31, 2024, IHAM or certain IHAM vehicles sold $32 million of investments to us.

The yields at amortized cost and fair value of our investments in IHAM as of December 31, 2025 and 2024 were as follows:

	As of December 31,
	2025		2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Subordinated loan	10.3%	10.3%	—%	—%
Equity(1)	17.2%	15.3%	16.7%	14.8%
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

Selected Financial Information

Pursuant to Rule 4-08(g) of Regulation S-X, selected financial information of IHAM, in conformity with U.S. generally accepted accounting principles (“GAAP”), as of and for the years ended December 31, 2025 and 2024 are presented below.

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

	As of December 31, 2025
(in millions)	IHAM	Consolidated IHAM Vehicles(1)	Eliminations	Consolidated
Selected Balance Sheet Information:
Assets
Investments at fair value(2)	$3,108	$11,504	$(3,013)	$11,599
Cash and cash equivalents	10	597	—	607
Other assets	93	146	(82)	157
Total assets	$3,211	$12,247	$(3,095)	$12,363

Liabilities
Debt	$893	$8,622	$—	$9,515
Subordinated note from ARCC	531	—	—	531
Subordinated notes(3)	—	1,277	(941)	336
Other liabilities	20	311	(18)	313
Total liabilities	1,444	10,210	(959)	10,695
Equity
Contributed capital	1,701	—	—	1,701
Accumulated earnings	148	—	—	148
Net unrealized losses on investments and foreign currency transactions(4)	(82)	—	—	(82)
Non-controlling interests in Consolidated IHAM Vehicles(5)	—	2,037	(2,136)	(99)
Total equity	1,767	2,037	(2,136)	1,668
Total liabilities and equity	$3,211	$12,247	$(3,095)	$12,363

	As of December 31, 2024
(in millions)	IHAM	Consolidated IHAM Vehicles(1)	Eliminations	Consolidated
Selected Balance Sheet Information:
Assets
Investments at fair value(2)	$2,160	$8,098	$(2,086)	$8,172
Cash and cash equivalents	9	967	—	976
Other assets	60	122	(54)	128
Total assets	$2,229	$9,187	$(2,140)	$9,276

Liabilities
Debt	$406	$6,550	$—	$6,956
Subordinated notes(3)	—	1,025	(714)	311
Other liabilities	16	266	(13)	269
Total liabilities	422	7,841	(727)	7,536
Equity
Contributed capital	1,700	—	—	1,700
Accumulated earnings	186	—	—	186
Net unrealized losses on investments and foreign currency transactions(4)	(79)	—	—	(79)
Non-controlling interests in Consolidated IHAM Vehicles(5)	—	1,346	(1,413)	(67)
Total equity	1,807	1,346	(1,413)	1,740
Total liabilities and equity	$2,229	$9,187	$(2,140)	$9,276
____________________________________

(1)Consolidated for GAAP purposes only.

(2)The determination of such fair value is determined in accordance with IHAM’s valuation process (separate and apart from our valuation process described elsewhere herein). The amortized cost of IHAM’s total investments as of December 31, 2025 and 2024 was $3,190 million and $2,237 million, respectively. The amortized cost of the total investments of IHAM on a consolidated basis as of December 31, 2025 and 2024 was $11,766 million and $8,343 million, respectively.

(3)Subordinated notes generally represent the most junior capital in certain of the Consolidated IHAM Vehicles and effectively represent equity in such vehicles.

(4)As of December 31, 2025 and 2024, net unrealized losses of $85 million and $70 million, respectively, have been eliminated upon consolidation and the elimination is included in “non-controlling interests in Consolidated IHAM Vehicles” in the selected balance sheet information.

(5)Non-controlling interests in Consolidated IHAM Vehicles includes net unrealized depreciation in the Consolidated IHAM Vehicles of $167 million and $171 million as of December 31, 2025 and 2024, respectively.

	For the Year Ended December 31, 2025
(in millions)	IHAM	Consolidated IHAM Vehicles(1)	Eliminations	Consolidated
Selected Statement of Operations Information:
Revenues
Investment income	$310	$930	$(304)	$936
Management fees and other income	52	11	(51)	12
Total revenues	362	941	(355)	948
Expenses
Interest expense	64	487	—	551
Distributions to subordinated notes	—	147	(105)	42
Management fees and other expenses	17	59	(51)	25
Total expenses	81	693	(156)	618
Net operating income	281	248	(199)	330
Net realized losses on investments and foreign currency	(28)	(99)	18	(109)
Net realized gains (losses) on extinguishment of debt	—	21	(23)	(2)
Net unrealized gains (losses) on investments, foreign currency and other transactions	(3)	(13)	16	—
Total net realized and unrealized losses on investments, foreign currency and other transactions	(31)	(91)	11	(111)
Net income	250	157	(188)	219
Less: Net income (loss) attributable to non-controlling interests in Consolidated IHAM Vehicles	—	157	(188)	(31)
Net income attributable to Ivy Hill Asset Management, L.P.	$250	$—	$—	$250

	For the Year Ended December 31, 2024
(in millions)	IHAM	Consolidated IHAM Vehicles(1)	Eliminations	Consolidated
Selected Statement of Operations Information:
Revenues
Investment income	$344	$1,014	$(337)	$1,021
Management fees and other income	53	12	(50)	15
Total revenues	397	1,026	(387)	1,036
Expenses
Interest expense	37	564	—	601
Distributions to subordinated notes	—	207	(152)	55
Management fees and other expenses	15	61	(50)	26
Total expenses	52	832	(202)	682
Net operating income	345	194	(185)	354
Net realized gains (losses) on investments and foreign currency	—	(132)	(4)	(136)
Net realized gain on extinguishment of debt	—	1	2	3
Net unrealized gains (losses) on investments, foreign currency and other transactions	(64)	62	57	55
Total net realized and unrealized losses on investments, foreign currency and other transactions	(64)	(69)	55	(78)
Net income	281	125	(130)	276
Less: Net income (loss) attributable to non-controlling interests in Consolidated IHAM Vehicles	—	125	(130)	(5)
Net income attributable to Ivy Hill Asset Management, L.P.	$281	$—	$—	$281
____________________________________
(1)Consolidated for GAAP purposes only.

Senior Direct Lending Program

We have established a joint venture with Varagon to make certain first lien senior secured loans, including certain stretch senior and unitranche loans, primarily to U.S. middle-market companies. The joint venture is called the Senior Direct Lending Program, LLC (d/b/a the “Senior Direct Lending Program” or the “SDLP”). In July 2016, we and Varagon and its clients completed the initial funding of the SDLP. We, and other BDCs, registered closed-end management investment companies and other affiliated investment entities managed by our investment adviser or its affiliates, may directly co-invest with the SDLP in accordance with the terms of the Co-Investment Exemptive Order. The SDLP is capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of the SDLP, including co-investment transactions made by the SDLP in accordance with the terms of the Co-Investment Order, must be approved by an investment committee of the SDLP consisting of representatives of ours and Varagon (with approval from a representative of each required).

We provide capital to the SDLP in the form of subordinated certificates (the “SDLP Certificates”), and Varagon and its clients provide capital to the SDLP in the form of senior notes, intermediate funding notes and the SDLP Certificates. As of December 31, 2025, we and a client of Varagon owned 87.5% and 12.5%, respectively, of the outstanding SDLP Certificates.

As of December 31, 2025 and 2024, we and Varagon and its clients had agreed to make capital available to the SDLP of $6.2 billion and $6.2 billion, respectively, in the aggregate, of which $1.4 billion and $1.4 billion, respectively, is to be made available from us. This capital will only be committed to the SDLP upon approval of transactions by the investment committee of the SDLP. Below is a summary of the funded capital and unfunded capital commitments of the SDLP.

	As of December 31,
(in millions)	2025	2024
Total capital funded to the SDLP(1)	$4,606	$5,054
Total capital funded to the SDLP by the Company(1)	$1,285	$1,310
Total unfunded capital commitments to the SDLP(2)	$259	$489
Total unfunded capital commitments to the SDLP by the Company(2)	$60	$119
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

The amortized cost and fair value of our SDLP Certificates and our yield on our investment in the SDLP Certificates at amortized cost and fair value as of December 31, 2025 and 2024 were as follows:

	As of December 31,
	2025		2024
(dollar amounts in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment in the SDLP Certificates	$1,103	$1,117	$1,263	$1,192
Yield on the investment in the SDLP Certificates	13.2%	13.0%	12.4%	13.2%

The interest income and capital structuring service fees and other income earned with respect to our investment in the SDLP Certificates for the years ended December 31, 2025 and 2024 were as follows:

	For the Years Ended December 31,
(in millions)	2025	2024
Interest income	$145	$173
Capital structuring service fees and other income	$9	$17

As of December 31, 2025 and 2024, the SDLP portfolio was comprised of first lien senior secured loans to primarily U.S. middle-market companies in industries similar to the companies in our portfolio. As of December 31, 2025, none of the loans in the SDLP portfolio were on non-accrual status. As of December 31, 2024, two of the loans in the SDLP portfolio were on non-accrual status. Below is a summary of the SDLP portfolio as of December 31, 2025 and 2024:

	As of December 31,
(dollar amounts in millions)	2025	2024
Total first lien senior secured loans(1)(2)	$4,297	$4,759
Weighted average yield on first lien senior secured loans(3)	8.5%	8.9%
Largest loan to a single borrower(1)	$413	$400
Total of five largest loans to borrowers(1)	$1,719	$1,692
Number of borrowers in the SDLP	39	20
Commitments to fund delayed draw loans(4)	$259	$489
_______________________________________________________________________________

(1)At principal amount.

(2)First lien senior secured loans include certain loans that the SDLP classifies as “unitranche” loans. As of December 31, 2025 and 2024, the total principal amount of loans in the SDLP portfolio that the SDLP classified as “unitranche” loans was $2,844 million and $3,937 million, respectively.

(3) Computed as (a) the annual stated interest rate on accruing first lien senior secured loans, divided by (b) total first lien senior secured loans at principal amount.

(4)These commitments to fund delayed draw loans have been approved by the investment committee of the SDLP and will be funded if and when conditions to funding such delayed draw loans are met.

Selected financial information of the SDLP, in conformity with GAAP, as of December 31, 2025 and 2024 and for the years ended December 31, 2025 and 2024 is presented below:

	As of December 31,
(in millions)	2025	2024
Selected Balance Sheet Information:
Investments at fair value (amortized cost of $4,305 and $4,591, respectively)	$4,159	$4,390
Other assets	128	449
Total assets	$4,287	$4,839

Senior notes	$3,024	$3,428
Intermediate funding notes	113	130
Other liabilities	94	124
Total liabilities	3,231	3,682
Subordinated certificates and members’ capital	1,056	1,157
Total liabilities and members’ capital	$4,287	$4,839

	For the Years Ended December 31,
(in millions)	2025	2024
Selected Statement of Operations Information:
Total investment income	$406	$541
Interest expense	225	292
Other expenses	16	17
Total expenses	241	309
Net investment income	165	232
Net realized and unrealized losses on investments	(45)	(157)
Net increase in members’ capital resulting from operations	$120	$75

Additional supplemental financial information for the SDLP is set forth in Exhibit 99.2 to this Form 10-K.

RESULTS OF OPERATIONS

For the years ended December 31, 2025 and 2024

Operating results for the years ended December 31, 2025 and 2024 were as follows:

	For the Years Ended December 31,
(in millions)	2025	2024
Total investment income	$3,052	$2,990
Total expenses	1,594	1,514
Net investment income before income taxes	1,458	1,476
Income tax expense, including excise taxes	43	40
Net investment income	1,415	1,436
Net realized losses	(20)	(88)
Net unrealized gains (losses)	(96)	188
Realized loss on extinguishment of debt	—	(14)
Net increase in stockholders’ equity resulting from operations	$1,299	$1,522

Net income can vary substantially from period to period due to various factors, including acquisitions, the level of new investment commitments, the level of base interest rates and the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net increase in stockholders’ equity resulting from operations may not be meaningful.

Investment Income

	For the Years Ended December 31,
(in millions)	2025	2024
Interest income from investments	$2,183	$2,162
Capital structuring service fees	185	172
Dividend income	591	594
Other income	93	62
Total investment income	$3,052	$2,990

Interest income from investments for the year ended December 31, 2025 increased from the comparable period in 2024 primarily due to the increase in the average size of our portfolio, which was partially offset by declining base rates. The average size and weighted average yield of our portfolio at amortized cost for the years ended December 31, 2025 and 2024 were as follows:

	For the Years Ended December 31,
(dollar amounts in millions)	2025	2024
Average size of portfolio(1)	$27,685	$24,402
Weighted average yield on portfolio	10.0%	11.2%

_______________________________________________________________________________

(1)    Includes non-interest earning investments.

Capital structuring service fees for the year ended December 31, 2025 increased from the comparable period in 2024 primarily due to an increase in new investment commitments. The new investment commitments and weighted average capital structuring service fee percentages for the years ended December 31, 2025 and 2024 were as follows:

	For the Years Ended December 31,
(dollar amounts in millions)	2025	2024
New investment commitments(1)	$13,337	$12,152
Weighted average capital structuring service fee percentage(1)	1.4%	1.4%
_______________________________________________________________________________

(1)Excludes $1.6 billion and $2.5 billion of new investment commitments sold to third-party lenders during the years ended December 31, 2025 and 2024, respectively. Excludes $812 million and $412 million of investment commitments to IHAM for the years ended December 31, 2025 and 2024, respectively.

Dividend income for the years ended December 31, 2025 and 2024 were as follows:

	For the Years Ended December 31,
(in millions)	2025	2024
Dividend income received from IHAM	$292	$285
Recurring dividend income	278	287
Non-recurring dividend income	21	22
Total dividend income	$591	$594

Recurring dividend income for the year ended December 31, 2025 decreased from the comparable period in 2024 primarily due to a decrease in yielding preferred equity investments.

Operating Expenses

	For the Years Ended December 31,
(in millions)	2025	2024
Interest and credit facility fees	$793	$715
Base management fee	425	374
Income based fee	348	364
Capital gains incentive fee(1)	(23)	18
Administrative and other fees	15	12
Other general and administrative	36	31
Total expenses	$1,594	$1,514
_______________________________________________________________________________

(1)Accrued in accordance with GAAP as discussed below. As of December 31, 2025 and 2024, there was no capital gains incentive fee actually payable under our investment advisory and management agreement.

Interest and credit facility fees for the years ended December 31, 2025 and 2024 were comprised of the following:

	For the Years Ended December 31,
(in millions)	2025	2024
Stated interest expense(1)	$736	$665
Credit facility fees	24	23
Amortization of debt issuance costs	34	33
Net amortization of discount/premium on notes payable	—	(6)
Net gain on interest rate swaps accounted for as hedge instruments and the related hedged items	(1)	—
Total interest and credit facility fees	$793	$715
________________________________________

(1)Includes the impact of the interest rate swaps.

Stated interest expense for the year ended December 31, 2025 increased from the comparable period in 2024 primarily due to the increase in the average principal amount of our outstanding debt. Average outstanding debt and weighted average stated interest rate on our outstanding debt for the years ended December 31, 2025 and 2024 were as follows:

	For the Years Ended December 31,
(dollar amounts in millions)	2025	2024
Average outstanding debt	$14,669	$12,860
Weighted average stated interest rate on outstanding debt(1)	4.7%	5.1%
________________________________________

(1)The weighted average stated interest rate on our outstanding debt includes the impact of interest rate swaps. See Note 6 to our consolidated financial statements for the year ended December 31, 2025 for more information on the interest rate swaps.

The base management fee for the year ended December 31, 2025 increased from the comparable period in 2024 primarily due to the increase in the average size of our portfolio.

The income based fee for the year ended December 31, 2025 decreased from the comparable period in 2024 primarily due to the pre-incentive fee net investment income, as defined in the investment advisory and management agreement, for the year ended December 31, 2025 being lower than in the comparable period in 2024.

For the year ended December 31, 2025, the reduction in the capital gains incentive fee accrued in accordance with GAAP was $23 million. For the year ended December 31, 2024, the capital gains incentive fee accrued in accordance with GAAP was $18 million. The capital gains incentive fee accrual for the year ended December 31, 2025 changed from the comparable period in 2024 primarily due to net losses on investments, foreign currency, other transactions and the extinguishment of debt of $116 million compared to net gains of $86 million for the comparable period in 2024. The capital gains incentive fee accrued under GAAP includes an accrual related to unrealized capital appreciation, whereas the capital gains incentive fee actually payable under our investment advisory and management agreement does not. There can be no assurance that such unrealized capital appreciation will be realized in the future. The accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. As of December 31, 2025, there was $82 million of capital gains incentive fee accrued in accordance with GAAP. As of December 31, 2025, there was no capital gains incentive fee actually payable under our investment advisory and management agreement. See Note 3 to our consolidated financial statements for the year ended December 31, 2025 for more information on the base management fee, income based fee and capital gains incentive fee.

Cash payment of any income based fee and capital gains incentive fee otherwise earned by our investment adviser is deferred if during the most recent four full calendar quarter period ending on or prior to the date such payment is to be made the sum of (a) the aggregate distributions to our stockholders and (b) the change in net assets (defined as total assets less indebtedness and before taking into account any income based fee and capital gains incentive fee payable during the period) is less than 7.0% of our net assets (defined as total assets less indebtedness) at the beginning of such period. These calculations will be adjusted for any share issuances or repurchases. Any income based fee and capital gains incentive fee deferred for payment are carried over for payment in subsequent calculation periods to the extent such fees are payable under the terms of the investment advisory and management agreement. See Note 3 to our consolidated financial statements for the year ended December 31, 2025 for more information on the related deferral terms.

Administrative and other fees represent fees paid to Ares Operations and our investment adviser for our allocable portion of overhead and other expenses incurred by Ares Operations and our investment adviser in performing their obligations under the administration agreement and the investment advisory and management agreement, respectively, including our allocable portion of the compensation, rent and other expenses of certain of our officers and their respective staffs. See Note 3 to our consolidated financial statements for the year ended December 31, 2025, for more information on the administrative and other fees.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income, as required. To the extent that we determine that our estimated current year taxable income will be in excess of estimated dividend distributions for the current year from such income, we accrue excise tax, if any, on estimated excess taxable income as such taxable income is earned. For the years ended December 31, 2025 and 2024, we recorded a net expense of $37 million and $35 million, respectively, for U.S. federal excise taxes.

Certain of our consolidated subsidiaries are subject to U.S. federal and state income taxes. For the years ended December 31, 2025 and 2024, we recorded a net tax expense of $121 million and $38 million, respectively, for such subsidiaries. The income tax expense for our taxable consolidated subsidiaries will vary depending on the level of realized gains from the exits of investments held by such taxable subsidiaries during the respective periods.

Net Realized Gains/Losses

The net realized gains (losses) from the sales, repayments or exits of investments during the years ended December 31, 2025 and 2024 were comprised of the following:

	For the Years Ended December 31,
(in millions)	2025	2024
Sales, repayments or exits of investments(1)	$11,565	$9,554
Net realized gains (losses) on investments:
Gross realized gains	$614	$325
Gross realized losses	(513)	(385)
Total net realized gains (losses) on investments	$101	$(60)
_______________________________________________________________________________

(1)Includes $3,707 million and $759 million of loans sold to IHAM or certain IHAM Vehicles during the years ended December 31, 2025 and 2024, respectively. Net realized losses of approximately $0 million and $1 million were recorded on these transactions with IHAM during the years ended December 31, 2025 and 2024, respectively. See Note 4 to our consolidated financial statements for the year ended December 31, 2025 for more information on IHAM and the IHAM Vehicles.

The net realized gains on investments during the year ended December 31, 2025 consisted of the following:

(in millions) Portfolio Company	Net Realized Gains (Losses)
Potomac Intermediate Holdings II LLC	$262
SageSure Holdings, LLC and SageSure LLC	68
Redwood Services, LLC and Redwood Services Holdco, LLC	59
Accommodations Plus Technologies LLC and Accommodations Plus Technologies Holdings LLC	39
Corient Holdings, Inc.	21
FS Squared Holding Corp. and FS Squared, LLC	19
Project Alpha Intermediate Holding, Inc. and Qlik Parent, Inc.	15
Align Precision Group, LLC and Align Precision Topco, L.P.	(15)
North Haven Falcon Buyer, LLC and North Haven Falcon Holding Company, LLC	(17)
Aimbridge Acquisition Co., Inc.	(19)
H-Food Holdings, LLC and Matterhorn Parent, LLC	(20)
SVP-Singer Holdings Inc. and SVP-Singer Holdings LP	(22)
Florida Food Products, LLC	(23)
Visual Edge Technology, Inc.	(37)
Production Resource Group, L.L.C. and PRG III, LLC	(43)
Implus Footcare, LLC, Implus Holdings, LLC, and Implus Topco, LLC	(49)
Olympia Acquisition, Inc., Olympia TopCo, L.P., and Asclepius Holdings LLC	(56)
Vobev, LLC and Vobev Holdings, LLC	(63)
Senior Direct Lending Program, LLC	(112)
Other, net	94
Total	$101

During the year ended December 31, 2025, we also recognized net realized losses on foreign currency and other transactions of $6 million.

The net realized losses on investments during the year ended December 31, 2024 consisted of the following:

(in millions) Portfolio Company	Net Realized Gains (Losses)
Heelstone Renewable Energy, LLC	$146
Benecon Midco II LLC	23
Precinmac (US) Holdings Inc., Trimaster Manufacturing Inc. and Blade Group Holdings, LP.	22
Pegasus Global Enterprise Holdings, LLC	20
RF HP SCF Investor, LLC	19
Murchison Oil and Gas, LLC and Murchison Holdings, LLC	16
Wellpath Holdings, Inc.	(19)
SVP-Singer Holdings Inc. and SVP-Singer Holdings LP	(19)
OTG Management, LLC	(20)
SSE Buyer, Inc.	(21)
Emergency Communications Network, LLC	(22)
Pluralsight, Inc.	(60)
H-Food Holdings, LLC	(62)
SHO Holding I Corporation, Shoes For Crews (Europe) Limited and Never Slip TopCo, Inc.	(119)
Other, net	36
Total	$(60)

During the year ended December 31, 2024, we also recognized net realized gains on foreign currency and other transactions of $5 million.

During the year ended December 31, 2024, we repaid in full the $403 million in aggregate principal amount of our unsecured convertible notes, which bore interest at a rate of 4.625% per year, upon their maturity in March 2024 with a combination of cash and shares of our common stock, resulting in a realized loss on extinguishment of debt of approximately $14 million.

Net Unrealized Gains/Losses

We value our portfolio investments at least quarterly and the changes in value are recorded as unrealized gains or losses in our consolidated statement of operations. Net unrealized gains and losses on investments, including the net change in deferred tax liabilities, for the years ended December 31, 2025 and 2024, were comprised of the following:

	For the Years Ended December 31,
(in millions)	2025	2024
Unrealized appreciation	$585	$793
Unrealized depreciation	(648)	(657)
Net unrealized (appreciation) depreciation reversed related to net realized gains or losses(1)	8	2
Total net unrealized gains (losses) on investments	$(55)	$138
_______________________________________________________________________________

(1)The net unrealized (appreciation) depreciation reversed related to net realized gains or losses represents the unrealized appreciation or depreciation recorded on the related asset at the end of the prior periods.

The changes in net unrealized appreciation and depreciation on investments during the year ended December 31, 2025 consisted of the following:

(in millions) Portfolio Company	Net Unrealized Appreciation (Depreciation)
Global Medical Response, Inc. and GMR Buyer Corp.	$37
Storm Investment S.a.r.l.	35
Imaging Business Machines, L.L.C. and Scanner Holdings Corporation	31
FEH Group, LLC.	25
Neptune Bidco US Inc.	22
Senior Direct Lending Program, LLC	20
CoreLogic, Inc. and T-VIII Celestial Co-Invest LP	20
SageSure Holdings, LLC	18
Teasdale Foods, Inc. and Familia Group Holdings Inc.	(15)
Balrog Acquisition, Inc., Balrog Topco, Inc. and Balrog Parent, L.P.	(16)
Pluralsight, Inc.	(17)
EP Purchaser, LLC and TPG VIII EP Co-Invest II, L.P.	(19)
Symplr Software Inc. and Symplr Software Intermediate Holdings, Inc.	(24)
Sunrun Atlas Depositor 2019-2, LLC and Sunrun Atlas Holdings 2019-2, LLC	(24)
Absolute Dental Group LLC and Absolute Dental Equity, LLC	(27)
Eagle Football Holdings BidCo Limited and Eagle Football Holdings Limited	(46)
VPROP Operating, LLC and V SandCo, LLC	(48)
Other, net	(35)
Total	$(63)

During the year ended December 31, 2025, we also recognized net unrealized losses on foreign currency and other transactions of $41 million.

The changes in net unrealized appreciation and depreciation on investments during the year ended December 31, 2024 consisted of the following:

(in millions) Portfolio Company	Net Unrealized Appreciation (Depreciation)
Potomac Intermediate Holdings II LLC	$221
Global Medical Response, Inc. and GMR Buyer Corp.	39
Apex Clean Energy TopCo, LLC	31
SageSure Holdings, LLC	31
Cloud Software Group, Inc.	26
Centric Brands LLC	18
Corient Holdings, Inc.	17
High Street Buyer, Inc. and High Street Holdco LLC	17
Bragg Live Food Products, LLC	16
PS Operating Company LLC	(15)
Dcert Buyer, Inc., DCert Preferred Holdings, Inc. and Destiny Digital Holdings, L.P.	(15)
Storm Investment S.a.r.l.	(17)
Aimbridge Acquisition Co., Inc.	(17)
ADG, LLC	(20)
Cornerstone OnDemand, Inc.	(24)
North American Science Associates, LLC, Cardinal Purchaser LLC and Cardinal Topco Holdings, L.P.	(25)
VPROP Operating, LLC and V SandCo, LLC	(29)
Production Resource Group, L.L.C.	(40)
Senior Direct Lending Program, LLC	(43)
Vobev, LLC and Vobev Holdings, LLC	(49)
Other, net	14
Total	$136

During the year ended December 31, 2024, we also recognized net unrealized gains on foreign currency and other transactions of $50 million.

For the years ended December 31, 2024 and 2023

The comparison of the fiscal years ended December 31, 2024 and 2023 can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 located within Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated herein by reference.

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

In accordance with the Investment Company Act, we are allowed to borrow amounts such that our asset coverage, calculated pursuant to the Investment Company Act, is at least 150% after such borrowings (i.e., we are able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us). As of December 31, 2025, we had $638 million in cash and cash equivalents and $16.0 billion in total aggregate principal amount of outstanding debt ($16.0 billion at carrying value) and our asset coverage was 189%. Subject to borrowing base and other restrictions, we had approximately $5.5 billion available for additional borrowings under the Credit Facilities as of December 31, 2025.

We may from time to time seek to retire or repurchase our common stock through cash purchases, as well as retire, cancel or purchase our outstanding debt through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions or otherwise. The amounts involved may be material. In addition, we may from time to time enter into additional credit facilities, increase the size of existing facilities or issue additional debt securities, including secured debt, unsecured debt and/or debt securities convertible into common stock. Any such purchases or exchanges of common stock or outstanding debt, or incurrence or issuance of additional debt would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors.

Equity Capital Activities

As of December 31, 2025 and 2024, our total equity market capitalization was $14.5 billion and $14.7 billion, respectively.

We may from time to time issue and sell shares of our common stock through public or “at the market” offerings. During the year ended December 31, 2025, we issued and sold the following shares of common stock:

(in millions, except per share amount) Issuances of Common Stock	Number of Shares Issued	Gross Proceeds	Underwriting Fees/Offering Expenses	Net Proceeds	Average Offering Price Per Share(1)
“At the market” offerings	42.4	$937.2	$9.7	$927.5	$22.11
Total	42.4	$937.2	$9.7	$927.5
________________________________________

(1)    Represents the gross offering price per share before deducting underwriting discounts and commissions and offering expenses.

“At the Market” Offerings

We are a party to equity distribution agreements with several banks (the “Equity Distribution Agreements”). The Equity Distribution Agreements provide that we may from time to time issue and sell, by means of “at the market” offerings, up to $1.5 billion of our common stock. Subject to the terms and conditions of the Equity Distribution Agreements, sales of common stock, if any, may be made in transactions that are deemed to be “at the market” offerings as defined in Rule 415(a)(4) under the Securities Act. Under the currently effective Equity Distribution Agreements, common stock with an aggregate offering amount of $563 million remained available for issuance as of December 31, 2025.

Dividend Reinvestment Plan

See Note 12 to our consolidated financial statements for the year ended December 31, 2025 for information regarding shares of common stock issued or purchased in accordance with our dividend reinvestment plan.

Stock Repurchase Program

We are authorized under our stock repurchase program to purchase up to $1.0 billion in the aggregate of our outstanding common stock in the open market at certain thresholds below our net asset value per share, in accordance with the guidelines specified in Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The timing, manner, price and amount of any share repurchases will be determined by us, in our sole discretion, based upon an evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors. The stock repurchase program does not require us to repurchase any specific number of shares of common stock or any shares of common stock at all. Consequently, we cannot assure stockholders that any specific number of shares of common stock, if any, will be repurchased under the stock repurchase program. As of December 31, 2025, the expiration date of the stock repurchase program was February 15, 2026. The program may be suspended, extended, modified or discontinued at any time. As of December 31, 2025, there was $1.0 billion available for additional repurchases under the program.

During the years ended December 31, 2025 and 2024, we did not repurchase any shares of our common stock in the open market under the stock repurchase program.

See “Recent Developments,” as well as Note 16 to our consolidated financial statements for the year ended December 31, 2025 for a subsequent event relating to our stock repurchase program.

Debt Capital Activities

Our debt obligations consisted of the following as of December 31, 2025 and 2024:

	As of December 31,
	2025					2024
(in millions)	Total Aggregate Principal Amount Available/ Outstanding(1)		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Available/ Outstanding(1)		Principal Amount Outstanding	Carrying Value
Revolving Credit Facility	$5,493	(2)	$2,028	$2,031		$4,513	(2)	$1,113	$1,113
Revolving Funding Facility	2,250		1,234	1,234		2,150		1,065	1,065
SMBC Funding Facility	1,100	(3)	563	563		800	(3)	502	502
BNP Funding Facility	1,265		717	717		1,265		889	889
April 2036 CLO Notes(4)	476		476	473	(5)	476		476	473	(5)
October 2036 CLO Secured Loans(4)	544		544	541	(5)	544		544	541	(5)
January 2038 CLO Notes (4)	700		700	697	(5)	—		—	—
March 2025 Notes	—		—	—	(5)	600		600	600	(5)
July 2025 Notes	—		—	—	(5)	1,250		1,250	1,252	(5)
January 2026 Notes	1,150		1,150	1,150	(5)	1,150		1,150	1,148	(5)
July 2026 Notes	1,000		1,000	999	(5)	1,000		1,000	996	(5)
January 2027 Notes	900		900	900	(5)(6)	900		900	891	(5)(6)
June 2027 Notes	500		500	498	(5)	500		500	497	(5)
June 2028 Notes	1,250		1,250	1,248	(5)	1,250		1,250	1,248	(5)
March 2029 Notes	1,000		1,000	999	(5)(6)	1,000		1,000	985	(5)(6)
July 2029 Notes	850		850	861	(5)(6)	850		850	835	(5)(6)
September 2030 Notes	750		750	743	(5)(6)	—		—	—
January 2031 Notes	650		650	634	(5)(6)	—		—	—
November 2031 Notes	700		700	693	(5)	700		700	692	(5)
March 2032 Notes	1,000		1,000	1,010	(5)(6)	—		—	—
Total	$21,578		$16,012	$15,991		$18,948		$13,789	$13,727
________________________________________

(1)Represents the total aggregate amount committed or outstanding, as applicable, under such instrument. Borrowings under the Credit Facilities are subject to borrowing base and other restrictions.

(2)Provides for an “accordion” feature that allows us, under certain circumstances, to increase the size of the Revolving Credit Facility to a maximum of $7.9 billion and $6.7 billion as of December 31, 2025 and 2024, respectively.

(3)Provides for an “accordion” feature that allows ACJB (as defined below), under certain circumstances, to increase the size of the SMBC Funding Facility to a maximum of $1.3 billion and $1.0 billion as of December 31, 2025 and 2024, respectively.

(4)Excludes the April 2036 CLO Subordinated Notes, the October 2036 CLO Subordinated Notes and the January 2038 CLO Subordinated Notes (each as defined below), which were retained by us and, as such, eliminated in consolidation.

(5)Represents the aggregate principal amount outstanding, less unamortized debt issuance costs and the net unaccreted/amortized discount or premium recorded upon issuance. In March 2025 and July 2025, we repaid in full the March 2025 Notes and the July 2025 Notes (each as defined below), respectively, upon their maturity. See “Recent Developments,” as well as Note 16 to our consolidated financial statements for the year ended December 31, 2025 for subsequent events relating to the January 2026 Notes and an additional issuance of unsecured notes.

(6)The carrying value of the January 2027 Notes, the March 2029 Notes, the July 2029 Notes, the September 2030 Notes, the January 2031 Notes and the March 2032 Notes (each as defined below) includes adjustments as a result of effective hedge accounting relationships. See Note 6 to our consolidated financial statements for the year ended December 31, 2025 for more information on the interest rate swaps related to these unsecured notes issuances.

 The weighted average stated interest rate and weighted average maturity, both on aggregate principal amount outstanding, of all our outstanding debt as of December 31, 2025 were 4.9% and 4.2 years, respectively, and as of December 31, 2024 were 4.9% and 3.8 years, respectively. The weighted average stated interest rate of all our outstanding debt as of December 31, 2025 and 2024 includes the impact of interest rate swaps. See Note 6 to our consolidated financial statements for the year ended December 31, 2025 for more information on the interest rate swaps.

The ratio of total principal amount of outstanding debt to stockholders’ equity as of December 31, 2025 was 1.12:1.00 compared to 1.03:1.00 as of December 31, 2024.

Revolving Credit Facility

We are party to a senior secured revolving credit facility (as amended and restated, the “Revolving Credit Facility”), that allows us to borrow up to approximately $5.5 billion at any one time outstanding. The Revolving Credit Facility consists of an approximately $4.4 billion revolving tranche and an approximately $1.1 billion term loan tranche. As of December 31, 2025, the end of the revolving periods and the stated maturity dates of the various revolving and term loan tranches of the Revolving Credit Facility were as follows:

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

Subject to certain exceptions, the interest rate charged on the Revolving Credit Facility is based on SOFR plus a credit spread adjustment of 0.10% (or an alternate rate of interest for certain loans, commitments and/or other extensions of credit denominated in certain approved foreign currencies plus a spread adjustment, if applicable) plus an applicable spread of either 1.525%, 1.650%, 1.775% or an “alternate base rate” (as defined in the documents governing the Revolving Credit Facility) plus an applicable spread of either 0.525%, 0.650% or 0.775%, in each case, determined monthly based on the total amount of the borrowing base relative to the sum of (i) the greater of (a) the aggregate amount of revolving credit exposure and term loans outstanding under the Revolving Credit Facility and (b) 85% of the total commitments of the Revolving Credit Facility (or, if higher, the total revolving credit exposure) plus (ii) other debt, if any, secured by the same collateral as the Revolving Credit Facility. As of December 31, 2025, the applicable weighted average spread in effect was 1.53%. Subject to certain exceptions, we are required to pay a commitment fee of 0.325% per annum on any unused portion of the Revolving Credit Facility. We are also required to pay letter of credit fees of 1.775%, 1.900% or 2.025% per annum on letters of credit issued, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility. As of December 31, 2025, there was $2.0 billion outstanding under the Revolving Credit Facility and we were in compliance in all material respects with the terms of the Revolving Credit Facility.

Revolving Funding Facility

We and our consolidated subsidiary, Ares Capital CP Funding LLC (“Ares Capital CP”), are party to a revolving funding facility (as amended, the “Revolving Funding Facility”), that allows Ares Capital CP to borrow up to $2.3 billion at any one time outstanding. The Revolving Funding Facility is secured by all of the assets held by, and our membership interest in, Ares Capital CP. The end of the reinvestment period and the stated maturity date for the Revolving Funding Facility are July 28, 2028 and July 28, 2030, respectively. The interest rate charged on the Revolving Funding Facility is based on SOFR or a “base rate” (as defined in the documents governing the Revolving Funding Facility) plus an applicable spread of 1.80% per annum. Ares Capital CP is also required to pay a commitment fee of between 0.50% and 1.25% per annum depending on the size of the unused portion of the Revolving Funding Facility. As of December 31, 2025, there was $1.2 billion outstanding under the Revolving Funding Facility and we and Ares Capital CP were in compliance in all material respects with the terms of the Revolving Funding Facility.

SMBC Funding Facility

We and our consolidated subsidiary, Ares Capital JB Funding LLC (“ACJB”), are party to a revolving funding facility (as amended, the “SMBC Funding Facility”), with ACJB, as the borrower, and Sumitomo Mitsui Banking Corporation, as the administrative agent and collateral agent, that allows ACJB to borrow up to $1.1 billion at any one time outstanding. The SMBC Funding Facility also provides for an “accordion” feature that allows ACJB, under certain circumstances, to increase the overall size of the SMBC Funding Facility to $1.3 billion. The SMBC Funding Facility is secured by all of the assets held by ACJB. The end of the reinvestment period and the stated maturity date for the SMBC Funding Facility are July 25, 2028 and July 25, 2030, respectively. The reinvestment period and the stated maturity date are both subject to two one-year extensions by mutual agreement. The interest rate charged on the SMBC Funding Facility is based on an applicable spread of either (i) 1.80% over SOFR or (ii) 0.80% over a “base rate” (as defined in the documents governing the SMBC Funding Facility). ACJB is also required to pay a commitment fee of between 0.50% and 1.00% per annum depending on the size of the unused portion of the SMBC Funding Facility. As of December 31, 2025, there was $563 million outstanding under the SMBC Funding Facility and we and ACJB were in compliance in all material respects with the terms of the SMBC Funding Facility.

BNP Funding Facility

We and our consolidated subsidiary, ARCC FB Funding LLC (“AFB”), are party to a revolving funding facility (as amended, the “BNP Funding Facility”) with AFB, as the borrower, and BNP Paribas, as the administrative agent and lender, that allows AFB to borrow up to approximately $1.3 billion at any one time outstanding. The BNP Funding Facility is secured by all of the assets held by AFB. The end of the reinvestment period and the stated maturity date for the BNP Funding Facility are March 20, 2028 and March 20, 2030, respectively. The interest rate charged on the BNP Funding Facility is based on applicable SOFR, or a “base rate” (as defined in the documents governing the BNP Funding Facility) plus a margin of (i) 1.90% during the reinvestment period and (ii) 2.40% following the reinvestment period. As of December 31, 2025, the applicable spread in effect was 1.90%. AFB is required to pay a commitment fee of between 0.00% and 1.25% per annum depending on the size of the unused portion of the BNP Funding Facility. As of December 31, 2025, there was $717 million outstanding under the BNP Funding Facility and we and AFB were in compliance in all material respects with the terms of the BNP Funding Facility.

Debt Securitizations

ADL CLO 1 Debt Securitization

In May 2024, our wholly owned consolidated subsidiary, Ares Direct Lending CLO 1 LLC (“ADL CLO 1”), completed a $702 million term debt securitization (the “ADL CLO 1 Debt Securitization”). The ADL CLO 1 Debt Securitization is also known as a collateralized loan obligation and is an on-balance sheet financing incurred by ADL CLO 1, which is consolidated by us for financial reporting purposes and subject to our overall asset coverage requirement. The notes offered in the ADL CLO 1 Debt Securitization that mature on April 25, 2036 (collectively, the “April 2036 CLO Notes”) were issued by ADL CLO 1 pursuant to the indenture governing the April 2036 CLO Notes and include (i) $406 million of Class A Senior Notes (the “April 2036 Class A CLO Notes”); (ii) $70 million of Class B Senior Notes (the “April 2036 Class B CLO Notes” and, together with the April 2036 Class A CLO Notes, the “April 2036 CLO Secured Notes”); and (iii) approximately $226 million of subordinated notes (the “April 2036 CLO Subordinated Notes”). We retained all of the April 2036 CLO Subordinated Notes, as such, the April 2036 CLO Subordinated Notes are eliminated in consolidation. The following table presents information on the April 2036 CLO Notes as of December 31, 2025 (dollar amounts in millions):

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

ADL CLO 4 Debt Securitization

In November 2024, our wholly owned consolidated subsidiary, Ares Direct Lending CLO 4 LLC (“ADL CLO 4”), completed a $804 million term debt securitization (the “ADL CLO 4 Debt Securitization”). The ADL CLO 4 Debt Securitization is also known as a collateralized loan obligation and is an on-balance sheet financing incurred by ADL CLO 4, which is consolidated by us for financial reporting purposes and subject to our overall asset coverage requirement. The loans incurred by ADL CLO 4 in the ADL CLO 4 Debt Securitization that mature on October 24, 2036 (collectively, the “October 2036 CLO Secured Loans”) include (i) $464 million of Class A Senior Loans (the “October 2036 Class A CLO Loans”), and (ii) $80 million of Class B Senior Loans (the “October 2036 Class B CLO Loans”). The October 2036 CLO Secured Loans may be converted by the lender into notes issued by ADL CLO 4 and bearing the same economic terms, subject to certain conditions under the documents governing the October 2036 CLO Secured Loans and the indenture governing such loans. In addition, in connection with the ADL CLO 4 Debt Securitization, ADL CLO 4 issued approximately $260 million of subordinated notes (the “October 2036 CLO Subordinated Notes”). We retained all of the October 2036 CLO Subordinated Notes, as such, the October 2036 CLO Subordinated Notes are eliminated in consolidation. The following table presents information on the October 2036 CLO Notes as of December 31, 2025 (dollar amounts in millions):

Class	Type	Principal Outstanding	Maturity Date	Interest Rate
October 2036 Class A CLO Loans	Senior Secured Floating Rate	$464	October 24, 2036	SOFR+1.54%
October 2036 Class B CLO Loans	Senior Secured Floating Rate	80	October 24, 2036	SOFR+1.83%
Total October 2036 CLO Secured Loans		544
October 2036 CLO Subordinated Notes	Subordinated	260	October 24, 2036	None
Total October 2036 CLO Notes		$804

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

ADL CLO 7 Debt Securitization

In December 2025, our wholly owned consolidated subsidiary, Ares Direct Lending CLO 7 LLC (“ADL CLO 7”), completed a $1.0 billion term debt securitization (the “ADL CLO 7 Debt Securitization”). The ADL CLO 7 Debt Securitization is also known as a collateralized loan obligation and is an on-balance sheet financing incurred by ADL CLO 7, which is consolidated by us for financial reporting purposes and subject to our overall asset coverage requirement. The notes offered in the ADL CLO 7 Debt Securitization that mature on January 2038 (collectively, the “January 2038 CLO Notes”) were issued by ADL CLO 7 pursuant to the indenture governing the January 2038 CLO Notes and include (i) $570 million of Class A-1 Senior Notes (the “January 2038 Class A-1 CLO Notes”); (ii) $50 million of Class A-2 Senior Notes (the “January 2038 Class A-2 CLO Notes”); (iii) $80 million of Class B Senior Notes (the “January 2038 Class B CLO Notes” and, together with the January 2038 Class A-1 CLO Notes and January 2038 Class A-2 CLO Notes, the “January 2038 CLO Secured Notes”); and (iv) approximately $303 million of subordinated notes (the “January 2038 CLO Subordinated Notes”). We retained all of the January 2038 CLO Subordinated Notes, as such, the January 2038 CLO Subordinated Notes are eliminated in consolidation. The following table presents information on the January 2038 CLO Notes as of December 31, 2025 (dollar amounts in millions):

Class	Type	Principal Outstanding	Maturity Date	Interest Rate
January 2038 Class A-1 CLO Notes	Senior Secured Floating Rate	$570	January 20, 2038	SOFR+1.40%
January 2038 Class A-2 CLO Notes	Senior Secured Floating Rate	50	January 20, 2038	SOFR+1.65%
January 2038 Class B CLO Notes	Senior Secured Floating Rate	80	January 20, 2038	SOFR+1.85%
Total January 2038 CLO Secured Notes		700
January 2038 CLO Subordinated Notes	Subordinated	303	January 20, 2038	None
Total January 2038 CLO Notes		$1,003

The January 2038 CLO Secured Notes are the secured obligations of ADL CLO 7 and are backed by a diversified portfolio of first lien senior secured loans contributed by us to ADL CLO 7 pursuant to the terms of a contribution agreement. The interest rate charged on the January 2038 CLO Secured Notes is based on SOFR plus a blended weighted average spread of 1.47%.

Our investment adviser serves as asset manager to ADL CLO 7 under an asset management agreement and is entitled to receive certain management fees for providing these services under the agreement. Our investment adviser has agreed to waive any management fees from ADL CLO 7.

Unsecured Notes

We issued certain unsecured notes (we refer to each series of unsecured notes using the defined term set forth under the “Unsecured Notes” column of the table below and collectively refer to all such series as the “Unsecured Notes”), that pay interest semi-annually and all principal amounts are due upon maturity. Each of the Unsecured Notes may be redeemed in whole or in part at any time at our option at a redemption price equal to par plus a “make whole” premium, if applicable, as determined pursuant to the indentures governing each of the Unsecured Notes, plus any accrued and unpaid interest. Certain key terms related to the features for the Unsecured Notes as of December 31, 2025 are listed below.

(dollar amounts in millions) Unsecured Notes	Aggregate Principal Amount Issued	Effective Stated Interest Rate	Original Issuance Date	Maturity Date
January 2026 Notes	$1,150	3.875%	July 15, 2020	January 15, 2026
July 2026 Notes	$1,000	2.150%	January 13, 2021	July 15, 2026
January 2027 Notes(1)	$900	6.331%	August 3, 2023	January 15, 2027
June 2027 Notes	$500	2.875%	January 13, 2022	June 15, 2027
June 2028 Notes	$1,250	2.875%	June 10, 2021	June 15, 2028
March 2029 Notes(1)	$1,000	5.895%	January 23, 2024	March 1, 2029
July 2029 Notes(1)	$850	5.393%	May 13, 2024	July 15, 2029
September 2030 Notes(1)	$750	5.643%	June 3, 2025	September 1, 2030
January 2031 Notes	$650	5.100%	September 9, 2025	January 15, 2031
November 2031 Notes	$700	3.200%	November 4, 2021	November 15, 2031
March 2032 Notes	$1,000	5.800%	January 8, 2025	March 8, 2032
________________________________________

(1)The effective stated interest rates of the January 2027 Notes, the March 2029 Notes, the July 2029 Notes and the September 2030 Notes include the impact of interest rate swaps.

In March 2025, we repaid in full the $600 million in aggregate principal amount outstanding of unsecured notes (the “March 2025 Notes”) upon their maturity. The March 2025 Notes bore interest at a rate of 4.250% per annum. In July 2025, we repaid in full the $1,250 million in aggregate principal amount outstanding of unsecured notes (the “July 2025 Notes”) upon their maturity. The July 2025 Notes bore interest at a rate of 3.250% per annum.

See “Recent Developments,” as well as Note 16 to our consolidated financial statements for the year ended December 31, 2025 for subsequent events relating to the January 2026 Notes and an additional issuance of unsecured notes.

In connection with certain of the unsecured notes issued by us, we have entered into interest rate swaps to more closely align the interest rates of such liabilities with our investment portfolio, which consists primarily of floating rate loans. We designated these interest rate swaps and the associated unsecured notes as qualifying fair value hedge accounting relationships. Under the interest rate swaps, we receive a fixed interest rate and pay a floating interest rate of one-month SOFR plus an applicable spread, as disclosed below. Certain information related to our interest rate swaps as of December 31, 2025 is presented below.

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

See Note 6 to our consolidated financial statements for the year ended December 31, 2025 for more information on our interest rate swaps.

See “Recent Developments,” as well as Note 16 to our consolidated financial statements for the year ended December 31, 2025 for subsequent events relating to an additional interest rate swap in connection with an additional issuance of unsecured notes.

As of December 31, 2025, we were in compliance in all material respects with the indentures governing the Unsecured Notes.

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

RECENT DEVELOPMENTS

In January 2026, we issued $750 million in aggregate principal amount of unsecured notes, which bear interest at a rate of 5.250% per annum and mature on April 12, 2031 (the “April 2031 Notes”). The April 2031 Notes pay interest semi-annually and all principal is due upon maturity. The April 2031 Notes may be redeemed in whole or in part at any time at our option at a redemption price equal to par plus a “make whole” premium, if applicable, as determined pursuant to the indenture governing the April 2031 Notes, and any accrued and unpaid interest. The April 2031 Notes were issued at a discount to the principal amount. In connection with the April 2031 Notes, we entered into an interest rate swap for a total notional amount of $750 million that matures on April 12, 2031. Under the interest rate swap, we will receive a fixed interest rate of 5.250% and pay a floating interest rate of one-month SOFR plus 1.7217%.

In January 2026, we repaid in full the January 2026 Notes upon their maturity, which bore interest at a rate of 3.875% per annum.

In February 2026, our board of directors authorized an amendment to our existing stock repurchase program to extend the expiration date of the program from February 15, 2026 to February 15, 2027. Under the program, we may repurchase up to $1.0 billion in the aggregate of our outstanding common stock in the open market at a price per share that meets certain thresholds below our net asset value per share, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act. The timing, manner, price and amount of any share repurchases will be determined by us, in our discretion, based upon the evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors.

From January 1, 2026 through January 29, 2026, we made new investment commitments of approximately $1.4 billion, of which approximately $966 million were funded. Of the approximately $1.4 billion in new investment commitments, 90% were in first lien senior secured loans, 5% were in Ares Capital’s subordinated loan to IHAM, 3% were in preferred equity and 2% were in other equity. Of the approximately $1.4 billion in new investment commitments, 94% were floating rate, 2% were fixed rate and 4% were non-income producing. The weighted average yield of debt and other income producing securities funded during the period at amortized cost was 9.0% and the weighted average yield on total investments funded during the period at amortized cost was 8.5%. We may seek to sell all or a portion of these new investment commitments, although there can be no assurance that we will be able to do so.

From January 1, 2026 through January 29, 2026, we exited approximately $709 million of investment commitments. Of the approximately $709 million of exited investment commitments, 89% were first lien senior secured loans, 9% were second lien senior secured loans, 1% were subordinated certificates of the SDLP and 1% were other equity. Of the approximately $709 million of exited investment commitments, 97% were floating rate, 2% were fixed rate and 1% were non-income producing. The weighted average yield of debt and other income producing securities exited or repaid during the period at amortized cost was 10.1% and the weighted average yield on total investments exited or repaid during the period at amortized cost was 10.0%. Of the approximately $709 million of investment commitments exited from January 1, 2026 through January 29, 2026, we recognized total net realized gains of approximately $16 million.

In addition, as of January 29, 2026, we had an investment backlog of approximately $2.2 billion. Investment backlog includes transactions approved by our investment adviser’s U.S. direct lending investment committee and/or for which a formal mandate, letter of intent or a signed commitment have been issued, and therefore we believe are likely to close. The consummation of any of the investments in this backlog depends upon, among other things, one or more of the following: our acceptance of the terms and structure of such investment and the execution and delivery of satisfactory transaction documentation. In addition, we may sell all or a portion of these investments and certain of these investments may result in the repayment of existing investments. We cannot assure you that we will make any of these investments or that we will sell all or any portion of these investments.

CRITICAL ACCOUNTING ESTIMATES

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting estimates, including those relating to the valuation of our investment portfolio, are described below. The critical accounting estimates should be read in conjunction with our risk factors as disclosed in “Item 1A. Risk Factors.” See Note 2 to our consolidated financial statements for the year ended December 31, 2025 for more information on our critical accounting policies.

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

See Note 8 to our consolidated financial statements for the year ended December 31, 2025 for more information on our valuation process.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. Uncertainty with respect to the imposition of tariffs on and trade disputes with certain countries, the fluctuations in global interest rates, the ongoing war between Russia and Ukraine, the conflicts in the Middle East, recent U.S. military action in Venezuela and concerns over future increases in inflation or adverse investor sentiment generally, introduced significant volatility in the financial markets, and the effects of this volatility has materially impacted and could continue to materially impact our market risks, including those listed below. For more information concerning these risks and their potential impact on our business and our operating results, see “Risk Factors—General Risk Factors—Difficult market and political conditions may adversely affect our businesses in many ways, including by reducing the value or hampering the performance of our investments or reducing our ability to raise or deploy capital, each of which could have a significant adverse effect on our business, financial condition and results of operations.”, “Risk Factors—Risks Relating to Our Investments—Economic recessions or downturns could impair our portfolio companies and harm our operating results” and “Risk Factors—Risks Relating to Our Business—Inflation has adversely affected and may continue to adversely affect the business, results of operations and financial condition of our portfolio companies”.

Investment Valuation Risk

Because there is not a readily available market value for most of the investments in our portfolio, substantially all of our portfolio investments are valued at fair value as determined in good faith by our investment adviser, as the valuation designee, subject to the oversight of our board of directors based on, among other things, the input of our IVP that have been engaged to support the valuation of each portfolio investment without a readily available market quotation quarterly, beginning as of the third quarter after origination (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” as well as Notes 2 and 8 to our consolidated financial statements for the year ended December 31, 2025 for more information relating to our investment valuation.

Interest Rate Risk

Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. See “Risk Factors—Risks Relating to Our Business—We are exposed to risks associated with changes in interest rates, including the current interest rate environment”.

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

As of December 31, 2025, 72% of the investments at fair value in our portfolio bore interest and dividends at variable rates (including our investment in the SDLP Certificates which accounted for 4% of our total investments at fair value), 12% bore interest at fixed rates, 9% were non-income producing, 1% were on non-accrual status and 6% was our equity investment in IHAM which generally pays a quarterly dividend. Additionally, excluding our investment in the SDLP Certificates, 97% of the remaining variable rate investments at fair value contained interest rate floors. The Credit Facilities, the April 2036 CLO Notes, the October 2036 CLO Secured Loans and the January 2038 CLO Notes bear interest at variable rates with no interest rate floors. The Unsecured Notes bear interest at fixed rates, except that the January 2027 Notes, the March 2029 Notes, the July 2029 Notes and the September 2030 Notes have been swapped from a fixed rate to a floating rate through interest rate swaps. The January 2031 Notes and March 2032 Notes have been swapped from a fixed rate to a floating rate through forward starting interest rate swaps, with effective dates of July 15, 2026 and January 8, 2026, respectively. See Note 5 to our consolidated financial statements for the year ended December 31, 2025 for more information on our debt obligations. See Note 6 to our consolidated financial statements for the year ended December 31, 2025 for more information on the interest rate swaps.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

Based on our December 31, 2025 balance sheet, the following table shows the annualized impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in millions) Basis Point Change	Interest and Dividend Income	Interest Expense(1)	Net Income(2)
Up 300 basis points	$638	$293	$345
Up 200 basis points	$426	$195	$231
Up 100 basis points	$213	$98	$115
Down 100 basis points	$(212)	$(98)	$(114)
Down 200 basis points	$(418)	$(195)	$(223)
Down 300 basis points	$(589)	$(293)	$(296)
________________________________________

(1)Includes the impact to interest expense related to the interest rate swaps related to the January 2027 Notes, the March 2029 Notes, the July 2029 Notes and the September 2030 Notes.

(2)Excludes the impact of any income based fee. See Note 3 to our consolidated financial statements for the year ended December 31, 2025 for more information on the income based fee.

Item 8.    Financial Statements and Supplementary Data

See the Index to Consolidated Financial Statements.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures.    We maintain disclosure controls and procedures (as that term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of December 31, 2025, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2025. The Company's independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of the Company's internal control over financial reporting.

(c)    Attestation Report of the Registered Public Accounting Firm.    Our independent registered public accounting firm, KPMG LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting which is set forth under the heading “Report of Independent Registered Public Accounting Firm” on page F-2.

(d)    Changes in Internal Control over Financial Reporting.    There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2026 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2025, and is incorporated herein by reference.

Item 11.    Executive Compensation

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2026 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2025, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2026 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2025, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2026 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2025, and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2026 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2025, and is incorporated herein by reference.

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

3.    Exhibits.

Exhibit Number	Document
3.1	Articles of Amendment and Restatement, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q (File No. 814-00663) for the quarter ended March 31, 2023, filed on April 25, 2023).
3.2	Third Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K (File No. 814-00663) for the year ended December 31, 2018, filed on February 12, 2019).
4.1	Form of Stock Certificate (incorporated by reference to Exhibit (d) to the Company’s pre effective Amendment No. 2 to the Registration Statement under the Securities Act, on Form N-2 (File No. 333-114656), filed on September 28, 2004).
4.2	Form of Subscription Certificate (incorporated by reference to Exhibit (d)(4) to the Company’s pre effective Amendment No. 2 to the Registration Statement under the Securities Act, on Form N-2 (File No. 333-149139), filed on April 9, 2008).
4.3	Indenture, dated as of October 21, 2010, between Ares Capital Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K (File No. 814 00663), filed on October 22, 2010).
4.4	Twelfth Supplemental Indenture, dated as of July 15, 2020, relating to the 3.875% Notes due 2026, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K (File No. 814-00663), filed on July 15, 2020).
4.5	Form of 3.875% Notes due 2026 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K (File No. 814-00663), filed on July 15, 2020).
4.6	Fourteenth Supplemental Indenture, dated as of June 10, 2021, relating to the 2.875% Notes due 2028, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K (File No. 814-00663), filed on June 10, 2021).
4.7	Form of 2.875% Notes due 2028 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K (File No. 814-00663), filed on June 10, 2021).
4.8	Fifteenth Supplemental Indenture, dated as of November 4, 2021, relating to the 3.200% Notes due 2031, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K (File No. 814-00663), filed on November 4, 2021).
4.9	Form of 3.200% Notes due 2031 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K (File No. 814-00663), filed on November 4, 2021).
4.10	Sixteenth Supplemental Indenture, dated as of January 13, 2022, relating to the 2.875% Notes due 2027, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K (File No. 814-00663), filed on January 13, 2022).
4.11	Form of 2.875% due 2027 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K (File No. 814-00663), filed on January 13, 2022).
4.12	Seventeenth Supplemental Indenture, dated as of August 3, 2023, relating to the 7.000% Notes due 2027, between Ares Capital Corporation and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K (File No. 814-00663), filed on August 3, 2023).
4.13	Form of 7.000% Notes due 2027 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K (File No. 814-00663), filed on August 3, 2023).
4.14	Eighteenth Supplemental Indenture, dated as of January 23, 2024, relating to the 5.875% Notes due 2029, between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K (File No. 814-00663), filed on January 23, 2024).

Exhibit Number	Document
4.15	Form of 5.875% Notes due 2029 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K (File No. 814-00663), filed on January 23, 2024).
4.16	Indenture, dated as of May 13, 2024, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q (File No. 814-000663), for the quarter ended June 30, 2024, filed on July 30, 2024).
4.17	First Supplemental Indenture, dated as of May 13, 2024, relating to the 5.950% Notes due 2029, between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K (File No. 814-00663), filed on May 13, 2024).
4.18	Form of 5.950% Notes due 2029 (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K (File No. 814-00663), filed on May 13, 2024).
4.19	Second Supplemental Indenture, dated as of January 8, 2025, relating to the 5.800% Notes due 2032, between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K (File No. 814-00663), filed on January 8, 2025).
4.20	Form of 5.800% Notes due 2032 (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K (File No. 814-00663), filed on January 8, 2025).
4.21	Third Supplemental Indenture, dated as of June 3, 2025, relating to the 5.500% Notes due 2030, between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K (File No. 814-00663), filed on June 3, 2025).
4.22	Form of 5.500% Notes due 2030 (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K (File No. 814-00663), filed on June 3, 2025).
4.23	Fourth Supplemental Indenture, dated as of September 9, 2025, relating to the 5.100% Notes due 2031, between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K (File No. 814-00663), filed on September 9, 2025).
4.24	Form of 5.100% Notes due 2031 (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K (File No. 814-00663), filed on September 9, 2025).
4.25	Fifth Supplemental Indenture, dated as of January 12, 2026, relating to the 5.250% Notes due 2031, between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K (File No. 814-00663), filed on January 12, 2026).
4.26	Form of 5.250% Notes due 2031 (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K (File No. 814-00663), filed on January 12, 2026).
4.27	Indenture, dated as of May 24, 2024, by and between Ares Direct Lending CLO 1 LLC, as issuer, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K (File No. 814-00663), filed on May 31, 2024).
4.28	Form of Class A Senior Floating Rate Notes due 2036 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K (File No. 814-00663), filed on May 31, 2024).
4.29	Form of Class B Senior Floating Rate Notes due 2036 (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K (File No. 814-00663), filed on May 31, 2024).
4.30	Form of Subordinated Notes due 2036 (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K (File No. 814-00663), filed on May 31, 2024).
4.31	Indenture and Security Agreement, dated as of November 19, 2024, by and between Ares Direct Lending CLO 4 LLC, as issuer, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K (File No. 814-00663), filed on November 25, 2024).
4.32	Form of Class A Senior Floating Rate Notes due 2036 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K (File No. 814-00663), filed on November 25, 2024).
4.33	Form of Class B Senior Floating Rate Notes due 2036 (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K (File No. 814-00663), filed on November 25, 2024).
4.34	Form of Subordinated Notes due 2036 (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K (File No. 814-00663), filed on November 25, 2024).
4.35	Indenture, dated as of December 3, 2025, by and between Ares Direct Lending CLO 7 LLC, as issuer, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K (File No. 814-00663), filed on December 9, 2025).
4.36	Form of Class A-1 Senior Floating Rate Notes due 2038 (contained in the Indenture filed as Exhibit 4.1 to the Company’s Form 8-K (File No. 814-00663), filed on December 9, 2025) (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K (File No. 814-00663), filed on December 9, 2025).
4.37	Form of Class A-2 Senior Floating Rate Notes due 2038 (contained in the Indenture filed as Exhibit 4.1 to the Company’s Form 8-K (File No. 814-00663), filed on December 9, 2025) (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K (File No. 814-00663), filed on December 9, 2025).

Exhibit Number	Document
4.38	Form of Class B Senior Floating Rate Notes due 2038 (contained in the Indenture filed as Exhibit 4.1 to the Company’s Form 8-K (File No. 814-00663) (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K (File No. 814-00663), filed on December 9, 2025).
4.39	Form of Subordinated Notes due 2038 (contained in the Indenture filed as Exhibit 4.1 to the Company’s Form 8-K (File No. 814-00663) (incorporated by reference to Exhibit 4.5 to the Company’s Form 8-K (File No. 814-00663), filed on December 9, 2025).
4.40	Description of Securities (incorporated by reference to Exhibit 4.35 to the Company’s Form 10-K (File No. 814-00663) for the year ended December 31, 2024, filed on February 5, 2025).
10.1	Dividend Reinvestment Plan of Ares Capital Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-K (File No. 814-00663) for the year ended December 31, 2018, filed on February 12, 2019).
10.2	Second Amended and Restated Investment Advisory and Management Agreement between Ares Capital Corporation and Ares Capital Management LLC, dated as of June 6, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on June 7, 2019).
10.3	Amended and Restated Administration Agreement, dated as of June 1, 2007, between Ares Capital Corporation and Ares Operations LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q (File No. 814-00663) for the quarter ended June 30, 2007, filed on August 9, 2007).
10.4	Amended and Restated Custodian Agreement, dated as of May 15, 2009, between Ares Capital Corporation and U.S. Bank National Association (incorporated by reference to Exhibit (j) to the Company’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act, on Form N-2 (File No. 333-158211), filed on May 28, 2009).
10.5	Amendment No. 1, dated as of December 19, 2014, to the Amended and Restated Custodian Agreement dated as of May 15, 2009, by and among Ares Capital Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K (File No. 814-00663) for the year ended December 31, 2014, filed on February 26, 2015).
10.6	Trademark License Agreement between Ares Capital Corporation and Ares Management LLC (incorporated by reference to Exhibit 99(k)(3) to the Company’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act, on Form N-2 (File No. 333-114656), filed on September 17, 2004).
10.7	Form of Indemnification Agreement between Ares Capital Corporation and directors and certain officers (incorporated by reference to Exhibit (k)(3) to the Company’s Registration Statement under the Securities Act, on Form N-2 (File No. 333-188175), filed on April 26, 2013).
10.8	Form of Indemnification Agreement between Ares Capital Corporation and members of Ares Capital Management LLC investment committee (incorporated by reference to Exhibit (k)(4) to the Company’s Registration Statement under the Securities Act, on Form N-2 (File No. 333-188175), filed on April 26, 2013).
10.9	Amended and Restated Purchase and Sale Agreement, dated as of January 22, 2010, among Ares Capital Corporation, as seller, and Ares Capital CP Funding Holdings LLC, as purchaser (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 814-00663), filed on January 25, 2010).
10.10	Amendment No. 1 to Amended and Restated Purchase and Sale Agreement, dated as of June 7, 2012, among Ares Capital Corporation, as seller, and Ares Capital CP Funding Holdings LLC, as purchaser (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 814-0663), filed on June 8, 2012).
10.11	Second Tier Purchase and Sale Agreement, dated as of January 22, 2010, among Ares Capital CP Funding Holdings LLC, as seller, and Ares Capital CP Funding LLC, as purchaser (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K (File No. 814-00663), filed on January 25, 2010).
10.12	Amendment No. 1 to Second Tier Purchase and Sale Agreement, dated as of June 7, 2012, among Ares Capital CP Funding Holdings LLC, as seller, and Ares Capital CP Funding LLC, as purchaser (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 814-0663), filed on June 8, 2012).
10.13	Amended and Restated Sale and Servicing Agreement, dated as of January 22, 2010, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer, Wachovia Bank, National Association, as note purchaser, U.S. Bank National Association, as trustee and collateral custodian, and Wells Fargo Securities, LLC, as agent (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 814-00663), filed on January 25, 2010).
10.14	Amendment No. 1 to the Amended and Restated Sale and Servicing Agreement, dated as of May 6, 2010, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer, Wells Fargo Bank, National Association, as successor by merger to Wachovia Bank as note purchaser, U.S. Bank, National Association, as trustee and collateral custodian, and Wells Fargo Securities LLC, as agent (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q (File No. 814-00663) for the quarter ended March 30, 2010, filed on May 10, 2010).

Exhibit Number	Document
10.15	Amendment No. 2 to the Amended and Restated Sale and Servicing Agreement, dated as of January 18, 2011, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer, Wells Fargo Bank, National Association, as successor by merger to Wachovia Bank as note purchaser, U.S. Bank National Association, as trustee and collateral custodian, and Wells Fargo Securities, LLC, as agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on January 19, 2011).
10.16	Amendment No. 3 to the Amended and Restated Sale and Servicing Agreement, dated as of October 13, 2011, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer and as transferor, Wells Fargo Bank, National Association (as successor by merger to Wachovia Bank, National Association), as note purchaser, U.S. Bank National Association, as trustee, collateral custodian and bank and Wells Fargo Securities, LLC, as agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on October 14, 2011).
10.17	Amendment No. 4 to the Amended and Restated Sale and Servicing Agreement, dated as of January 18, 2012, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Wells Fargo Bank, National Association (as successor by merger to Wachovia Bank, National Association), as note purchaser, Wells Fargo Securities, LLC, as agent, and U.S. Bank National Association, as collateral custodian, trustee and bank (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on January 19, 2012).
10.18	Amendment No. 5 to the Amended and Restated Sale and Servicing Agreement, dated as of June 7, 2012, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Wells Fargo Bank, National Association (as successor by merger to Wachovia Bank, National Association), as note purchaser, Wells Fargo Securities, LLC, as agent, and U.S. Bank National Association, as collateral custodian, trustee and bank (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-0663), filed on June 8, 2012).
10.19	Amendment No. 6 to Loan and Servicing Agreement, dated as of January 25, 2013, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Wells Fargo Securities, LLC, as agent, Wells Fargo Bank, National Association, as swingline lender, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on January 28, 2013).
10.20	Omnibus Amendment, dated as of May 14, 2014, among Ares Capital CP Funding LLC, Ares Capital CP Funding Holdings LLC, Ares Capital Corporation, Wells Fargo Bank, National Association, as swingline lender and as a lender, Wells Fargo Securities, LLC, as agent, and U.S. Bank National Association, as trustee, bank and collateral custodian (amending the Loan and Servicing Agreement, dated as of January 22, 2010, the Amended and Restated Purchase and Sale Agreement, dated as of January 22, 2010, and the Second Tier Purchase and Sale Agreement, dated as of January 22, 2010) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on May 15, 2014).
10.21	Amendment No. 8 to the Loan and Servicing Agreement, dated as of January 3, 2017, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Wells Fargo Securities, LLC, as agent, and Wells Fargo Bank, National Association, as swingline lender, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on January 4, 2017).
10.22	Amendment No. 9 to Loan and Servicing Agreement, dated as of October 2, 2017, among Ares Capital CP Funding LLC, as borrower, the Company, as servicer, Wells Fargo Bank, National Association, as swingline lender, as a lender and as a successor agent, Wells Fargo Securities, LLC, as the resigning agent, Bank of America, N.A. as a lender, U.S. Bank National Association as collateral custodian, trustee and bank, and the other lenders party thereto (incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K (File No. 814-00663) for the year ended December 31, 2021, filed on February 9, 2022).
10.23	Amendment No. 10 to Loan and Servicing Agreement, dated as of October 2, 2018, among Ares Capital CP Funding LLC, Ares Capital Corporation, Wells Fargo Bank National Association, as the agent and Wells Fargo Bank, National Association, as a lender and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 814-00663), filed on October 3, 2018).
10.24	Amendment No. 11 to Loan and Servicing Agreement, dated as of December 14, 2018, among Ares Capital CP Funding LLC, Ares Capital Corporation, Wells Fargo Bank National Association, as the agent and Wells Fargo Bank, National Association, as a lender and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on December 17, 2018).
10.25	Amendment No. 12 to Loan and Servicing Agreement, dated as of June 18, 2019, among Ares Capital CP Funding LLC, as the borrower, Ares Capital Corporation, as the servicer, Wells Fargo Bank, National Association, as the agent, Wells Fargo Bank, National Association, as a lender, Bank of America, N.A, as a lender and U.S. Bank National Association, as trustee, bank and collateral custodian (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on June 19, 2019).

Exhibit Number	Document
10.26	Amendment No. 13 to Loan and Servicing Agreement, dated as of January 31, 2020, among Ares Capital CP Funding LLC, as the borrower, Ares Capital Corporation, as the servicer, Wells Fargo Bank, National Association, as the agent, Wells Fargo Bank, National Association, as a lender, Bank of America, N.A, as a lender, TIAA, FSB, as a lender, Sampension Livsforsikring A/S, as a lender, Arkitekternes Pensionskasse, as a lender, Pensionskassen for Jordbrugsakademikere og Dyrlæger, as a lender and U.S. Bank National Association, as trustee, bank and collateral custodian (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on February 3, 2020).
10.27	Amendment No. 14 to Loan and Servicing Agreement, dated as of November 13, 2020, among Ares Capital CP Funding LLC, as borrower, the Company, as servicer, Wells Fargo Bank, National Association, as agent, Wells Fargo Bank, National Association, as a lender, and Bank of America, N.A., as a lender, and U.S. Bank National Association, as trustee, bank and collateral custodian (incorporated by reference to Exhibit 10.27 to the Company’s Form 10-K (File No. 814-00663) for the year ended December 31, 2021, filed on February 9, 2022).
10.28	Amendment No. 15 to Loan and Servicing Agreement, dated as of December 29, 2021, among Ares Capital CP Funding LLC, as borrower, the Company as servicer, Wells Fargo Bank, National Association, as agent, the lenders named therein, and U.S. Bank National Association, as trustee, bank and collateral custodian (incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K (File No. 814‑00663), filed on January 3, 2022).
10.29	Amendment No. 16 to Loan and Servicing Agreement, dated as of June 30, 2022, among Ares Capital CP Funding LLC, as the borrower, Ares Capital Corporation, as the servicer, Wells Fargo Bank, National Association, as the agent, Wells Fargo Bank, National Association, as a lender, Bank of America, N.A, as a lender, Sampension Livsforsikring A/S, as a lender, Arkitekternes Pensionskasse, as a lender, Pensionskassen for Jordbrugsakademikere og Dyrlæger, as a lender, Canadian Imperial Bank of Commerce, as a lender, U.S. Bank Trust Company, National Association, as trustee and U.S. Bank National Association, as bank and collateral custodian (incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K (File No. 814‑00663), filed on July 1, 2022).
10.30	Amendment No. 17 to Loan and Servicing Agreement, dated as of October 8, 2024, among Ares Capital CP Funding LLC, as the borrower, Ares Capital Corporation, as the servicer, Wells Fargo Bank, National Association, as the agent, Wells Fargo Bank, National Association, as a lender, Bank of America, N.A, as a lender, Sampension Livsforsikring A/S, as a lender, Arkitekternes Pensionskasse, as a lender, Pensionskassen for Jordbrugsakademikere og Dyrlæger, as a lender, Pensionskassen for Teknikum og Diplomingeniører, as a lender, Canadian Imperial Bank of Commerce, as a lender, U.S. Bank Trust Company, National Association, as trustee and U.S. Bank National Association, as bank and collateral custodian (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on October 11, 2024).
10.31	Amendment No. 18 to Loan and Servicing Agreement, dated as of July 28, 2025, among Ares Capital CP Funding LLC, as the borrower, Ares Capital Corporation, as the servicer, Wells Fargo Bank, National Association, as the agent, the lenders party thereto, U.S. Bank Trust Company, National Association, as trustee and U.S. Bank National Association, as bank and collateral custodian (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q (File No. 814-00663) for the quarter ended June 30, 2025, filed on July 29, 2025).
10.32	Sixteenth Amended and Restated Senior Secured Credit Agreement, dated as of April 15, 2025, among Ares Capital Corporation, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-000663), filed on April 21, 2025).
10.33	Loan and Servicing Agreement, dated as of January 20, 2012, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, collateral agent and lender, and U.S. Bank National Association, as collateral custodian and bank (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on January 24, 2012).
10.34	Purchase and Sale Agreement, dated as of January 20, 2012, between Ares Capital JB Funding LLC, as purchaser, and Ares Capital Corporation, as seller (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 814-00663), filed on January 24, 2012).
10.35	Revolving Credit and Security Agreement, dated as of June 11, 2020, among ARCC FB Funding LLC, as the borrower, BNP Paribas, as the administrative agent, Ares Capital Corporation as equity holder and servicer, and U.S. Bank National Association as collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on June 16, 2020).
10.36	Purchase and Sale Agreement, dated as of June 11, 2020, between ARCC FB Funding LLC, as the purchaser and Ares Capital Corporation, as the seller (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 814-00663), filed on June 16, 2020).

Exhibit Number	Document
10.37	First Amendment to the Revolving Credit and Security Agreement, dated as of December 21, 2020, among ARCC FB Funding LLC, as the borrower, BNP Paribas, as the administrative agent, Ares Capital Corporation as equity holder and servicer, and U.S. Bank National Association as collateral agent (incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K (File No. 814-00663), for the year ended December 30, 2020, filed on February 10, 2021).
10.38	Second Amendment to the Revolving Credit and Security Agreement, dated as of June 29, 2021, among ARCC FB Funding LLC, as borrower, the lenders from time to time parties thereto, BNP Paribas, as administrative agent and lender, Ares Capital Corporation, as equityholder and servicer, and U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on July 1, 2021).
10.39	Third Amendment to the Revolving Credit and Security Agreement, dated as of August 17, 2022, among ARCC FB Funding LLC, as borrower, the lenders from time to time parties thereto, BNP Paribas, as administrative agent and lender, Ares Capital Corporation, as equityholder and servicer, and U.S. Bank Trust Company, National Association, as collateral agent (incorporated by reference to Exhibit 10.37 to the Company’s Form 10-K (File No. 814-00663) for the year ended December 31, 2022, filed on February 7, 2023).
10.40	Fourth Amendment to the Revolving Credit and Security Agreement, dated as of January 9, 2023, among ARCC FB Funding LLC, as borrower, the lenders from time to time parties thereto, BNP Paribas, as administrative agent and lender, Ares Capital Corporation, as equityholder and servicer, and U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 10.38 to the Company’s Form 10-K (File No. 814-00663) for the year ended December 31, 2022, filed on February 7, 2023).
10.41	Fifth Amendment to the Revolving Credit and Security Agreement, dated as of April 20, 2023, among ARCC FB Funding LLC, as borrower, the lenders from time to time parties thereto, BNP Paribas, as administrative agent and lender, Ares Capital Corporation, as equityholder and servicer, and U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q (File No. 814-00663) for the quarter ended March 31, 2023, filed on April 25, 2023).
10.42	Sixth Amendment to the Revolving Credit and Security Agreement, dated as of December 14, 2023, among ARCC FB Funding LLC, as borrower, the lenders from time to time parties thereto, BNP Paribas, as administrative agent and lender, Ares Capital Corporation, as equityholder and servicer, and U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on December 19, 2023).
10.43	Seventh Amendment to the Revolving Credit and Security Agreement, dated as of April 12, 2024, among ARCC FB Funding LLC, as borrower, the lenders from time to time parties thereto, BNP Paribas, as administrative agent and lender, Ares Capital Corporation, as equityholder and servicer, and U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 814-00663), filed on April 17, 2024).
10.44	Eighth Amendment to the Revolving Credit and Security Agreement, dated as of July 25, 2024, among ARCC FB Funding LLC, as borrower, the lenders from time to time parties thereto, BNP Paribas, as administrative agent and lender, Ares Capital Corporation, as equityholder and servicer, and U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 10.6 to the Company’s 10-Q (File No. 814-000663), for the quarter ended June 30, 2024, filed on July 30, 2024).
10.45	Ninth Amendment to the Revolving Credit and Security Agreement, dated as of March 20, 2025, among ARCC FB Funding LLC, as borrower, the lenders from time to time parties thereto, BNP Paribas, as administrative agent and lender, Ares Capital Corporation, as equityholder and servicer, and U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-000663), filed on March 24, 2025).
10.46	Omnibus Amendment No. 1, dated as of September 14, 2012, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, and U.S. Bank National Association, as collateral custodian and bank (amending the Loan and Servicing Agreement, dated as of January 20, 2012, and the Purchase and Sale Agreement, dated as of January 20, 2012) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on September 17, 2012).
10.47	Omnibus Amendment No. 2, dated as of December 20, 2013, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, and U.S. Bank National Association, as collateral custodian and bank (amending the Loan and Servicing Agreement, dated as of January 20, 2012, and the Purchase and Sale Agreement, dated as of January 20, 2012) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on December 23, 2013).

Exhibit Number	Document
10.48	Omnibus Amendment No. 3, dated as of June 30, 2015, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, and U.S. Bank National Association, as collateral custodian and bank (amending the Loan and Servicing Agreement, dated as of January 20, 2012, and the Purchase and Sale Agreement, dated as of January 20, 2012) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on July 1, 2015).
10.49	Omnibus Amendment No. 4, dated as of August 24, 2017, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, and U.S. Bank National Association, as collateral custodian and bank (amending the Loan and Servicing Agreement, dated as of January 20, 2012) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on August 28, 2017).
10.50	Omnibus Amendment No. 5, dated as of September 12, 2018, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, and U.S. Bank National Association, as collateral custodian and bank (amending the Loan and Servicing Agreement, dated as of January 20, 2012) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on September 13, 2018).
10.51	Omnibus Amendment No. 6, dated as of September 10, 2019, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, and U.S. Bank National Association, as collateral custodian and bank (amending the Loan and Servicing Agreement, dated as of January 20, 2012 and the Purchase and Sale Agreement, dated as of January 20, 2012) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on September 10, 2019).
10.52	Omnibus Amendment No. 7, dated as of December 31, 2019, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, and U.S. Bank National Association, as collateral custodian and bank (amending the Loan and Servicing Agreement, dated as of January 20, 2012 and the Purchase and Sale Agreement, dated as of January 20, 2012) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on January 2, 2020).
10.53	Amendment No. 8, dated as of May 28, 2021, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, and U.S. Bank National Association, as collateral custodian and bank (amending the Loan and Servicing Agreement, dated as of January 20, 2012) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on May 28, 2021).
10.54	Amendment No. 9, dated as of April 28, 2023, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, and U.S. Bank National Association, as collateral custodian and bank (amending the Loan and Servicing Agreement, dated as of January 20, 2012) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on May 4, 2023).
10.55	Amendment No. 10, dated as of March 28, 2024, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, and U.S. Bank National Association, as collateral custodian and bank (amending the Loan and Servicing Agreement, dated as of January 20, 2012) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on April 3, 2024).
10.56	Amendment No. 11, dated as of December 6, 2024, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, Citizens Bank, N.A., as lender, and Sumitomo Mitsui Trust Bank, Limited, New York Branch, as lender (amending the Loan and Servicing Agreement, dated as of January 20, 2012) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on December 11, 2024).
10.57	Amendment No. 12, dated as of July 25, 2025, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, Citizens Bank, N.A., as lender, and Sumitomo Mitsui Trust Bank, Limited, New York Branch, as lender (amending the Loan and Servicing Agreement, dated as of January 20, 2012) (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q (File No. 814-00663) for the quarter ended June 30, 2025, filed on July 29, 2025).
10.58	Uncommitted Continuing Agreement for Standby Letters of Credit and Demand Guarantees, dated as of May 11, 2023, between Ares Capital Corporation and Deutsche Bank AG New York Branch, as the issuer (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on May 17, 2023).

Exhibit Number	Document
10.59	Collateral Administration Agreement, dated as of May 24, 2024, by and between Ares Direct Lending CLO 1 LLC, as issuer, Ares Capital Management LLC, as asset manager, and U.S. Bank Trust Company, National Association as collateral administrator (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on May 31, 2024).
10.60	Asset Management Agreement, dated as of May 24, 2024, by and between Ares Direct Lending CLO 1 LLC, as issuer and Ares Capital Management LLC, as asset manager (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 814-00663), filed on May 31, 2024).
10.61	Master Purchase and Sale Agreement, dated as of May 24, 2024, by and between Ares Capital Corporation, as seller, and Ares Direct Lending CLO 1 LLC, as buyer (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 814-00663), filed on May 31, 2024).
10.62	Contribution Agreement, dated as of May 24, 2024, by and between Ares Capital Corporation, as transferor, and Ares Direct Lending CLO 1 LLC, as transferee (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K (File No. 814-00663), filed on May 31, 2024).
10.63	Equity Distribution Agreement, dated as of February 5, 2025, among Ares Capital Corporation, Ares Capital Management LLC, Ares Operations LLC and Truist Securities, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on February 5, 2025).
10.64	Equity Distribution Agreement, dated as of February 5, 2025, among Ares Capital Corporation, Ares Capital Management LLC, Ares Operations LLC and Mizuho Securities USA LLC (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 814-00663), filed on February 5, 2025).
10.65	Equity Distribution Agreement, dated as of February 5, 2025, among Ares Capital Corporation, Ares Capital Management LLC, Ares Operations LLC and RBC Capital Markets, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K (File No. 814-00663), filed on February 5, 2025).
10.66	Equity Distribution Agreement, dated as of February 5, 2025, among Ares Capital Corporation, Ares Capital Management LLC, Ares Operations LLC and Regions Securities LLC (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K (File No. 814-00663), filed on February 5, 2025).
10.67	Class A Credit Agreement, dated as of November 19, 2024, by and among Ares Direct Lending CLO 4 LLC, as borrower, the lenders party thereto, and U.S. Bank Trust Company, National Association, as loan agent and collateral trustee (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on November 25, 2024).
10.68	Class B Credit Agreement, dated as of November 19, 2024, by and among Ares Direct Lending CLO 4 LLC, as borrower, the lenders party thereto, and U.S. Bank Trust Company, National Association, as loan agent and collateral trustee (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 814-00663), filed on November 25, 2024).
10.69	Collateral Administration Agreement, dated as of November 19, 2024, by and between Ares Direct Lending CLO 4 LLC, as issuer, Ares Capital Management LLC, as asset manager, and U.S. Bank Trust Company, National Association as collateral administrator (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 814-00663), filed on November 25, 2024).
10.70	Asset Management Agreement, dated as of November 19, 2024, by and between Ares Direct Lending CLO 4 LLC, as issuer and Ares Capital Management LLC, as asset manager (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K (File No. 814-00663), filed on November 25, 2024).
10.71	Master Purchase and Sale Agreement, dated as of November 19, 2024, by and between Ares Capital Corporation, as seller, and Ares Direct Lending CLO 4 LLC, as buyer (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K (File No. 814-00663), filed on November 25, 2024).
10.72	Contribution Agreement, dated as of November 19, 2024, by and between Ares Capital Corporation, as transferor, and Ares Direct Lending CLO 4 LLC, as transferee (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K (File No. 814-00663), filed on November 25, 2024).
10.73	Collateral Administration Agreement, dated as of December 3, 2025, by and between Ares Direct Lending CLO 7 LLC, as issuer, Ares Capital Management LLC, as asset manager, and U.S. Bank Trust Company, National Association, as collateral administrator (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on December 9, 2025).
10.74	Asset Management Agreement, dated as of December 3, 2025, by and between Ares Direct Lending CLO 7 LLC, as issuer, and Ares Capital Management LLC, as asset manager (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 814-00663), filed on December 9, 2025).
10.75	Master Purchase and Sale Agreement, dated as of December 3, 2025, by and between Ares Capital Corporation, as seller, and Ares Direct Lending CLO 7 LLC, as buyer (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 814-00663), filed on December 9, 2025).
10.76	Contribution Agreement, dated as of December 3, 2025, by and between Ares Capital Corporation, as transferor, and Ares Direct Lending CLO 7 LLC, as transferee (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K (File No. 814-00663), filed on December 9, 2025).
11.1	Statement of Computation of Per Share Earnings (included in Note 10 to the Company’s Notes to Consolidated Financial Statements filed herewith).

Exhibit Number	Document
19.1	Insider Trading Policy (incorporated by reference to Exhibit 97.2 to the Company’s Form 10-K (File No. 814-00663), for the year ended December 31, 2024, filed on February 5, 2025).
21.1	Subsidiaries of Ares Capital Corporation*
23.1	Consent of Independent Registered Public Accounting Firm*
31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Form 10-K (File No. 814-00663) for the year ended December 31, 2023, filed on February 7, 2024).
99.1	Report of Independent Registered Public Accounting Firm on Supplemental Information*
99.2	Supplemental Financial Information of Senior Direct Lending Program, LLC as of December 31, 2025 and 2024*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
________________________________________

*	Filed herewith
**	Furnished herewith

Item 16.    Form 10-K Summary

None.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Ares Capital Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Ares Capital Corporation and subsidiaries (the Company), including the consolidated schedules of investments, as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 4, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of securities owned as of December 31, 2025 and 2024, by correspondence with the custodian, agent banks, or by other appropriate auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

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
February 4, 2026

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Ares Capital Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited Ares Capital Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company, including the consolidated schedules of investments, as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 4, 2026 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 4, 2026

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions, except per share data)

	As of December 31,
	2025	2024

ASSETS
Investments at fair value
Non-controlled/non-affiliate company investments	$24,872	$22,145
Non-controlled affiliate company investments	600	707
Controlled affiliate company investments	4,013	3,868
Total investments at fair value (amortized cost of $29,250 and $26,374, respectively)	29,485	26,720
Cash and cash equivalents	638	635
Restricted cash	286	225
Interest receivable	288	292
Receivable for open trades	317	224
Other assets	221	158
Total assets	$31,235	$28,254
LIABILITIES
Debt	$15,991	$13,727
Base management fee payable	111	100
Income based fee payable	89	91
Capital gains incentive fee payable	82	105
Interest and facility fees payable	193	170
Payable to participants	131	163
Interest rate swap collateral payable	155	62
Payable for open trades	5	236
Accounts payable and other liabilities	132	121
Deferred tax liabilities	28	92
Secured borrowings	—	32
Total liabilities	16,917	14,899
Commitments and contingencies (Note 7)
STOCKHOLDERS’ EQUITY
Common stock, par value $0.001 per share, 1,000 common shares authorized; 718 and 672 common shares issued and outstanding, respectively	1	1
Capital in excess of par value	13,359	12,502
Accumulated undistributed earnings	958	852
Total stockholders’ equity	14,318	13,355
Total liabilities and stockholders’ equity	$31,235	$28,254
NET ASSET VALUE PER SHARE	$19.94	$19.89

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(in millions, except per share data)

	For the Years Ended December 31,
	2025	2024	2023
INVESTMENT INCOME:
From non-controlled/non-affiliate company investments:
Interest income (excluding payment-in-kind (“PIK”) interest income)	$1,790	$1,749	$1,564
PIK interest income	184	174	143
Capital structuring service fees	178	156	83
Dividend income (excluding PIK dividend income)	30	49	47
PIK dividend income	266	253	195
Other income	87	55	53
Total investment income from non-controlled/non-affiliate company investments	2,535	2,436	2,085
From non-controlled affiliate company investments:
Interest income (excluding PIK interest income)	15	20	12
PIK interest income	17	14	5
Capital structuring service fees	1	3	—
Dividend income (excluding PIK dividend income)	—	2	7
Other income	—	2	—
Total investment income from non-controlled affiliate company investments	33	41	24
From controlled affiliate company investments:
Interest income (excluding PIK interest income)	159	187	220
PIK interest income	18	18	18
Capital structuring service fees	6	13	9
Dividend income (excluding PIK dividend income)	293	286	250
PIK dividend income	2	4	2
Other income	6	5	6
Total investment income from controlled affiliate company investments	484	513	505
Total investment income	3,052	2,990	2,614
EXPENSES:
Interest and credit facility fees	793	715	582
Base management fee	425	374	323
Income based fee	348	364	328
Capital gains incentive fee	(23)	18	53
Administrative and other fees	15	12	13
Other general and administrative	36	31	29
Total expenses	1,594	1,514	1,328
NET INVESTMENT INCOME BEFORE INCOME TAXES	1,458	1,476	1,286
Income tax expense, including excise taxes	43	40	28
NET INVESTMENT INCOME	1,415	1,436	1,258
REALIZED AND UNREALIZED GAINS (LOSSES) ON INVESTMENTS, FOREIGN CURRENCY AND OTHER TRANSACTIONS:
Net realized gains (losses):
Non-controlled/non-affiliate company investments	80	(78)	(146)
Non-controlled affiliate company investments	(35)	(6)	(10)
Controlled affiliate company investments	56	24	1
Foreign currency and other transactions	(6)	5	(24)
Net income tax expense on net realized gains	(115)	(33)	8
Net realized losses	(20)	(88)	(171)
Net unrealized gains (losses):
Non-controlled/non-affiliate company investments	4	35	443
Non-controlled affiliate company investments	(44)	23	34
Controlled affiliate company investments	(74)	85	16
Foreign currency and other transactions	(41)	50	6
Net change in deferred tax liabilities	59	(5)	(64)
Net unrealized gains (losses)	(96)	188	435
Net realized and unrealized gains (losses) on investments, foreign currency and other transactions	(116)	100	264
Realized loss on extinguishment of debt	—	(14)	—
NET INCREASE IN STOCKHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$1,299	$1,522	$1,522
NET INCOME PER COMMON SHARE (see Note 10)
Basic	$1.86	$2.44	$2.75
Diluted	$1.86	$2.44	$2.68
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING (see Note 10)
Basic	699	624	554
Diluted	699	624	575
See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Software and Services
ACP Avenu Midco LLC (13)	Provider of technology solutions and hardware to U.S. state and local governments and motor vehicle agencies	First lien senior secured loan	8.74%	SOFR (Q)	4.75%	04/2025	10/2029		$13.2	$13.0	$13.2	(2)(9)
		First lien senior secured loan	8.74%	SOFR (Q)	4.75%	08/2025	10/2029		18.9	18.6	18.9	(2)(9)
										31.6	32.1
Actfy Buyer, Inc. (13)	Software provider of end to end fraud management workflow solutions	First lien senior secured loan	8.47%	SOFR (M)	4.75%	05/2024	05/2031		20.9	20.9	20.9	(2)(9)
Activate Holdings (US) Corp. and CrossPoint Capital AS SPV, LP (13)	Provider of software services that support the management and security of computing devices, applications, data, and networks	First lien senior secured loan	8.92%	SOFR (Q)	5.25%	07/2023	07/2030		42.1	42.1	42.1	(2)(6)(9)
		First lien senior secured loan	8.92%	SOFR (Q)	5.25%	09/2024	07/2030		6.8	6.8	6.8	(2)(6)(9)
		Limited partnership interest				10/2023		9,249,000		10.2	12.6	(2)(6)
										59.1	61.5
Adonis Bidco Inc. (13)	Provider of intellectual property management lifecycle software	First lien senior secured loan	9.17%	SOFR (Q)	5.50%	02/2025	02/2032		11.0	11.0	11.0	(2)(9)
		First lien senior secured loan	9.42% (3.00% PIK)	SOFR (Q)	5.75%	02/2025	02/2032		235.5	235.5	235.5	(2)(9)
										246.5	246.5
AI Titan Parent, Inc. (13)	Provider of plant maintenance / scheduling software	First lien senior secured loan	8.25%	SOFR (M)	4.50%	08/2024	08/2031		7.3	7.3	7.3	(2)(9)
Anaplan, Inc. (13)	Provider of cloud-based connected planning platforms for business analytics	First lien senior secured loan	8.32%	SOFR (Q)	4.50%	06/2022	06/2029		5.8	5.8	5.8	(2)(9)
APG Intermediate Holdings Corporation and APG Holdings, LLC (4)	Aircraft performance software provider	Class A membership units				01/2020		9,750,000		9.8	7.6	(2)
Appriss Health, LLC and Appriss Health Intermediate Holdings, Inc. (13)	Software platform for identification, prevention and management of substance use disorder	First lien senior secured loan	8.57%	SOFR (M)	4.75%	05/2021	05/2027		2.8	2.8	2.8	(2)(9)
Aptean, Inc. and Aptean Acquiror Inc. (13)	Provider of CRM, ERP and supply chain software application	First lien senior secured revolving loan	8.49%	SOFR (M)	4.75%	01/2024	01/2031		0.2	0.2	0.2	(2)(9)
		First lien senior secured loan	8.57%	SOFR (Q)	4.75%	01/2024	01/2031		19.5	19.5	19.5	(2)(9)
										19.7	19.7
Archduke Buyer, Inc. (13)	Developer and operator of Java runtime solutions for enterprises applications	First lien senior secured loan	9.27%	SOFR (Q)	5.50%	12/2025	12/2032		61.0	61.0	60.4	(2)(9)
Arrow Borrower 2025, Inc. (13)	Provider of accounts payable automation software and payment solutions	First lien senior secured loan	8.15%	SOFR (Q)	4.25%	10/2025	10/2032		28.3	28.3	28.1	(2)(9)
Artifact Bidco, Inc. (13)	Supply chain risk management SaaS platform for global enterprise clients	First lien senior secured loan	7.82%	SOFR (Q)	4.15%	05/2024	07/2031		7.4	7.4	7.4	(2)(9)

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Aston Bidco (Holding) Limited	Provider of enterprise software solutions	First lien senior secured loan	9.97%	SONIA (Q)	6.00%	07/2025	07/2032		110.2	108.2	110.2	(2)(6)(9)
Auctane, Inc.	Provider of mailing and shipping solutions	First lien senior secured loan	9.58%	SOFR (S)	5.75%	10/2021	10/2028		143.4	143.4	143.4	(2)(9)
Banyan Software Holdings, LLC and Banyan Software Intermediate, Inc. (13)(14)	Vertical software businesses holding company	First lien senior secured loan	9.22%	SOFR (M)	5.50%	01/2025	01/2031		141.2	141.2	141.2	(2)(9)
		First lien senior secured loan	9.22%	SOFR (M)	5.50%	04/2025	01/2031		21.4	21.4	21.4	(2)(9)
		First lien senior secured loan	8.98%	SOFR (M)	5.25%	10/2025	01/2031		1.2	1.2	1.2	(2)
		Series A preferred shares	14.00% PIK			01/2025		80,007		89.2	88.2	(2)
										253.0	252.0
BCTO Ignition Purchaser, Inc.	Enterprise software provider	Senior subordinated loan	11.37% PIK	SOFR (Q)	7.50%	04/2023	10/2030		4.5	4.5	4.5	(2)(9)
		Senior subordinated loan	11.37% PIK	SOFR (Q)	7.50%	03/2025	10/2030		2.5	2.5	2.5	(2)(9)
										7.0	7.0
Bobcat Purchaser, LLC and Bobcat Topco, L.P. (13)	Healthcare software provider	First lien senior secured loan	8.44%	SOFR (Q)	4.75%	06/2023	06/2030		15.5	15.5	15.5	(2)(9)
		Class A-1 units				06/2023		1,729,228		1.7	1.8
										17.2	17.3
Borrower R365 Holdings LLC (13)	Provider of restaurant enterprise resource planning systems	First lien senior secured loan	9.82%	SOFR (Q)	6.00%	06/2021	06/2027		15.9	15.9	15.9	(2)(9)
		First lien senior secured loan	9.82%	SOFR (Q)	6.00%	01/2022	06/2027		1.9	1.9	1.9	(2)(9)
										17.8	17.8
Bottomline Technologies, Inc. (13)	Provider of payment automation solutions	First lien senior secured loan	8.17%	SOFR (Q)	4.50%	04/2025	05/2029		16.5	16.5	16.5	(2)(9)
Businessolver.com, Inc. (13)	Provider of SaaS-based benefits solutions for employers and employees	First lien senior secured loan	8.17%	SOFR (Q)	4.50%	12/2021	12/2032		28.0	28.0	27.9	(2)(9)
Cardinal Parent, Inc. and Packers Software Intermediate Holdings, Inc. (13)	Provider of software and technology-enabled content and analytical solutions to insurance brokers	First lien senior secured loan	8.32%	SOFR (Q)	4.50%	04/2024	11/2027		16.6	16.2	16.2	(2)(9)(16)
		Second lien senior secured loan	11.58%	SOFR (Q)	7.75%	11/2020	11/2028		71.6	71.2	70.9	(2)(9)
		Series A preferred shares	11.00% PIK			11/2020		24,898		43.5	41.3	(2)
		Series A-2 preferred shares	11.00% PIK			12/2020		8,963		15.5	14.7	(2)
		Series A-3 preferred shares	11.00% PIK			11/2021		11,952		18.7	17.7	(2)
										165.1	160.8
Cascade Parent Inc., Cascade Intermediate II, Inc., and Haveli Cascade Co-Invest I, L.P. (13)	Provider of database management services	First lien senior secured loan	9.47%	SOFR (M)	5.75%	09/2025	09/2031		29.8	29.8	29.4	(2)(9)
		Senior subordinated loan	13.00% PIK			09/2025	09/2033		24.5	24.5	24.0	(2)
		Limited partnership interests				09/2025		5,324,000		5.3	5.3	(2)
										59.6	58.7
Centralsquare Technologies, LLC and Supermoose Newco, Inc. (13)	Provider of mission-critical software solutions for the public sector	First lien senior secured revolving loan				04/2024	04/2030		—	—	—	(2)(11)

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured loan	9.47%	SOFR (M)	5.75%	04/2024	04/2030		144.7	144.7	144.7	(2)(9)
		Series A preferred stock	15.00% PIK			04/2024		83,332		107.2	107.2	(2)
										251.9	251.9
Cloud Software Group, Inc., Picard Parent, Inc., Cloud Software Group Holdings, Inc., Picard HoldCo, LLC and Elliott Alto Co-Investor Aggregator L.P. (13)	Provider of server, application and desktop virtualization, networking, software as a service, and cloud computing technologies	Second lien senior secured notes	9.00%			04/2023	09/2029		121.0	114.8	125.9	(2)(16)
		Limited partnership interests				09/2022		12,250,000		12.3	35.2	(2)
										127.1	161.1
Community Brands ParentCo, LLC	Software and payment services provider to non-profit institutions	Class A units				12/2016		500,000		5.0	1.5	(2)
Computer Services, Inc. (13)	Infrastructure software provider to community banks	First lien senior secured loan	8.17%	SOFR (Q)	4.50%	02/2024	11/2031		160.4	160.4	160.4	(2)(9)
Consilio Midco Limited, Compusoft US LLC, and Consilio Investment Holdings, L.P.	Provider of sales software for the interior design industry	Common units				05/2021		483,584		4.8	10.5	(2)(6)
		Series A common units				09/2022		23,340		0.2	0.5	(2)(6)
										5.0	11.0
CoreLogic, Inc. and T-VIII Celestial Co-Invest LP (13)	Provider of information, insight, analytics, software and other outsourced services primarily to the mortgage, real estate and insurance sectors	First lien senior secured revolving loan	7.08%	SOFR (M)	3.25%	06/2021	03/2028		6.4	6.4	6.4	(2)
		Second lien senior secured loan	10.33%	SOFR (M)	6.50%	06/2021	06/2029		155.7	155.7	156.6	(2)(9)(16)
		Limited partnership units				04/2021		59,665,989		59.7	53.9	(2)
										221.8	216.9
Cority Software Inc., Cority Software (USA) Inc., and Cority Parent, Inc. (13)	Provider of environmental, health and safety software to track compliance data	First lien senior secured loan	8.34%	SOFR (Q)	4.50%	10/2025	11/2032		61.7	61.7	61.4	(2)(6)(9)
		Preferred equity	9.00% PIK			07/2019		198		0.4	0.9	(2)(6)
		Common equity				07/2019		190,143		—	—	(2)(6)
										62.1	62.3
Cornerstone OnDemand, Inc. and Sunshine Software Holdings, Inc. (13)	Provider of a cloud-based, SaaS platform for talent management	First lien senior secured revolving loan	6.84%	SOFR (M)	3.00%	10/2021	10/2026		8.4	8.4	7.6	(2)(12)
		First lien senior secured loan	7.58%	SOFR (M)	3.75%	06/2024	10/2028		16.4	15.0	15.0	(2)(9)(16)
		Second lien senior secured loan	10.33%	SOFR (M)	6.50%	10/2021	10/2029		137.5	137.5	125.1	(2)(9)
		Series A preferred shares	10.50% PIK			10/2021		116,413		179.2	152.3	(2)
		Class A-1 common stock				10/2021		1,360,100		13.6	19.9	(2)
										353.7	319.9
Coupa Holdings, LLC and Coupa Software Incorporated (13)	Provider of Business Spend Management software	First lien senior secured loan	9.09%	SOFR (Q)	5.25%	03/2023	02/2030		8.9	8.9	8.9	(2)(9)

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Databricks, Inc. (13)	Cloud-based data and AI platform that helps companies scale and manage data	First lien senior secured loan	8.27%	SOFR (M)	4.50%	12/2024	01/2031		0.1	0.1	0.1	(2)
Datix Bidco Limited and RL Datix Holdings (USA), Inc. (13)	Global healthcare software company that provides software solutions for patient safety and risk management	First lien senior secured loan	8.73%	SOFR (S)	5.00%	04/2024	04/2031		104.6	104.6	104.6	(2)(6)(9)
		First lien senior secured loan	8.97%	SONIA (S)	5.25%	04/2024	04/2031		57.1	53.1	57.1	(2)(6)(9)
										157.7	161.7
Digicert, Inc., Dcert Buyer, Inc., DCert Preferred Holdings, Inc. and Destiny Digital Holdings, L.P. (13)	Provider of internet security tools and solutions	First lien senior secured loan	9.47%	SOFR (M)	5.75%	07/2025	07/2030		124.7	123.0	122.9	(2)(9)
		Second lien senior secured loan	10.72%	SOFR (M)	7.00%	05/2022	02/2029		20.3	18.1	18.1	(2)(16)
		Series A preferred shares	10.50% PIK			05/2021		129,822		208.0	178.9	(2)
		Series A units				05/2021		817,194		13.3	15.1	(2)
										362.4	335.0
Diligent Corporation and Diligent Preferred Issuer, Inc. (13)	Provider of secure SaaS solutions for board and leadership team documents	First lien senior secured revolving loan	8.75%	SOFR (Q)	5.00%	04/2024	08/2030		0.5	0.5	0.5	(2)(9)(12)
		First lien senior secured loan	8.82%	SOFR (Q)	5.00%	04/2024	08/2030		23.5	23.4	23.3	(2)(9)
		Preferred stock	10.50% PIK			04/2021		13,140		20.6	20.3	(2)
										44.5	44.1
Doxim Inc. (13)	Enterprise content management provider	First lien senior secured revolving loan				09/2025	11/2027		—	—	—	(2)(6)(11)
		First lien senior secured loan	10.22%	SOFR (M)	6.50%	09/2025	11/2027		84.7	84.7	83.9	(2)(6)(9)
										84.7	83.9
DriveCentric Holdings, LLC (13)	Provider of CRM software to the automotive dealership industry	First lien senior secured loan	8.19%	SOFR (Q)	4.50%	08/2024	08/2031		12.1	12.1	12.1	(2)(9)
		First lien senior secured loan	8.17%	SOFR (Q)	4.50%	07/2025	08/2031		11.6	11.6	11.6	(2)(9)
										23.7	23.7
Echo Purchaser, Inc. (13)	Software provider of mission critical security, supply chain, and collaboration solutions for highly regulated end markets	First lien senior secured loan	9.22%	SOFR (M)	5.50%	11/2023	11/2029		11.3	11.3	11.3	(2)(9)
Eclipse Topco, Inc., Eclipse Investor Parent, L.P. and Eclipse Buyer, Inc. (13)	Payment processing solution provider	First lien senior secured loan	8.25%	SOFR (M)	4.50%	09/2024	09/2031		96.1	96.1	96.1	(2)(9)
		Preferred units	12.50% PIK			09/2024		656		7.7	7.7	(2)
		Class A common units				09/2024		563		0.6	0.6	(2)
										104.4	104.4
Edition Holdings, Inc. and Enverus, Inc. (13)	SaaS based business analytics company focused on oil and gas industry	First lien senior secured loan	8.20%	SOFR (M)	4.50%	12/2025	12/2032		63.1	63.1	62.9	(2)(9)

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Edmunds Govtech, Inc. (13)	Provider of ERP software solutions for local governments	First lien senior secured revolving loan	7.42%	SOFR (Q)	3.75%	02/2024	02/2030		1.7	1.7	1.7	(2)(9)
		First lien senior secured loan	8.42%	SOFR (Q)	4.75%	02/2024	02/2031		8.5	8.5	8.5	(2)(9)
										10.2	10.2
Einstein Parent, Inc. (13)	Provider of SaaS based collaborative work management software	First lien senior secured loan	10.36%	SOFR (Q)	6.50%	01/2025	01/2031		45.9	45.9	45.9	(2)(9)
Elemica Parent, Inc. & EZ Elemica Holdings, Inc. (13)	SaaS based supply chain management software provider focused on chemical markets	First lien senior secured revolving loan	9.50%	SOFR (Q)	5.50%	05/2024	09/2026		6.8	6.8	6.8	(2)(9)
		First lien senior secured loan	9.53%	SOFR (Q)	5.50%	09/2019	09/2026		59.3	59.3	59.3	(2)(9)
		First lien senior secured loan	9.56%	SOFR (Q)	5.50%	12/2020	09/2026		5.6	5.6	5.6	(2)(9)
		First lien senior secured loan	9.53%	SOFR (Q)	5.50%	05/2024	09/2026		4.9	4.9	4.9	(2)(9)
		Preferred equity				09/2019		4,599		4.6	7.1	(2)
										81.2	83.7
EP Purchaser, LLC and TPG VIII EP Co-Invest II, L.P.	Provider of entertainment workforce and production management solutions	First lien senior secured loan	8.44%	SOFR (Q)	4.50%	06/2023	11/2028		50.0	49.8	36.5	(2)(9)
		Partnership units				05/2019		5,034,483		3.0	4.9	(2)(6)
										52.8	41.4
eResearchTechnology, Inc. and Astorg VII Co-Invest ERT (13)	Provider of mission-critical, software-enabled clinical research solutions	First lien senior secured loan	8.47%	SOFR (M)	4.75%	01/2025	01/2032		181.9	181.9	181.9	(2)(9)
		Limited partnership interest				01/2020		3,988,000		4.5	10.1	(2)(6)
										186.4	192.0
ESHA Intermediate, LLC (13)	Provider of nutritional information and software as a services (SaaS) compliance solutions	First lien senior secured loan	8.44%	SOFR (Q)	4.75%	12/2025	12/2032		22.3	22.3	22.2	(2)(9)
Extrahop Networks, Inc. (13)	Provider of real-time wire data analytics solutions for application and infrastructure monitoring	First lien senior secured revolving loan	10.33%	SOFR (M)	6.50%	03/2024	07/2027		2.6	2.6	2.6	(2)(9)
		First lien senior secured loan	10.32%	SOFR (M)	6.50%	07/2021	07/2027		35.1	35.1	35.1	(2)(9)
		First lien senior secured loan	10.32%	SOFR (M)	6.50%	03/2023	07/2027		3.9	3.9	3.9	(2)(9)
										41.6	41.6
Finastra USA, Inc., DH Corporation/Societe DH, and Finastra Europe S.A R.L.	Provider of back-office software services for the banking sector	First lien senior secured loan	10.97%	SOFR (Q)	7.25%	09/2023	09/2029		52.1	51.4	52.6	(2)(6)(9)
Flexera Software LLC (13)	Provider of IT asset management, SaaS management and cloud optimization software products to enterprises	First lien senior secured loan	8.60%	SOFR (Q)	4.75%	08/2025	08/2032		18.6	18.6	18.5	(2)(9)
		First lien senior secured loan	6.43%	Euribor (M)	4.50%	08/2025	08/2032		6.8	6.8	6.8	(2)(9)
		First lien senior secured loan	8.44%	SOFR (Q)	4.75%	12/2025	08/2032		120.4	120.4	120.1	(2)(9)
										145.8	145.4

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Forescout Technologies, Inc. (13)	Network access control solutions provider	First lien senior secured loan	8.24%	SOFR (A)	4.50%	12/2025	05/2032		37.1	37.1	37.1	(2)(9)
GHP-VGS Purchaser LLC (13)	Provider of assessment software and third party appraisal services	First lien senior secured loan	8.59%	SOFR (Q)	4.75%	04/2025	04/2032		14.3	14.3	14.3	(2)(9)
GI Ranger Intermediate LLC (13)	Provider of payment processing services and software to healthcare providers	First lien senior secured revolving loan	9.82%	SOFR (Q)	6.00%	10/2021	10/2027		0.5	0.5	0.5	(2)(9)
		First lien senior secured loan	9.82%	SOFR (Q)	6.00%	10/2021	10/2028		9.9	9.9	9.4	(2)(9)
		First lien senior secured loan	9.82%	SOFR (Q)	6.00%	03/2022	10/2028		3.1	3.1	2.9	(2)(9)
										13.5	12.8
Goldeneye Parent, LLC (13)	Provider of clinical trial financial solutions	First lien senior secured loan	8.47%	SOFR (M)	4.75%	03/2025	03/2032		17.3	17.3	17.3	(2)(9)
Guidepoint Security Holdings, LLC (13)	Cybersecurity solutions provider	First lien senior secured loan	8.97%	SOFR (M)	5.25%	10/2023	10/2029		6.6	6.6	6.6	(2)(9)
		First lien senior secured loan	8.97%	SOFR (M)	5.25%	12/2024	10/2029		2.4	2.4	2.4	(2)(9)
		First lien senior secured loan	8.97%	SOFR (M)	5.25%	10/2025	10/2029		7.9	7.9	7.9	(2)(9)
										16.9	16.9
Heavy Construction Systems Specialists, LLC (13)	Provider of construction software	First lien senior secured loan	8.42%	SOFR (Q)	4.75%	11/2021	11/2028		0.1	0.1	0.1	(2)(9)
		First lien senior secured loan	8.42%	SOFR (Q)	4.75%	03/2024	11/2028		13.8	13.8	13.8	(2)(9)
										13.9	13.9
HS Purchaser, LLC, and Help/Systems Holdings, Inc. (13)	Provider of IT operations management and cybersecurity software	First lien senior secured loan	10.37%	SOFR (Q)	6.50%	11/2025	05/2029		62.5	62.5	59.1	(2)(9)
Huskies Parent, Inc., GI Insurity Parent LLC and GI Insurity TopCo LP (13)	Insurance software provider	First lien senior secured revolving loan	9.32%	SOFR (M)	5.50%	11/2021	11/2029		3.7	3.7	3.7	(2)(9)
		First lien senior secured loan	9.82% (0.50% PIK)	SOFR (M)	6.00%	11/2021	11/2029		58.6	58.6	58.0	(2)(9)
		First lien senior secured loan	9.82%	SOFR (M)	6.00%	10/2025	11/2029		5.4	5.4	5.3	(2)(9)
		Senior subordinated loan	10.00% PIK			11/2021	11/2031		133.9	133.9	121.8	(2)
		Company units				11/2021		4,246,457		8.8	3.7	(2)
										210.4	192.5
Hyland Software, Inc. (13)	Enterprise content management software provider	First lien senior secured loan	8.67%	SOFR (Q)	5.00%	09/2023	09/2030		95.6	94.6	95.6	(2)(9)
Hyphen Solutions, LLC (13)	Provider of residential construction supply chain management software	First lien senior secured loan	8.22%	SOFR (M)	4.50%	08/2025	08/2032		12.0	11.9	11.9	(2)(9)
iCapital, Inc.	Provider of platform solutions that increase access to alternative investments for institutional investors and wealth managers	Common stock				04/2025		71,430		1.0	1.1	(2)
Icefall Parent, Inc. (13)	Provider of customer engagement software and integrated payments solutions	First lien senior secured loan	8.17%	SOFR (Q)	4.50%	01/2024	01/2030		4.0	4.0	4.0	(2)(9)
ID.me, LLC and ID.me, Inc. (13)	Provider of remote digital identity verification solutions	First lien senior secured loan	10.25% (5.25% PIK)			01/2025	01/2031		126.4	118.3	119.7	(2)

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		Series E preferred units				08/2025		10,827,926		16.0	16.6	(2)
		Warrant to purchase shares of common stock				01/2025	01/2035	6,924,708		9.6	10.6	(2)
										143.9	146.9
Internet Truckstop Group LLC (13)	Provider of freight-moving lifecycle software	First lien senior secured loan	9.07%	SOFR (Q)	5.25%	06/2024	04/2027		39.5	39.3	39.5	(2)(9)
IQN Holding Corp. (13)	Provider of extended workforce management software	First lien senior secured revolving loan	8.93%	SOFR (Q)	5.25%	05/2022	05/2028		1.5	1.5	1.5	(2)(9)
		First lien senior secured loan	9.42% (3.13% PIK)	SOFR (Q)	5.75%	05/2022	05/2029		1.4	1.4	1.4	(2)(9)
										2.9	2.9
JAMS Holdings LP and Jams Buyer LLC (13)	Provider of IT operations management and cybersecurity software	First lien senior secured loan	9.17%	SOFR (Q)	5.50%	06/2025	06/2032		14.4	14.4	14.4	(2)(9)
		Preferred units	8.00% PIK			06/2025		1,001,000		1.0	1.4	(2)
										15.4	15.8
Jeppesen Holdings, LLC (13)	Provider of aviation software solutions	First lien senior secured loan	8.59%	SOFR (Q)	4.75%	10/2025	11/2032		14.0	14.0	13.9	(2)(9)
Kairos Bidco Limited (13)	Provider of financial data analytics software	First lien senior secured revolving loan	8.42%	SOFR (Q)	4.75%	07/2025	07/2032		0.3	0.3	0.3	(2)(6)(9)
		First lien senior secured loan	8.42%	SOFR (Q)	4.75%	07/2025	07/2032		24.8	24.8	24.6	(2)(6)(9)
										25.1	24.9
Kaseya Inc. and Knockout Intermediate Holdings I Inc.	Provider of cloud-based software and technology solutions for small and medium sized businesses	Preferred stock	14.35% PIK	SOFR (S)	10.75%	06/2022		21,289		34.1	34.1	(2)(9)
LeanTaaS Holdings, Inc. (13)	Provider of SaaS tools to optimize healthcare asset utilization	First lien senior secured loan	11.42%	SOFR (Q)	7.75%	07/2022	07/2028		72.1	72.1	72.1	(2)(9)
		First lien senior secured loan	11.17%	SOFR (Q)	7.50%	10/2025	07/2028		1.7	1.7	1.7	(2)(9)
										73.8	73.8
Majesco and Magic Topco, L.P. (13)	Insurance software provider	First lien senior secured loan	8.47%	SOFR (W)	4.75%	09/2020	09/2028		17.9	17.9	17.9	(2)(9)
		Class A units	9.00% PIK			09/2020		2,539		4.0	6.8	(2)
		Class B units				09/2020		570,625		—	—	(2)
										21.9	24.7
Merit Software Finance Holdings, LLC (13)	Vertical software businesses holding company	First lien senior secured loan	8.94%	SOFR (Q)	5.25%	12/2025	12/2032		24.5	24.5	24.3	(2)(9)
Metatiedot Bidco OY and Metatiedot US, LLC (13)	Enterprise content management platform	First lien senior secured revolving loan	7.06%	Euribor (Q)	5.00%	11/2024	11/2030		1.7	1.7	1.7	(2)(6)(9)
		First lien senior secured loan	7.07%	Euribor (Q)	5.00%	11/2024	11/2031		8.9	8.1	8.9	(2)(6)(9)
		First lien senior secured loan	8.82%	SOFR (Q)	5.00%	11/2024	11/2031		5.2	5.2	5.2	(2)(6)(9)
										15.0	15.8
Mimecast Borrowerco, Inc. and Magnesium Co- Invest SCSp	Cybersecurity solutions provider	First lien senior secured loan	8.22%	SOFR (M)	4.50%	05/2022	05/2029		14.2	14.2	14.2	(2)(6)(9)
		First lien senior secured loan	8.22%	SONIA (Q)	4.50%	05/2022	05/2029		37.6	34.5	37.6	(2)(6)(9)
		First lien senior secured loan	8.22%	SOFR (M)	4.50%	03/2024	05/2029		5.1	5.1	5.1	(2)(6)(9)

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		Limited partnership interest				05/2022		3,975		39.8	48.6	(2)(6)
										93.6	105.5
Ministry Brands Holdings, LLC and RCP MB Investments B, L.P. (13)	Software and payment services provider to faith-based institutions	First lien senior secured revolving loan	11.25%	Base Rate (Q)	4.50%	12/2021	12/2027		0.7	0.7	0.7	(2)(9)(12)
		First lien senior secured loan	9.32%	SOFR (M)	5.50%	12/2021	12/2028		38.6	38.6	37.8	(2)(9)
		Limited partner interests				12/2021		9,574,000		9.6	5.8	(2)
										48.9	44.3
ML Holdco, Inc. (13)	Cloud-based, SaaS lending solutions provider to financial institutions	First lien senior secured loan	8.37%	SOFR (Q)	4.50%	10/2025	10/2032		89.6	89.6	89.1	(2)(9)
Modernizing Medicine, Inc. and ModMed Software Midco Holdings, Inc. (13)	Provider of practice management, EHR, and RCM software to medical specialists	First lien senior secured loan	8.42% (2.25% PIK)	SOFR (Q)	4.75%	04/2025	04/2032		70.5	70.5	70.5	(2)(9)
		Series A preferred stock	13.00% PIK			04/2025		24,499		26.7	26.7	(2)
										97.2	97.2
Moonraker AcquisitionCo LLC and Moonraker HoldCo LLC (13)	Leading technology solution provider for casing and auditioning to the entertainment industry	First lien senior secured loan	9.45%	SOFR (S)	5.75%	08/2022	08/2028		23.9	23.9	23.9	(2)(9)
		Class A units	8.00% PIK			08/2022		45,320		5.9	4.1
										29.8	28.0
Motor Vehicle Software Corporation (13)	Provider of electronic registration and titling software to auto dealers	First lien senior secured loan	8.17%	SOFR (Q)	4.50%	01/2025	01/2032		10.3	10.3	10.3	(2)(9)
MRI Software LLC (13)	Provider of real estate and investment management software	First lien senior secured revolving loan	8.44%	SOFR (Q)	4.75%	02/2020	02/2028		0.9	0.9	0.9	(2)(9)
		First lien senior secured loan	8.42%	SOFR (Q)	4.75%	02/2020	02/2028		4.0	4.0	4.0	(2)(9)
		First lien senior secured loan	8.42%	SOFR (Q)	4.75%	08/2020	02/2028		4.7	4.7	4.7	(2)(9)
		First lien senior secured loan	8.42%	SOFR (Q)	4.75%	10/2025	02/2028		0.6	0.6	0.6	(2)(9)
										10.2	10.2
Netsmart, Inc. and Netsmart Technologies, Inc. (13)	Developer and operator of health care software and technology solutions	First lien senior secured loan	8.92% (2.70% PIK)	SOFR (M)	5.20%	08/2024	08/2031		33.1	33.1	33.1	(2)(9)
		First lien senior secured loan	8.92% (2.70% PIK)	SOFR (M)	5.20%	11/2025	08/2031		27.8	27.8	27.8	(2)(9)
										60.9	60.9
North Star Acquisitionco, LLC and Toucan Bidco Limited (13)	Literacy solution software provider for grades k-12	First lien senior secured loan	8.64%	NIBOR (M)	4.50%	04/2024	05/2029		6.2	5.7	6.2	(2)(6)
		First lien senior secured loan	8.27%	SONIA (M)	4.50%	04/2024	05/2029		5.5	5.3	5.6	(2)(6)
		First lien senior secured loan	8.22%	SOFR (M)	4.50%	04/2024	05/2029		11.9	11.9	11.9	(2)(6)(9)
										22.9	23.7
See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Omnigo Software, LLC, Omnigo Software - I, Inc., and Omnigo Software - Q, Inc. (13)	Provider of public safety, incident reporting, and security management solutions for enterprises	First lien senior secured loan	8.70%	SOFR (Q)	5.00%	12/2025	12/2030		13.7	13.7	13.7	(2)(9)
Optimizely North America Inc. and Optimizely Sweden Holdings AB (13)	Provider of web content management and digital commerce solutions	First lien senior secured loan	8.72%	SOFR (M)	5.00%	10/2024	10/2031		5.6	5.6	5.6	(2)(6)(9)
		First lien senior secured loan	7.15%	Euribor (M)	5.25%	10/2024	10/2031		2.2	2.0	2.2	(2)(6)(9)
		First lien senior secured loan	9.22%	SONIA (M)	5.50%	10/2024	10/2031		1.0	0.9	0.9	(2)(6)(9)
										8.5	8.7
PCMI Parent, LLC and PCMI Ultimate Holdings, LP (13)	Developer and provider of administration software for managing service contracts and extended warranty products	First lien senior secured loan	9.21%	SOFR (Q)	5.50%	03/2025	03/2032		21.1	21.1	21.1	(2)(9)
		First lien senior secured loan	9.21%	SOFR (Q)	5.50%	11/2025	03/2032		15.1	15.1	15.1	(2)(9)
		Class A units	9.00% PIK			03/2025		1,014		1.1	1.3	(2)
		Class B units				03/2025		241,447		—	—	(2)
										37.3	37.5
PDDS HoldCo, Inc. (13)	Provider of cloud-based dental practice management software	First lien senior secured loan	9.72%	SOFR (M)	6.00%	10/2025	09/2031		13.8	13.6	13.6	(2)(9)
PDI TA Holdings, Inc., Peachtree Parent, Inc. and Insight PDI Holdings, LLC (13)	Provider of enterprise management software for the convenience retail and petroleum wholesale market	First lien senior secured revolving loan	9.34%	SOFR (Q)	5.50%	02/2024	02/2031		1.8	1.8	1.8	(2)(9)
		First lien senior secured loan	9.34%	SOFR (Q)	5.50%	01/2024	02/2031		8.8	8.8	8.8	(2)(9)
		Series A preferred stock	13.25% PIK			03/2019		13,656		33.2	33.5	(2)
		Class A units				03/2019		2,062,493		2.1	4.7	(2)
										45.9	48.8
Petvisor Holdings, LLC (13)	Provider of veterinarian-focused SaaS solutions	First lien senior secured revolving loan	11.25%	Base rate (Q)	4.50%	06/2022	11/2029		1.3	1.3	1.3	(2)(9)
		First lien senior secured loan	9.17%	SOFR (Q)	5.50%	06/2022	11/2029		6.0	6.0	6.0	(2)(9)
		First lien senior secured loan	9.17%	SOFR (Q)	5.50%	11/2023	11/2029		13.6	13.6	13.6	(2)(9)
										20.9	20.9
Pluralsight, LLC and Pluralsight Holdings, LLC and Paradigmatic Holdco LLC (4)(13)	Online education learning platform	First lien senior secured loan	8.32% (1.50% PIK)	SOFR (Q)	4.50%	08/2024	08/2029		21.7	21.7	21.7	(2)(9)
		First lien senior secured loan				08/2024	08/2029		22.2	21.9	18.4	(2)(8)
		Common units				08/2024		6,356,812		14.3	—	(2)
										57.9	40.1
Poseidon IntermediateCo, Inc. (13)	Provider of practice management software to law firms	First lien senior secured loan	8.23%	SOFR (M)	4.50%	06/2025	06/2032		28.1	28.1	28.1	(2)(9)

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
PracticeTek Purchaser, LLC, PracticeTek MidCo, LLC and GSV PracticeTek Holdings, LLC (13)	Software provider for medical practitioners	First lien senior secured revolving loan	8.22%	SOFR (M)	4.50%	08/2023	08/2029		0.5	0.5	0.5	(2)(9)
		First lien senior secured loan	9.47%	SOFR (M)	5.75%	08/2023	08/2029		36.2	36.2	36.2	(2)(9)
		Senior subordinated loan	14.00% PIK			08/2023	08/2030		53.7	53.7	53.7	(2)
		Class A units	8.00% PIK			03/2021		33,220,282		28.1	32.4	(2)
										118.5	122.8
Project Potter Buyer, LLC and Project Potter Parent, L.P. (13)	Software solutions provider to the ready-mix concrete industry	First lien senior secured revolving loan				06/2025	04/2027		—	—	—	(2)(11)
		First lien senior secured loan	8.92%	SOFR (Q)	5.25%	04/2020	04/2027		42.3	42.3	42.3	(2)(9)
		First lien senior secured loan	8.92%	SOFR (Q)	5.25%	10/2020	04/2027		0.1	0.1	0.1	(2)(9)
		First lien senior secured loan	8.92%	SOFR (Q)	5.25%	11/2020	04/2027		11.6	11.6	11.6	(2)(9)
		First lien senior secured loan	8.92%	SOFR (Q)	5.25%	07/2024	04/2027		17.7	17.7	17.7	(2)(9)
		First lien senior secured loan	8.92%	SOFR (Q)	5.25%	06/2025	04/2027		25.6	25.6	25.6	(2)(9)
		Class B units				04/2020		588,636		—	3.3	(2)
										97.3	100.6
Proofpoint, Inc. (13)	Cybersecurity solutions provider	First lien senior secured loan	6.92%	SOFR (M)	3.00%	06/2021	08/2028		1.0	0.9	1.0	(2)(9)(16)
		Second lien senior secured loan	7.66%	Euribor (M)	5.75%	12/2025	12/2033		53.5	52.5	53.0	(2)
		Second lien senior secured loan	9.53%	SOFR (M)	5.75%	12/2025	12/2033		52.1	51.6	51.6	(2)
										105.0	105.6
QBS Parent, Inc. (13)	Provider of vertical software solutions and related implementation, migration, and integration services	First lien senior secured revolving loan	8.22%	SOFR (M)	4.50%	11/2024	06/2032		0.1	0.1	0.1	(2)(9)(12)
		First lien senior secured loan	8.17%	SOFR (Q)	4.50%	11/2024	06/2032		15.3	15.3	15.3	(2)(9)
										15.4	15.4
QF Holdings, Inc. (13)	SaaS based electronic health record software provider	First lien senior secured loan	8.19%	SOFR (A)	4.50%	12/2025	12/2032		46.9	46.9	46.7	(2)(9)
Raptor Technologies, LLC, Sycamore Bidco LTD and Rocket Parent, LLC (13)	Provider of SaaS-based safety and security software to the K-12 school market	First lien senior secured revolving loan	8.44%	SOFR (Q)	4.75%	10/2021	10/2027		3.8	3.8	3.8	(2)(9)
		First lien senior secured loan	8.42%	SOFR (Q)	4.75%	10/2021	10/2028		8.3	8.3	8.3	(2)(9)
		First lien senior secured loan	8.42%	SOFR (Q)	4.75%	04/2023	10/2028		0.1	0.1	0.1	(2)(9)
		First lien senior secured loan	8.42%	SOFR (Q)	4.75%	05/2024	10/2028		8.0	8.0	8.0	(2)(9)
		First lien senior secured loan	8.42%	SOFR (Q)	4.75%	12/2024	10/2028		24.8	24.8	24.8	(2)(9)
		Class A common units				12/2018		2,880,582		3.5	19.5
										48.5	64.5
Regent Education, Inc.	Provider of software solutions designed to optimize the financial aid and enrollment processes	Warrant to purchase shares of common stock				12/2016	12/2026	5,394,181		—	—

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Relativity ODA LLC (13)	Electronic discovery document review software platform for use in litigations and investigations	First lien senior secured loan	8.22%	SOFR (M)	4.50%	07/2024	05/2029		6.6	6.6	6.6	(2)(9)
Revalize, Inc. (13)	Developer and operator of software providing configuration, price and quote capabilities	First lien senior secured revolving loan	10.07% (1.75% PIK)	SOFR (Q)	6.25%	05/2022	04/2029		0.6	0.6	0.5	(2)(9)
		First lien senior secured loan	10.32% (1.75% PIK)	SOFR (Q)	6.50%	05/2022	04/2029		0.7	0.7	0.6	(2)(9)
										1.3	1.1
RMS HoldCo II, LLC & RMS Group Holdings, Inc. (13)	Developer of revenue cycle management solutions, process automation, analytics and integration for the healthcare industry	First lien senior secured loan	9.34%	SOFR (Q)	5.50%	12/2021	12/2028		0.1	0.1	0.1	(2)(9)
		First lien senior secured loan	9.34%	SOFR (Q)	5.50%	08/2022	12/2028		0.2	0.2	0.2	(2)(9)
		Class A common stock				12/2021		566		5.5	2.2	(2)
										5.8	2.5
Runway Bidco, LLC (13)	Provider of workload automation software	First lien senior secured loan	8.67%	SOFR (Q)	5.00%	12/2024	12/2031		42.5	42.1	42.1	(2)(9)
Sapphire Software Buyer, Inc. (13)	Provider of application security testing solutions	First lien senior secured loan	8.87%	SOFR (S)	5.00%	09/2024	09/2031		31.5	31.5	31.5	(2)(9)
Severin Acquisition, LLC (13)	Provider of student information system software solutions to the K-12 education market in North America	First lien senior secured loan	8.47% (2.25% PIK)	SOFR (M)	4.75%	09/2024	10/2031		142.8	142.8	141.4	(2)(9)
Smarsh Inc. and Skywalker TopCo, LLC (13)	SaaS based communication archival service provider	First lien senior secured revolving loan	8.43%	SOFR (Q)	4.75%	02/2022	02/2029		0.8	0.8	0.8	(2)(9)
		First lien senior secured loan	8.42%	SOFR (Q)	4.75%	02/2022	02/2029		3.4	3.4	3.4	(2)(9)
		Common units				11/2020		1,742,623		6.3	8.6	(2)
										10.5	12.8
SocialFlow, Inc.	Social media optimization platform provider	Warrant to purchase shares of Series C preferred stock				01/2016	01/2026	215,331		—	—
SoundCloud Limited	Platform for receiving, sending, and distributing music	Common stock				08/2017		73,422		0.4	0.7	(2)(6)
Spaceship Purchaser, Inc. (13)	SaaS based website builder and hosting platform	First lien senior secured revolving loan				10/2025	10/2031		—	—	—	(2)(11)
		First lien senior secured loan	7.92%	SOFR (Q)	4.25%	10/2025	10/2031		74.8	74.8	74.8	(2)(9)
										74.8	74.8
Spark Purchaser, Inc. (13)	Software platform for Medicare application process	First lien senior secured loan	9.17%	SOFR (Q)	5.50%	04/2024	04/2031		30.4	30.4	30.4	(2)(9)
Spirit RR Holdings, Inc. and Winterfell Co-Invest SCSp (13)	Provider of data, analytics, news, and workflow tools to customers in the counter-cyclical distressed debt space	First lien senior secured revolving loan				09/2022	09/2028		—	—	—	(2)(11)
		First lien senior secured loan	8.27%	SOFR (Q)	4.50%	09/2022	09/2028		2.5	2.5	2.5	(2)(9)
		First lien senior secured loan	8.27%	SOFR (Q)	4.50%	12/2023	09/2028		1.6	1.6	1.6	(2)(9)

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured loan	8.27%	SOFR (Q)	4.50%	05/2025	09/2028		0.8	0.8	0.8	(2)(9)
		Limited partner interests				09/2022		1,010		10.2	21.5	(2)
										15.1	26.4
Storable, Inc. and EQT IX Co-Investment (E) SCSP	Payment management system solutions and web services for the self-storage industry	Limited partnership interests				04/2021		614,950		5.7	12.0	(2)(6)
Sundance Group Holdings, Inc. (13)	Provider of cloud-based document management and collaboration solutions	First lien senior secured revolving loan	8.17%	SOFR (Q)	4.50%	09/2024	07/2029		0.8	0.8	0.8	(2)(9)
		First lien senior secured loan	8.17%	SOFR (Q)	4.50%	09/2024	07/2029		4.0	4.0	4.0	(2)(9)
										4.8	4.8
Superman Holdings, LLC (13)	Provider of ERP software for the construction industry	First lien senior secured loan	8.17%	SOFR (Q)	4.50%	08/2024	08/2031		22.2	22.2	22.2	(2)(9)
Tamarack Intermediate, L.L.C. and Tamarack Parent, L.L.C. (13)	Provider of environment, health, safety, and sustainability software	First lien senior secured loan	8.90%	SOFR (Q)	5.00%	03/2022	03/2029		34.1	34.1	34.1	(2)(9)
		First lien senior secured loan	8.92%	SOFR (Q)	5.00%	10/2023	03/2029		10.7	10.7	10.7	(2)(9)
		First lien senior secured loan	8.90%	SOFR (Q)	5.00%	06/2024	03/2029		5.7	5.7	5.7	(2)(9)
		First lien senior secured loan	8.90%	SOFR (Q)	5.00%	07/2025	03/2029		7.6	7.6	7.6	(2)(9)
		Class A-2 units				03/2022		5,057		5.1	7.7
										63.2	65.8
TCP Hawker Intermediate LLC (13)	Workforce management solutions provider	First lien senior secured revolving loan	7.42%	SOFR (Q)	3.75%	11/2024	08/2029		3.4	3.4	3.4	(2)(9)
		First lien senior secured loan	8.67%	SOFR (Q)	5.00%	08/2019	08/2029		50.2	50.2	50.2	(2)(9)
		First lien senior secured loan	8.67%	SOFR (Q)	5.00%	11/2024	08/2029		2.0	2.0	2.0	(2)(9)
										55.6	55.6
Three Rivers Buyer, Inc. (13)	Developer of cloud-based software for government entities	First lien senior secured loan	8.60%	SOFR (Q)	4.75%	11/2025	11/2031		5.7	5.7	5.7	(2)(9)
Trading Technologies International, Inc. (13)	Order and execution management software provider	First lien senior secured loan	8.09%	SOFR (Q)	4.25%	11/2025	11/2032		13.8	13.8	13.8	(2)(9)
		First lien senior secured loan	7.95%	SOFR (Q)	4.25%	12/2025	11/2032		7.4	7.4	7.4	(2)(9)
										21.2	21.2
Transit Technologies LLC (13)	Provider of transportation management software and specialty telematics solutions	First lien senior secured loan	8.72%	SOFR (S)	5.00%	08/2024	08/2031		12.2	12.2	12.2	(2)(9)
		First lien senior secured loan	8.23%	SOFR (S)	4.50%	09/2025	08/2031		8.0	8.0	7.9	(2)(9)
										20.2	20.1
UFS, LLC and BV-UFS Aggregator, LLC (13)	Managed IT services and banking solutions provider to community banks	First lien senior secured revolving loan	8.50%	SOFR (M)	4.75%	10/2025	10/2031		0.7	0.7	0.7	(2)(9)
		First lien senior secured loan	8.50%	SOFR (M)	4.75%	10/2025	10/2031		36.3	36.3	35.9	(2)(9)
		Limited partner interests				12/2025		506,537		0.5	0.5
										37.5	37.1

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
UKG Inc. and H&F Unite Partners, L.P.	Provider of cloud based HCM solutions for businesses	Limited partnership interests				05/2019		12,583,556		12.6	31.9	(2)(6)
UserZoom Technologies, Inc.	User experience research automation software	First lien senior secured loan	11.63%	SOFR (Q)	7.50%	02/2023	04/2029		5.8	5.8	5.7	(2)(9)
Vamos Bidco, Inc. (13)	Provider of software and data services to the alcoholic beverage industry	First lien senior secured loan	8.42%	SOFR (Q)	4.75%	01/2025	01/2032		18.1	18.1	17.9	(2)(9)
Victors Purchaser, LLC and WP Victors Co-Investment, L.P. (13)	Third-party maintenance provider for hardware and data center infrastructure	First lien senior secured revolving loan	8.23%	SOFR (Q)	4.50%	08/2024	12/2032		1.4	1.4	1.4	(2)(9)
		First lien senior secured loan	8.19%	SOFR (Q)	4.50%	08/2024	12/2032		6.6	6.6	6.6	(2)(9)
		First lien senior secured loan	8.19%	SOFR (Q)	4.50%	12/2025	12/2032		39.1	39.1	39.0	(2)(9)
		Partnership units				08/2024		4,867,968		4.9	11.3	(2)
										52.0	58.3
Viper Bidco, Inc. (13)	Provider of SaaS based supply chain risk management solutions	First lien senior secured loan	8.42%	SOFR (Q)	4.75%	11/2024	11/2031		5.5	5.5	5.5	(2)(9)
		First lien senior secured loan	8.47%	SONIA (Q)	4.75%	11/2024	11/2031		11.0	10.3	11.0	(2)(9)
										15.8	16.5
WebPT, Inc. and WPT Intermediate Holdco, Inc. (13)	Electronic medical record software provider	First lien senior secured revolving loan	10.20%	SOFR (Q)	6.25%	08/2019	01/2028		0.7	0.7	0.7	(2)(9)
		First lien senior secured loan	10.17%	SOFR (Q)	6.25%	08/2019	01/2028		0.1	0.1	0.1	(2)(9)
		Senior subordinated loan	13.25% PIK			05/2024	05/2029		74.4	74.4	66.2	(2)
										75.2	67.0
Wellington Bidco Inc. and Wellington TopCo LP (13)	Provider of ERP and payments software for local governments	First lien senior secured revolving loan	8.42%	SOFR (Q)	4.75%	06/2024	06/2030		0.6	0.6	0.6	(2)(9)
		First lien senior secured loan	8.42%	SOFR (Q)	4.75%	06/2024	06/2030		6.1	6.1	6.1	(2)(9)
		Class A-2 preferred units				06/2024		2,323,000		2.4	2.8	(2)
										9.1	9.5
Wellness AcquisitionCo, Inc. (13)	Provider of retail consumer insights and analytics for manufacturers and retailers in the natural, organic and specialty products industry	First lien senior secured revolving loan				02/2025	01/2029		—	—	—	(2)(11)
		First lien senior secured loan	8.42%	SOFR (Q)	4.75%	02/2025	01/2029		18.3	18.3	18.3	(2)(9)
										18.3	18.3
WorkWave Intermediate II, LLC (13)	Provider of cloud-based field services and fleet management solutions	First lien senior secured revolving loan	9.44%	SOFR (Q)	5.75%	09/2025	09/2032		0.7	0.7	0.7	(2)(9)
		First lien senior secured loan	9.94% (3.13% PIK)	SOFR (Q)	6.25%	09/2025	09/2032		144.0	144.0	142.5	(2)(9)
										144.7	143.2
ZenDesk, Inc., Zoro TopCo, Inc. and Zoro TopCo, LP (13)	Provider of cloud-based customer support solutions	First lien senior secured loan	8.69%	SOFR (Q)	5.00%	12/2022	11/2028		36.2	36.2	36.2	(2)(9)
		Series A preferred stock	13.50% PIK	SOFR (Q)	9.50%	11/2022		8,997		13.4	13.4	(2)(9)
		Class A common units				11/2022		269,100		2.7	2.6	(2)
										52.3	52.2

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets

										7,030.9	7,032.3		49.12%
Financial Services
Aduro Advisors, LLC (13)	Provider of fund administration services	First lien senior secured loan	8.42%	SOFR (Q)	4.75%	07/2024	07/2030		8.2	8.2	8.2	(2)(9)
BCC Blueprint Holdings I, LLC and BCC Blueprint Investments, LLC	Provider of comprehensive suite of investment management and wealth planning solutions	First lien senior secured loan	10.60%	SOFR (Q)	6.75%	09/2021	09/2027		0.2	0.2	0.2	(2)(9)
		Senior subordinated loan	10.44%	SOFR (Q)	6.75%	12/2025	12/2031		16.0	16.0	16.0	(2)(9)
		Senior subordinated loan	9.30% PIK			09/2021	09/2026		6.6	6.6	6.6	(2)
		Common units				09/2021		6,833,284		6.8	8.2	(2)
										29.6	31.0
Beacon Pointe Harmony, LLC (13)	Provider of comprehensive wealth management services	First lien senior secured loan	8.22%	SOFR (M)	4.50%	12/2021	12/2028		9.5	9.5	9.5	(2)(6)(9)
		First lien senior secured loan	8.22%	SOFR (M)	4.50%	07/2023	12/2028		3.8	3.8	3.8	(2)(6)(9)
		First lien senior secured loan	8.24%	SOFR (Q)	4.50%	06/2024	12/2028		10.0	10.0	10.0	(2)(6)(9)
										23.3	23.3
Clearstead Advisors, LLC (13)	A leading wealth management firm focused on serving institutional and high net-worth private clients	First lien senior secured revolving loan	8.22%	SOFR (M)	4.50%	05/2025	02/2028		0.3	0.3	0.3	(2)(6)(9)
		First lien senior secured loan	8.23%	SOFR (Q)	4.50%	05/2025	02/2028		8.4	8.4	8.4	(2)(6)(9)
										8.7	8.7
Convera International Holdings Limited and Convera International Financial S.A R.L. (13)	Provider of B2B international payment and FX risk management solutions	First lien senior secured loan	8.44%	SOFR (Q)	4.75%	03/2022	03/2030		44.0	44.0	44.0	(2)(6)(9)
		First lien senior secured loan	8.44%	SOFR (Q)	4.75%	06/2023	03/2030		4.7	4.7	4.7	(2)(6)(9)
		First lien senior secured loan	8.44%	SOFR (Q)	4.75%	11/2024	03/2030		10.0	10.0	10.0	(2)(6)(9)
										58.7	58.7
CrossCountry Mortgage, LLC and CrossCountry Holdco, LLC	Mortgage company originating loans in the retail and consumer direct channels	Series D preferred units				11/2023		90,577		24.9	31.9
		Series B-3 units				08/2025		11,069		3.1	3.9
										28.0	35.8
eCapital Finance Corp.	Consolidator of commercial finance businesses	Senior subordinated loan	11.22%	SOFR (M)	7.25%	01/2020	09/2029		56.0	55.4	56.0	(2)(9)
		Senior subordinated loan	11.22%	SOFR (M)	7.25%	11/2020	09/2029		5.4	5.3	5.4	(2)(9)
		Senior subordinated loan	11.22%	SOFR (M)	7.25%	01/2022	09/2029		24.3	24.1	24.3	(2)(9)
		Senior subordinated loan	11.22%	SOFR (M)	7.25%	04/2022	09/2029		55.8	55.2	55.8	(2)(9)
		Senior subordinated loan	11.22%	SOFR (M)	7.25%	10/2023	09/2029		12.3	12.2	12.3	(2)(9)
		Senior subordinated loan	11.22%	SOFR (M)	7.25%	10/2024	09/2029		42.1	41.8	42.1	(2)(9)
		Senior subordinated loan	11.22%	SOFR (M)	7.25%	12/2024	09/2029		21.9	21.7	21.9	(2)(9)
		Senior subordinated loan	11.22%	SOFR (M)	7.25%	09/2025	09/2029		5.8	5.8	5.8	(2)(9)
										221.5	223.6

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Endeavor Bidco LLC and Endeavor TopCo, Inc.	Global securities finance trading platform	First lien senior secured loan	7.92%	SOFR (Q)	4.25%	08/2024	08/2029		6.1	6.1	6.1	(2)(9)
		First lien senior secured loan	7.92%	SOFR (Q)	4.25%	07/2025	08/2029		5.9	5.9	5.9	(2)(9)
		Class A common units				08/2024		1,859		1.9	2.9
										13.9	14.9
GAPCO AIV Interholdco (CP), L.P. (13)	Wealth management and financial planning firm	Senior subordinated loan	10.42% PIK	SOFR (Q)	6.75%	03/2025	03/2033		49.5	49.5	49.5	(2)(6)(9)
Grit Buyer, Inc. and Integrum Grit Co-Invest LP (13)(14)	Specialized finance and accounting advisory firm	First lien senior secured loan	8.37%	SOFR (Q)	4.50%	07/2025	07/2032		63.0	63.0	62.1	(2)(9)
		Limited partnership interests				07/2025		4,420,500		3.6	3.8	(2)(6)
										66.6	65.9
GTCR F Buyer Corp. and GTCR (D) Investors LP (13)(14)	Provider of end-to-end tech-enabled administrative services to private foundations	First lien senior secured loan	8.67%	SOFR (Q)	5.00%	09/2023	09/2030		5.6	5.6	5.6	(2)(9)
		First lien senior secured loan	8.67%	SOFR (Q)	5.00%	11/2024	09/2030		0.6	0.6	0.6	(2)(9)
		Limited partnership interests				09/2023		4,873,286		4.9	10.3	(2)
										11.1	16.5
HighTower Holding, LLC	Provider of investment, financial and retirement planning services	Senior subordinated loan	6.75%			06/2022	04/2029		8.1	7.3	8.0	(2)(6)(16)
Ivy Hill Asset Management, L.P. (5)	Asset management services	Subordinated revolving loan	10.32%	SOFR (Q)	6.50%	02/2018	01/2030		530.5	530.5	530.5	(6)(9)
		Member interest				06/2009		100.00%		1,700.5	1,903.4	(6)
										2,231.0	2,433.9
Lido Advisors, LLC and LAL Group Holdings, LLC (13)	Wealth management and financial planning firm	First lien senior secured revolving loan	8.51%	SOFR (M)	4.75%	06/2021	05/2032		1.8	1.8	1.8	(2)(9)(12)
		First lien senior secured loan	8.59%	SOFR (Q)	4.75%	06/2021	05/2032		4.7	4.7	4.7	(2)(9)
		First lien senior secured loan	8.50%	SOFR (Q)	4.75%	06/2023	05/2032		5.9	5.9	5.9	(2)(9)
		First lien senior secured loan	8.61%	SOFR (Q)	4.75%	11/2024	05/2032		7.5	7.5	7.5	(2)(9)
		First lien senior secured loan	8.54%	SOFR (Q)	4.75%	05/2025	05/2032		3.7	3.7	3.7	(2)(9)
		Class Z preferred units	7.00% PIK			08/2025		9,671,180		10.3	10.0
		Class A-0 common units				08/2025		4,835,590		5.0	5.0
										38.9	38.6
Mai Capital Management Intermediate LLC (13)	Provider of comprehensive wealth management services and registered investment advisor	First lien senior secured revolving loan	8.43%	SOFR (Q)	4.75%	08/2024	08/2031		0.4	0.4	0.4	(2)(6)(9)
		First lien senior secured loan	8.42%	SOFR (Q)	4.75%	08/2024	08/2031		13.1	13.1	13.1	(2)(6)(9)
		First lien senior secured loan	8.42%	SOFR (Q)	4.75%	06/2025	08/2031		2.1	2.1	2.1	(2)(6)(9)
										15.6	15.6
MC Accelerate Co-Invest Feeder LP and MC CIF Wealth Management (UK) Ltd.	Global wealth management firm	Z1 preferred shares	12.00% PIK			08/2025	08/2031	12,901		13.4	13.4	(2)(6)
		Z2 preferred shares	12.00% (6.00% PIK)			08/2025	08/2031	12,901		13.1	13.1	(2)(6)

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		Membership interest				08/2025		1,000		—	—	(2)(6)
										26.5	26.5
Medlar Bidco Limited (13)	Provider of fund and corporate services to alternative assets industry	First lien senior secured loan	8.74%	SONIA (Q)	5.00%	12/2024	05/2032		27.2	26.9	26.8	(2)(6)
		First lien senior secured loan	6.99%	Euribor (Q)	5.00%	12/2024	05/2032		33.8	32.7	33.3	(2)(6)
										59.6	60.1
Merit Financial Group, LLC and CWC Fund I Co-Invest (MFA) LP (13)	Registered investment adviser platform	First lien senior secured revolving loan	10.75%	Base Rate (Q)	4.00%	08/2025	08/2032		0.5	0.5	0.5	(2)(6)(9)
		First lien senior secured revolving loan	8.67%	SOFR (Q)	5.00%	08/2025	08/2032		1.3	1.3	1.2	(2)(6)(9)
		First lien senior secured loan	8.67%	SOFR (Q)	5.00%	08/2025	08/2032		12.5	12.5	12.3	(2)(6)(9)
		Limited partnership interests				08/2025		4,655,000		4.7	4.7	(6)
										19.0	18.7
Monica Holdco (US), Inc. (13)	Investment technology and advisory firm	First lien senior secured loan	9.07%	SOFR (Q)	5.25%	01/2021	07/2030		2.5	2.5	2.5	(2)(6)(9)
		First lien senior secured loan	8.92%	SOFR (Q)	5.25%	08/2024	07/2030		2.7	2.7	2.7	(2)(6)(9)
		First lien senior secured loan	9.07%	SOFR (Q)	5.25%	07/2025	07/2030		4.2	4.2	4.2	(2)(6)(9)
										9.4	9.4
Nexus Buyer LLC	Provider of FDIC-insured deposit placement services	Second lien senior secured loan	9.47%	SOFR (M)	5.75%	08/2025	02/2032		124.9	123.8	123.4	(2)(16)
Oak Funding LLC (13)	Provider of wealth management services	First lien senior secured loan	8.29%	SOFR (Q)	4.50%	12/2025	12/2032		85.4	85.4	84.5	(2)(6)(9)
Pathstone Family Office LLC and Kelso XI Tailwind Co-Investment, L.P. (13)(14)	Provider of comprehensive wealth management services and registered investment advisor	First lien senior secured revolving loan	8.82%	SOFR (M)	5.00%	05/2023	05/2028		0.4	0.4	0.4	(2)(6)(9)
		First lien senior secured loan	8.82%	SOFR (M)	5.00%	05/2023	05/2029		4.8	4.8	4.8	(2)(6)(9)
		First lien senior secured loan	8.82%	SOFR (M)	5.00%	09/2023	05/2029		7.9	7.9	7.9	(2)(6)(9)
		First lien senior secured loan	8.82%	SOFR (M)	5.00%	06/2024	05/2029		0.3	0.3	0.3	(2)(6)(9)
		First lien senior secured loan	8.82%	SOFR (M)	5.00%	12/2024	05/2029		4.0	4.0	4.0	(2)(6)(9)
		Limited partnership interests				09/2023		1,965,100		2.0	2.8	(6)
										19.4	20.2
PCIA SPV-3, LLC and ASE Royal Aggregator, LLC (13)	Provider of comprehensive wealth management services	First lien senior secured loan	8.92%	SOFR (Q)	5.25%	08/2023	08/2029		8.8	8.8	8.8	(2)(6)(9)
		Preferred units				07/2023		6,431,667		6.5	8.4	(6)
										15.3	17.2
PCS MidCo, Inc. and PCS Parent, L.P. (13)	Provider of 401K recordkeeping software solutions	First lien senior secured loan	9.42%	SOFR (Q)	5.75%	03/2024	03/2030		8.5	8.5	8.5	(2)(9)
		Class A units				03/2024		785,000		0.8	0.9	(2)
										9.3	9.4

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Perigon Wealth Management, LLC, Perigon Wealth Advisors Holdings Company, LLC and CWC Fund I Co-Invest (Prism) LP (13)	Wealth management and financial planning firm	First lien senior secured loan	8.47%	SOFR (M)	4.75%	03/2024	03/2031		3.7	3.7	3.7	(2)(6)(9)
		Limited partnership interest				03/2024		2,374,000		2.4	2.8	(6)
										6.1	6.5
Petrus Buyer, Inc. (13)	Provider of REIT research data and analytics	First lien senior secured loan	8.39%	SOFR (Q)	4.50%	11/2022	10/2029		6.5	6.5	6.5	(2)(9)
		First lien senior secured loan	8.59%	SOFR (Q)	4.75%	02/2025	10/2029		1.2	1.2	1.2	(2)(9)
										7.7	7.7
Rialto Management Group, LLC (13)	Investment and asset management platform focused on real estate	First lien senior secured revolving loan				12/2024	12/2030		—	—	—	(2)(6)(11)
		First lien senior secured loan	8.72%	SOFR (M)	5.00%	12/2024	12/2030		22.9	22.8	22.9	(2)(6)(9)
		First lien senior secured loan	8.72%	SOFR (M)	5.00%	12/2025	12/2030		5.9	5.9	5.9	(2)(6)(9)
										28.7	28.8
RWA Wealth Partners, LLC (13)	Provider of comprehensive wealth management services	First lien senior secured loan	8.61%	SOFR (Q)	4.75%	11/2024	11/2030		9.2	9.2	9.2	(2)(6)(9)
Steward Partners Global Advisory, LLC, Steward Partners Investment Advisory, LLC, Steward Partners Intermediate II, LLC, and Steward Partners New Holdings, LLC (13)	Wealth management platform	First lien senior secured loan	8.47%	SOFR (M)	4.75%	12/2023	10/2028		4.9	4.8	4.9	(2)(6)(9)
		First lien senior secured loan	8.47%	SOFR (M)	4.75%	06/2025	10/2028		1.2	1.2	1.2	(2)(6)(9)
		Senior subordinated loan	11.00% PIK			12/2025	12/2032		23.7	21.3	20.8	(2)(6)
		Warrant to purchase shares of common stock				12/2025	03/2026	129,164		2.5	2.5	(6)
										29.8	29.4
The Edelman Financial Center, LLC	Provider of investment, financial and retirement planning services	Second lien senior secured loan	8.97%	SOFR (M)	5.25%	05/2024	10/2028		0.1	0.1	0.1	(2)(6)(16)
The Mather Group, LLC, TVG-TMG Topco, Inc., and TVG-TMG Holdings, LLC (13)	Provider of comprehensive wealth management services	First lien senior secured revolving loan	11.00%	Base rate (Q)	4.25%	03/2022	03/2028		0.1	0.1	0.1	(2)(6)(9)
		First lien senior secured loan	9.07%	SOFR (Q)	5.25%	03/2022	03/2028		3.8	3.8	3.8	(2)(6)(9)
		First lien senior secured loan	9.07%	SOFR (Q)	5.25%	05/2025	03/2028		0.5	0.5	0.5	(2)(6)(9)
		First lien senior secured loan	9.49%	SOFR (Q)	5.50%	11/2025	03/2028		0.1	0.1	0.1	(2)(6)(9)
		Senior subordinated loan	12.00% PIK			03/2022	03/2029		4.3	4.3	4.3	(2)(6)
		Series A preferred units				03/2022		7,199		7.2	7.2	(2)(6)
		Common units				03/2022		7,199		—	1.1	(2)(6)
										16.0	17.1
The Ultimus Group Midco, LLC, The Ultimus Group, LLC, and The Ultimus Group Aggregator, LP (13)	Provider of asset-servicing capabilities for fund managers	First lien senior secured loan	8.42%	SOFR (Q)	4.75%	07/2025	07/2032		22.1	22.1	22.0	(2)(9)
See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
TPG IX Cardiff Debt HoldCo I, LLC, TPG IX Cardiff Debt Holdco II, LLC, TPG IX Cardiff CI I, L.P., and TPG IX Cardiff CI II, L.P.	Provider of comprehensive wealth management services	First lien senior secured loan	9.96%	SOFR (Q)	6.00%	01/2025	01/2033		11.4	11.4	11.4	(2)(6)(9)
		Limited partnership interest				11/2024		5,719,511		5.8	7.3	(2)(6)
		Limited partner interests				12/2025		636,664		0.6	0.6	(2)(6)
										17.8	19.3
Waverly Advisors, LLC and WAAM Topco, LLC (13)	Wealth management and financial planning firm	First lien senior secured revolving loan	9.57%	SOFR (Q)	5.75%	03/2022	03/2028		0.8	0.8	0.8	(2)(6)(9)
		First lien senior secured loan	9.57%	SOFR (Q)	5.75%	03/2022	03/2028		0.7	0.7	0.7	(2)(6)(9)
		First lien senior secured loan	9.32%	SOFR (Q)	5.50%	03/2024	03/2028		5.0	5.0	5.0	(2)(6)(9)
		First lien senior secured loan	8.82%	SOFR (Q)	5.00%	01/2025	03/2028		34.6	34.6	34.6	(2)(6)(9)
		Class A units				06/2023		1,584,539		2.3	6.0	(6)
										43.4	47.1
Wealth Enhancement Group, LLC (13)	Wealth management and financial planning firm	First lien senior secured loan	8.49%	SOFR (Q)	4.50%	10/2019	10/2028		0.5	0.5	0.5	(2)(9)
		First lien senior secured loan	8.49%	SOFR (Q)	4.50%	11/2020	10/2028		1.9	1.9	1.9	(2)(9)
		First lien senior secured loan	8.49%	SOFR (Q)	4.50%	06/2021	10/2028		0.1	0.1	0.1	(2)(9)
		First lien senior secured loan	8.49%	SOFR (Q)	4.50%	08/2021	10/2028		0.9	0.9	0.9	(2)(9)
		First lien senior secured loan	8.49%	SOFR (Q)	4.50%	02/2024	10/2028		16.6	16.6	16.6	(2)(9)
		First lien senior secured loan	8.36%	SOFR (Q)	4.50%	12/2024	10/2028		13.8	13.8	13.8	(2)(9)
										33.8	33.8
Wellington-Altus Financial Inc. (13)(14)	Wealth management and advisory firm	First lien senior secured revolving loan				08/2024	08/2030		—	—	—	(2)(6)(11)
		First lien senior secured loan	7.55%	CORRA (Q)	5.00%	08/2024	08/2030		0.8	0.8	0.8	(2)(6)(9)
		Common stock				08/2024		74,001		2.6	3.9	(2)(6)
										3.4	4.7
Wharf Street Ratings Acquisition LLC (13)	Global credit rating agency	First lien senior secured loan	8.47%	SOFR (M)	4.75%	09/2025	09/2032		37.2	37.2	37.0	(2)(9)

										3,434.9	3,664.3		25.59%
Health Care Equipment and Services
Absolute Dental Group LLC and Absolute Dental Equity, LLC (5)	Dental services provider	First lien senior secured revolving loan				06/2021	06/2026		23.7	23.1	18.0	(2)(8)
		First lien senior secured loan				09/2024	06/2026		45.5	44.4	34.5	(2)(8)
		Class A preferred units				09/2024		20,000,000		16.2	—	(2)
		Class A common units				06/2021		6,553,553		4.7	—	(2)
										88.4	52.5
ADG, LLC, GEDC Equity, LLC and RC IV GEDC Investor LLC (5)	Dental services provider	First lien senior secured loan	10.82% (3.00% PIK)	SOFR (Q)	7.00%	09/2016	09/2026		15.7	15.7	15.7	(2)(9)
		Second lien senior secured loan				06/2023	03/2027		50.9	49.7	42.8	(2)(8)
		Membership units				09/2016		3,000,000		—	—	(2)

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		Class A common units				06/2023		7,604,889		29.4	—	(2)
										94.8	58.5
Advarra Holdings, Inc. (13)	Provider of central institutional review boards over clinical trials	First lien senior secured loan	8.22%	SOFR (M)	4.50%	08/2022	09/2031		4.0	4.0	4.0	(2)(9)
		First lien senior secured loan	8.22%	SOFR (M)	4.50%	10/2025	09/2031		1.6	1.6	1.6	(2)(9)
										5.6	5.6
Aerin Medical Inc. (13)	Developer and manufacturer of non-invasive nasal treatment solutions	First lien senior secured loan	10.92% (3.88% PIK)	SOFR (Q)	7.25%	12/2024	12/2030		15.8	15.6	15.8	(2)(9)
		Series G preferred shares				12/2024		877,379		1.0	1.0	(2)
										16.6	16.8
AHR Funding Holdings, Inc. and AHR Parent Holdings, LP	Provider of revenue cycle management solutions to hospitals	Series A preferred shares	12.75% PIK			07/2022	07/2028	35,000		53.8	53.8	(2)
	Provider of Revenue Cycle Management solutions to hospitals	Preferred units	8.00% PIK			07/2022		9,900		13.0	12.1	(2)
		Class B common units				07/2022		100,000		0.1	—	(2)
										66.9	65.9
Alcresta Therapeutics, Inc. (13)	A commercial-stage medical device company	First lien senior secured revolving loan	9.24%	SOFR (Q)	5.50%	12/2025	03/2031		0.1	0.1	0.1	(2)(9)
		First lien senior secured loan	9.27%	SOFR (Q)	5.50%	12/2025	03/2031		13.2	13.2	13.1	(2)(9)
										13.3	13.2
Aledade, Inc. (13)	Network of independent primary care groups to serve patients through value-based care	First lien senior secured revolving loan	9.64%	SOFR (A)	5.75%	11/2025	11/2028		17.6	17.6	17.5	(2)(9)
Amerivet Partners Management, Inc. and AVE Holdings LP	Veterinary practice management platform	Subordinated loan	8.25% PIK			11/2023	12/2030		78.0	75.4	64.7	(2)
		Class A units				03/2024		2,922		2.9	—	(2)
		Class C units				11/2023		7,144		1.4	—	(2)
										79.7	64.7
Artivion, Inc. (13)	Manufacturer, processor and distributor of medical devices and implantable human tissues	First lien senior secured revolving loan	7.49%	SOFR (Q)	3.50%	01/2024	01/2031		0.9	0.9	0.9	(2)(6)(9)
		First lien senior secured loan	8.74%	SOFR (Q)	4.75%	01/2024	01/2031		11.5	11.5	11.5	(2)(6)(9)
										12.4	12.4
AthenaHealth Group Inc., Minerva Holdco, Inc. and BCPE Co-Invest (A), LP (13)(14)	Revenue cycle management provider to the physician practices and acute care hospitals	First lien senior secured loan	6.47%	SOFR (M)	2.75%	07/2023	02/2029		0.1	0.1	0.1	(2)(9)(16)
		Series A preferred stock	10.75% PIK			02/2022		198,505		301.2	301.2	(2)
		Class A units				02/2022		10,487,951		10.5	15.5	(2)
										311.8	316.8
Avalign Holdings, Inc. and Avalign Technologies, Inc. (13)	Full-service contract manufacturer of medical device components for the orthopedic OEM industry	First lien senior secured revolving loan	10.22%	SOFR (M)	6.50%	03/2024	12/2028		2.6	2.6	2.2	(2)(9)

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured loan	11.07% (3.63% PIK)	SOFR (Q)	7.25%	03/2024	12/2028		39.9	39.9	33.1	(2)(9)
										42.5	35.3
BAART Programs, Inc., MedMark Services, Inc., and Canadian Addiction Treatment Centres LP	Opiod treatment provider	First lien senior secured loan				05/2022	06/2027		5.8	5.9	4.9	(2)(8)
Bambino Group Holdings, LLC	Dental services provider	Class A preferred units				12/2016		1,000,000		1.0	0.8	(2)
Bayou Intermediate II, LLC (13)	Developer and manufacturer of vascular medical devices	First lien senior secured loan	8.42%	SOFR (Q)	4.75%	09/2025	09/2032		28.4	28.4	28.2	(2)(9)
BrightStar Group Holdings, Inc. (13)	Provider of private-pay home care services for patients	First lien senior secured revolving loan	10.75%	Base Rate (Q)	4.00%	02/2025	03/2032		0.5	0.5	0.5	(2)(9)
		First lien senior secured loan	8.80%	SOFR (Q)	4.75%	02/2025	03/2032		26.8	26.8	26.8	(2)(9)
										27.3	27.3
BVI Medical, Inc. and BVI Group Limited (13)	Developer, manufacturer, and distributor of diverse ophthalmic surgical products	First lien senior secured loan	9.88%	SOFR (Q)	6.00%	03/2025	03/2032		2.1	2.1	2.0	(2)(6)(9)
		First lien senior secured loan	9.97% (5.00% PIK)	SOFR (M)	6.25%	03/2025	03/2032		141.7	141.7	136.0	(2)(6)(9)
		Ordinary shares				03/2025		3,742		5.0	4.3	(2)(6)
										148.8	142.3
Color Intermediate, LLC	Provider of pre-payment integrity software solution	First lien senior secured loan	8.52%	SOFR (Q)	4.75%	10/2022	10/2029		19.8	19.8	19.8	(2)(9)
Convey Health Solutions, Inc.	Healthcare workforce management software provider	First lien senior secured loan	4.77%	SOFR (Q)	1.00%	09/2019	07/2029		1.9	1.9	1.5	(2)(6)(9)
		First lien senior secured loan	4.77%	SOFR (Q)	1.00%	02/2022	07/2029		0.1	0.1	0.1	(2)(6)(9)
		First lien senior secured loan	4.77%	SOFR (Q)	1.00%	10/2022	07/2029		0.1	0.1	0.1	(2)(6)(9)
										2.1	1.7
Cradle Lux Bidco S.A.R.L. and Hamilton Thorne Inc. (13)	Provider of consumables and equipment for ART and IVF procedures	First lien senior secured loan	9.04%	SOFR (Q)	5.25%	11/2024	11/2031		2.9	2.9	2.9	(2)(6)(9)
		First lien senior secured loan	7.32%	Euribor (Q)	5.25%	11/2024	11/2031		12.3	11.4	12.4	(2)(6)(9)
										14.3	15.3
Crown CT Parent Inc., Crown CT HoldCo Inc. and Crown CT Management LLC (13)	Provider of medical devices and services for the treatment of positional plagiocephaly	First lien senior secured loan	9.32%	SOFR (Q)	5.50%	03/2022	03/2029		23.8	23.8	23.8	(2)(9)
		Class A shares				03/2022		192		1.9	2.5	(2)
		Common units				03/2022		31		0.3	0.4	(2)
										26.0	26.7
CVP Holdco, Inc. and OMERS Wildcats Investment Holdings LLC (13)	Veterinary hospital operator	First lien senior secured loan	8.47%	SOFR (M)	4.75%	06/2024	06/2031		27.7	27.7	27.7	(2)(9)
		Class A preferred units				08/2023		3,678		2.6	1.9	(2)
		Common stock				10/2019		41,443		14.5	21.9	(2)
										44.8	51.5
Empower Payments Investor, LLC (13)	Financial communication and payment solutions provider	First lien senior secured loan	8.17%	SOFR (Q)	4.50%	03/2024	03/2031		0.1	0.1	0.1	(2)(9)
		First lien senior secured loan	8.17%	SOFR (Q)	4.50%	06/2025	03/2031		4.1	4.0	4.1	(2)(9)

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured loan	8.62%	SOFR (Q)	4.75%	06/2025	03/2031		5.0	5.0	5.0	(2)(9)
		First lien senior secured loan	8.37%	SOFR (Q)	4.50%	10/2025	03/2031		6.7	6.6	6.7	(2)(9)
										15.7	15.9
Evolent Health LLC and Evolent Health, Inc.	Medical technology company focused on value based care services and payment solutions	First lien senior secured loan	9.49%	SOFR (Q)	5.50%	12/2024	12/2029		18.3	18.3	18.3	(2)(6)(9)
		Second lien senior secured loan	10.14%	SOFR (Q)	6.00%	08/2025	12/2029		3.8	3.7	3.8	(2)(6)(9)
										22.0	22.1
GHX Ultimate Parent Corporation, Commerce Parent, Inc. and Commerce Topco, LLC (13)	On-demand supply chain automation solutions provider to the healthcare industry	First lien senior secured loan	8.42%	SOFR (Q)	4.75%	12/2024	12/2031		130.2	130.2	130.2	(2)(9)
		Class A units				06/2017		15,706,534		12.9	32.3	(2)
										143.1	162.5
Global Medical Response, Inc. and GMR Buyer Corp.	Emergency air medical services provider	Series B preferred shares	15.00% PIK			05/2024		63,277		78.2	80.3	(2)
		Warrant to purchase units of common stock				03/2018	03/2028	115,733		0.9	1.6	(2)
		Warrant to purchase units of common stock				12/2021	12/2031	1,927		0.1	—	(2)
		Warrants to purchase shares of common stock				05/2024	05/2031	3,116,642		—	43.5	(2)
										79.2	125.4
Himalaya TopCo LLC and BCPE Hyperlink Holdings, LP (13)	Provider of software solutions to healthcare payors	First lien senior secured revolving loan				06/2025	06/2032		—	—	—	(2)(11)
		First lien senior secured loan	8.72% (2.25% PIK)	SOFR (M)	5.00%	06/2025	06/2032		232.6	232.6	230.3	(2)(9)
		First lien senior secured loan	8.72% (2.25% PIK)	SOFR (M)	5.00%	09/2025	06/2032		20.7	20.7	20.5	(2)(9)
		Class A units				09/2025		253,551		2.5	2.5	(2)
										255.8	253.3
Honor Technology, Inc.	Nursing and home care provider	Warrant to purchase shares of Series D-2 preferred stock				08/2021	08/2031	133,333		0.1	—	(2)
HuFriedy Group Acquisition LLC (13)	Manufacturer of surgical dental equipment and sterile instruments	First lien senior secured revolving loan				05/2024	05/2030		—	—	—	(2)(11)
		First lien senior secured loan	9.30%	SOFR (Q)	5.50%	05/2024	05/2031		76.1	76.1	76.1	(2)(9)
		First lien senior secured loan	9.26%	SOFR (S)	5.50%	10/2025	06/2031		7.6	7.6	7.6	(2)(9)
										83.7	83.7
KBHS Acquisition, LLC (d/b/a Alita Care, LLC)	Provider of behavioral health services	First lien senior secured revolving loan				03/2017	03/2027		4.2	4.4	3.1	(2)(8)
LivTech Purchaser, Inc. (13)	Provider of senior care end-to-end software, payments and RCM platform	First lien senior secured loan	8.76%	SOFR (Q)	5.00%	11/2024	11/2031		9.3	9.3	9.3	(2)(9)
Napa Management Services Corporation and ASP NAPA Holdings, LLC	Anesthesia management services provider	Preferred units	15.00% PIK			06/2020		1,842		0.3	0.3	(2)
		Senior preferred units	8.00% PIK			06/2020		5,320		0.4	0.4	(2)
		Class A units				04/2016		25,277		2.5	3.9	(2)
										3.2	4.6

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Next Holdco, LLC (13)	Provider of electronic medical record and practice management software	First lien senior secured loan	9.09%	SOFR (Q)	5.25%	11/2023	11/2030		6.4	6.4	6.4	(2)(9)
NMN Holdings III Corp. and NMN Holdings LP (13)	Provider of complex rehabilitation technology solutions for patients with mobility loss	First lien senior secured revolving loan				07/2024	07/2031		—	—	—	(2)(11)
		First lien senior secured loan	8.22%	SOFR (M)	4.50%	07/2024	07/2031		95.3	95.3	95.3	(2)(9)
		First lien senior secured loan	7.27%	CORRA (M)	5.00%	09/2025	07/2031		13.4	13.4	13.4	(2)(9)
		First lien senior secured loan	8.47%	SOFR (M)	4.75%	09/2025	07/2031		7.2	7.2	7.2	(2)(9)
		Partnership units				11/2018		30,000		3.0	8.5	(2)
										118.9	124.4
Nomi Health, Inc.	Provider of software payment services for healthcare industry	Warrant to purchase shares of Series B preferred stock				07/2023	07/2033	9,941		—	—	(2)
		Warrant to purchase units of Class A common stock				06/2024	06/2034	22,211		—	—	(2)
										—	—
Olympia Acquisition, Inc., Olympia TopCo, L.P., and Asclepius Holdings LLC (5)	Behavioral health and special education platform provider	Preferred units				07/2021		417,189		—	—	(2)
		Preferred stock				02/2022		7,983		—	—	(2)
		Class A common units				09/2019		9,549,000		—	—	(2)
		Common units				02/2022		7,584		—	—	(2)
										—	—
Pathway Vet Alliance LLC and Jedi Group Holdings LLC (13)	Veterinary hospital operator	First lien senior secured revolving loan				03/2025	06/2028		—	—	—	(2)(11)
		Second lien senior secured loan				03/2020	06/2028		83.5	75.5	54.3	(2)(8)
		Class R common units				03/2020		6,004,768		6.0	—	(2)
										81.5	54.3
PetVet Care Centers, LLC (13)	Veterinary hospital operator	First lien senior secured revolving loan	9.84%	SOFR (M)	6.00%	11/2023	11/2029		2.7	2.7	2.3	(2)(9)
		First lien senior secured loan	9.72%	SOFR (M)	6.00%	11/2023	11/2030		130.1	130.1	111.9	(2)(9)
										132.8	114.2
Premise Health Holding Corp. and OMERS Bluejay Investment Holdings LP (13)	Provider of employer-sponsored onsite health and wellness clinics and pharmacies	First lien senior secured revolving loan				02/2024	11/2031		—	—	—	(2)(11)
		First lien senior secured loan	8.17%	SOFR (Q)	4.50%	02/2024	11/2032		33.7	33.7	33.7	(2)(9)
		First lien senior secured loan	8.17%	SOFR (Q)	4.50%	11/2025	11/2032		22.2	22.2	22.2	(2)(9)
		Class A units				07/2018		9,775		5.4	17.8	(2)
										61.3	73.7
Project Alliance Buyer, LLC (13)	Provider of technology solutions for specialty medication management	First lien senior secured loan	8.82%	SOFR (Q)	5.00%	08/2025	08/2031		10.8	10.8	10.7	(2)(9)
Revival Animal Health, LLC (13)	B2B distributor of animal health products	First lien senior secured revolving loan	9.73%	SOFR (Q)	6.00%	01/2025	01/2028		1.8	1.8	1.7	(2)(9)
		First lien senior secured loan	9.72%	SOFR (Q)	6.00%	01/2025	01/2028		26.8	26.7	25.7	(2)(9)

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured loan	9.67%	SOFR (Q)	6.00%	04/2025	01/2028		2.0	2.0	2.0	(2)(9)
										30.5	29.4
Signant Finance One Limited and Bracket Intermediate Holding Corp. (13)	Provider of software solutions for clinical trial management	First lien senior secured loan	8.42%	SOFR (Q)	4.75%	10/2025	10/2031		63.5	62.9	62.9	(2)(6)(9)
SiroMed Physician Services, Inc. and SiroMed Equity Holdings, LLC	Outsourced anesthesia provider	Common units				03/2018		684,854		4.8	2.3	(2)
SOC Telemed, Inc. and PSC Spark Holdings, LP	Provider of acute care telemedicine	First lien senior secured loan	11.19% (2.00% PIK)	SOFR (Q)	7.50%	08/2022	08/2027		109.5	107.9	104.0	(2)(9)
		Class A-2 units				08/2022		4,812		4.9	1.4	(2)
		Warrant to purchase units of common stock				08/2022	08/2029	6,118		4.7	0.3	(2)
										117.5	105.7
Spruce Bidco II Inc. (13)	Provider of medical devices relating to dialysis treatments and services for kidney disease	First lien senior secured loan	7.25%	CORRA (Q)	5.00%	01/2025	01/2032		27.6	26.1	27.6	(2)(9)
		First lien senior secured loan	6.00%	TONA (Q)	5.25%	01/2025	01/2032		25.8	26.1	25.8	(2)(9)
		First lien senior secured loan	8.45%	SOFR (S)	4.75%	01/2025	01/2032		145.0	145.0	145.0	(2)(9)
										197.2	198.4
Surescripts, LLC (13)	Healthcare network for e-prescription routing, patient eligibility checks, and secure exchange of medical records	First lien senior secured loan	8.67%	SOFR (Q)	5.00%	11/2024	11/2031		5.0	5.0	5.0	(2)(9)
		First lien senior secured loan	8.42%	SOFR (Q)	4.75%	11/2025	11/2031		78.4	78.4	78.0	(2)(9)
										83.4	83.0
Symplr Software Inc. and Symplr Software Intermediate Holdings, Inc. (13)	SaaS based healthcare compliance platform provider	First lien senior secured revolving loan	7.59%	SOFR (Q)	3.75%	12/2020	12/2027		0.8	0.8	0.7	(2)
		First lien senior secured revolving loan	9.50%	Base Rate (Q)	2.75%	12/2020	12/2027		6.5	6.5	5.5	(2)
		First lien senior secured loan	8.44%	SOFR (Q)	4.50%	02/2022	12/2027		28.5	27.9	24.1	(2)(9)(16)
		First lien senior secured loan	9.19%	SOFR (Q)	5.25%	04/2024	12/2027		17.1	17.1	14.7	(2)(9)
		Second lien senior secured loan	11.82%	SOFR (Q)	7.88%	12/2020	12/2028		76.2	76.2	66.3	(2)(9)
		Second lien senior secured loan	13.94% (4.00% PIK)	SOFR (Q)	10.00%	04/2024	12/2028		55.1	55.1	50.7	(2)(9)
		Series C-1 preferred shares	11.00% PIK			06/2021		75,939		131.0	106.1	(2)
		Series C-2 preferred shares	11.00% PIK			06/2021		40,115		65.6	53.1	(2)
		Series C-3 preferred shares	11.00% PIK			10/2021		16,201		25.6	20.7	(2)
										405.8	341.9
Tempus AI, Inc.	Provider of technology enabled precision medicine solutions	First lien senior secured loan	11.92% (3.25% PIK)	SOFR (Q)	8.25%	02/2025	02/2030		31.8	31.8	31.8	(2)(6)(9)
		Common units				10/2023		60,821		1.9	3.6	(2)(6)(16)
										33.7	35.4

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Therapy Brands Holdings LLC	Provider of software solutions for the mental and behavioral health market segments	Second lien senior secured loan	10.58%	SOFR (M)	6.75%	06/2021	05/2029		29.1	29.0	23.3	(2)(9)
U.S. Anesthesia Partners, Inc. & U.S. Anesthesia Partners Holdings, Inc.	Anesthesiology service provider	Second lien senior secured loan	11.49%	SOFR (M)	7.50%	10/2021	10/2029		147.8	147.8	147.8	(2)(9)
		Common stock				12/2021		3,671,429		12.9	10.8	(2)
										160.7	158.6
U.S. Urology Partners, LLC, General Atlantic (USU) Blocker Collection Holdco, L.P., and General Atlantic (USU-2) Coinvest, L.P. (13)	Integrated urologic care platform	First lien senior secured loan	8.17%	SOFR (Q)	4.50%	04/2025	04/2032		13.4	13.4	13.4	(2)(9)
		First lien senior secured loan	8.42%	SOFR (Q)	4.75%	10/2025	04/2032		3.9	3.9	3.9	(2)(9)
		Limited partnership interest				04/2025		2,190,000		2.2	3.5	(2)
		Common units				10/2025		442,686		0.5	0.4	(2)
										20.0	21.2
United Digestive MSO Parent, LLC and Koln Co-Invest Unblocked, LP (13)	Gastroenterology physician group	First lien senior secured loan	9.48%	SOFR (Q)	5.75%	03/2023	03/2029		12.9	12.9	12.9	(2)(9)
		First lien senior secured loan	9.71%	SOFR (Q)	5.75%	10/2024	03/2029		1.9	1.9	1.9	(2)(9)
		Class A interests				03/2023		4,623		4.6	7.8
										19.4	22.6
VPP Intermediate Holdings, LLC and VPP Group Holdings, L.P. (13)	Veterinary hospital operator	First lien senior secured loan	9.57%	SOFR (M)	5.75%	12/2021	12/2027		6.0	6.0	6.0	(2)(9)
		First lien senior secured loan	9.57%	SOFR (M)	5.75%	08/2022	12/2027		9.0	9.0	9.0	(2)(9)
		First lien senior secured loan	9.47%	SOFR (M)	5.75%	08/2023	12/2027		12.2	12.2	12.2	(2)(9)
		First lien senior secured loan	9.47%	SOFR (M)	5.75%	03/2024	12/2027		2.6	2.6	2.6	(2)(9)
		First lien senior secured loan	8.97%	SOFR (M)	5.25%	01/2025	12/2027		5.4	5.4	5.4	(2)(9)
		Class A-2 units				12/2021		7,524		7.5	9.9	(2)
		Class A-2 units				03/2023		45		0.1	0.1	(2)
										42.8	45.2
WSHP FC Acquisition LLC and WSHP FC Holdings LLC (13)	Provider of biospecimen products for pharma research	First lien senior secured revolving loan				03/2018	03/2028		—	—	—	(2)(11)
		First lien senior secured loan	11.67% (6.00% PIK)	SOFR (Q)	8.00%	08/2025	04/2030		75.8	75.8	75.8	(2)(9)
		First lien senior secured loan	12.00% PIK			08/2025	03/2030		23.5	20.5	19.5	(2)
		Class A preferred units				11/2024		455		0.3	—
		Common units				07/2022		35,299		5.0	0.5
										101.6	95.8
ZocDoc, Inc. (13)	Healthcare marketplace connecting patients and providers	First lien senior secured loan	9.12%	SOFR (Q)	5.25%	05/2024	07/2030		64.9	64.9	64.9	(2)(9)
		First lien senior secured loan	9.12%	SOFR (Q)	5.25%	07/2025	07/2030		1.6	1.6	1.6	(2)(9)
										66.5	66.5

										3,472.0	3,333.5		23.28%

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Commercial and Professional Services
Accommodations Plus Technologies LLC (13)	Provider of outsourced crew accommodations and logistics management solutions to the airline industry	First lien senior secured loan	8.94%	SOFR (Q)	5.25%	05/2025	05/2032		87.5	87.5	87.5	(2)(9)
		First lien senior secured loan	8.94%	SOFR (Q)	5.25%	12/2025	05/2032		30.0	30.0	30.0	(2)(9)
										117.5	117.5
Aldinger Company Inc (13)	Provider of outsourced calibration and repair services	First lien senior secured revolving loan	8.44%	SOFR (Q)	4.75%	07/2024	10/2030		0.2	0.2	0.2	(2)(9)
		First lien senior secured loan	8.42%	SOFR (Q)	4.75%	07/2024	10/2030		31.3	31.3	31.3	(2)(9)
		First lien senior secured loan	8.42%	SOFR (Q)	4.75%	03/2025	10/2030		9.4	9.4	9.4	(2)(9)
		First lien senior secured loan	8.45%	SOFR (Q)	4.75%	08/2025	10/2030		3.3	3.3	3.3	(2)(9)
										44.2	44.2
AMCP Clean Acquisition Company, LLC	Provider of commercial laundry services	First lien senior secured loan	7.94%	SOFR (Q)	4.25%	12/2025	06/2030		15.0	15.0	14.9	(2)(9)
Argenbright Holdings V, LLC, Amberstone Security Group Limited, Unifi Aviation North America LLC and Unifi Aviation Canada, Inc.	Provider of outsourced security guard services, outsourced facilities management and outsourced aviation services	First lien senior secured loan	9.02%	SOFR (Q)	5.00%	04/2024	09/2028		48.7	48.7	48.7	(2)(6)(9)
ATI Restoration, LLC (13)	Provider of disaster recovery services	First lien senior secured revolving loan	9.48%	SOFR (Q)	5.50%	07/2020	07/2026		8.7	8.7	8.7	(2)(9)(12)
		First lien senior secured loan	9.49%	SOFR (Q)	5.50%	07/2020	07/2026		32.0	32.0	32.0	(2)(9)
		First lien senior secured loan	9.41%	SOFR (Q)	5.50%	05/2022	07/2026		47.4	47.4	47.4	(2)(9)
		First lien senior secured loan	9.45%	SOFR (Q)	5.50%	09/2023	07/2026		11.8	11.8	11.8	(2)(9)
										99.9	99.9
Bluejack Fire Acquisition, Inc. and Bluejack Fire Holdings LLC (13)	Provider of fire and life safety services including inspection and repair	First lien senior secured revolving loan	8.50%	SOFR (M)	4.75%	01/2025	01/2031		0.4	0.4	0.4	(2)(9)
		First lien senior secured loan	8.47%	SOFR (M)	4.75%	01/2025	01/2031		6.9	6.9	6.9	(2)(9)
		Class A-1 units				01/2025		1,368		1.4	1.3	(2)
										8.7	8.6
Bobtail AcquisitionCo, LLC (13)	Provider of non-hazardous liquid waste collection, transportation, processing, recycling, reclamation, and disposal services	First lien senior secured revolving loan	8.44%	SOFR (Q)	4.75%	09/2025	09/2031		0.7	0.7	0.7	(2)(12)
		First lien senior secured loan	8.54%	SOFR (Q)	4.75%	09/2025	09/2031		31.0	31.0	30.7	(2)
										31.7	31.4
Capstone Acquisition Holdings, Inc., Capstone Logistics Holdings, Inc. and Capstone Parent Holdings, LP (13)	Outsourced supply chain solutions provider to operators of distribution centers	First lien senior secured revolving loan				08/2024	05/2029		—	—	—	(2)(11)
		First lien senior secured loan	8.32%	SOFR (M)	4.50%	08/2024	11/2029		8.1	8.1	8.1	(2)(9)
		Second lien senior secured loan	12.32%	SOFR (M)	8.50%	08/2024	11/2030		92.7	92.7	92.7	(2)(9)
		Class A units				11/2020		10,581		7.3	19.1	(2)

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
										108.1	119.9
Cards-Live Oak Holdings, Inc. (13)	Provider of solid waste collection services for residential, commercial, and industrial customers	First lien senior secured revolving loan	10.50%	Base rate (Q)	3.75%	10/2025	10/2032		2.3	2.3	2.3	(2)(9)
		First lien senior secured loan	8.42%	SOFR (Q)	4.75%	10/2025	10/2032		53.8	53.8	53.3	(2)(9)
										56.1	55.6
Denali Intermediate Holdings, Inc. and Denali Parent Holdings, L.P. (13)	Provider of business decisioning data and analytics	First lien senior secured revolving loan				08/2025	08/2032		—	—	—	(2)(11)
		First lien senior secured loan	9.23%	SOFR (M)	5.50%	08/2025	08/2032		379.5	379.5	375.7	(2)(9)
		Series A units	8.00% PIK			08/2025		540,800		5.6	5.4	(2)
										385.1	381.1
Divisions Holding Corporation, Divisions, Inc. and RC V Tecmo Investor LLC (13)	Technology based aggregator for facility maintenance services	First lien senior secured revolving loan				04/2025	04/2032		—	—	—	(2)(11)
		First lien senior secured loan	8.17%	SOFR (Q)	4.50%	04/2025	04/2032		0.1	0.1	0.1	(2)(9)
		Common member units				08/2020		9,624,000		7.7	17.6	(2)
										7.8	17.7
Dorado Bidco, Inc. (13)	Provider of consumer and market insights for the food and beverage industry	First lien senior secured loan	8.22%	SOFR (M)	4.50%	09/2024	09/2031		7.7	7.7	7.7	(2)(9)
DP Flores Holdings, LLC (13)	Benefits administrator of tax-advantaged reimbursement plans	First lien senior secured loan	10.22% (3.25% PIK)	SOFR (M)	6.50%	09/2024	09/2030		27.9	27.8	27.9	(2)(9)
Drogon Bidco Inc. & Drogon Aggregator LP (13)	Provider of fire safety and life safety services	First lien senior secured loan	8.47%	SOFR (M)	4.75%	08/2024	08/2031		14.2	14.2	14.2	(2)(9)
		Class A-2 common units				08/2024		1,850,000		1.9	2.0	(2)
										16.1	16.2
DTI Holdco, Inc. and OPE DTI Holdings, Inc.	Provider of legal process outsourcing and managed services	Class A common stock				08/2014		7,500		7.5	11.1	(2)
		Class B common stock				08/2014		7,500		—	—	(2)
										7.5	11.1
Duraserv LLC (13)	Provider of commercial loading dock maintenance and remodeling services	First lien senior secured revolving loan	8.57%	SOFR (M)	4.75%	06/2024	06/2030		0.2	0.2	0.2	(2)(9)
		First lien senior secured loan	8.48%	SOFR (M)	4.75%	06/2024	06/2031		10.3	10.3	10.3	(2)(9)
		First lien senior secured loan	8.48%	SOFR (M)	4.75%	03/2025	06/2031		4.8	4.8	4.8	(2)(9)
										15.3	15.3
Elevation Services Parent Holdings, LLC (13)	Elevator service platform	First lien senior secured revolving loan	10.49%	SOFR (Q)	6.50%	12/2020	12/2028		2.5	2.5	2.4	(2)(9)(12)
		First lien senior secured loan	10.61%	SOFR (Q)	6.50%	12/2020	12/2028		9.9	9.9	9.5	(2)(9)
		First lien senior secured loan	10.51%	SOFR (Q)	6.50%	05/2022	12/2028		13.8	13.8	13.2	(2)(9)
										26.2	25.1
See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Elliott Davis Advisory, LLC and Elliott Davis Advisory HoldCo, LLC (13)	Provider of tax, comprehensive assurance and consulting services	First lien senior secured revolving loan	8.73%	SOFR (Q)	4.75%	07/2025	07/2031		2.0	2.0	2.0	(2)(9)
		First lien senior secured loan	8.87%	SOFR (S)	4.75%	07/2025	07/2031		24.9	24.9	24.6	(2)(9)
		Common stock				07/2025		4,273,000		4.3	4.3
										31.2	30.9
EMB Purchaser, Inc. (13)	Provider of fire and life safety solutions	First lien senior secured loan	8.30%	SOFR (Q)	4.50%	03/2025	03/2032		8.5	8.5	8.5	(2)(9)
Firebird Acquisition Corp, Inc. (13)	Provider of fire safety and life safety services	First lien senior secured revolving loan				01/2025	02/2032		—	—	—	(2)(11)
		First lien senior secured loan	8.84% (2.75% PIK)	SOFR (Q)	5.00%	01/2025	02/2032		4.2	4.2	4.2	(2)(9)
		First lien senior secured loan	8.34%	SOFR (Q)	4.50%	01/2025	02/2032		3.5	3.5	3.5	(2)(9)
										7.7	7.7
FlyWheel Acquireco, Inc. (13)	Professional employer organization offering human resources, compliance and risk management services	First lien senior secured revolving loan	10.22%	SOFR (M)	6.50%	05/2023	05/2028		0.8	0.8	0.8	(2)(9)
		First lien senior secured loan	10.22%	SOFR (M)	6.50%	05/2023	05/2030		51.4	51.4	51.4	(2)(9)
										52.2	52.2
Frontline Road Safety Operations, LLC (13)	Provider of pavement marking services to roadways	First lien senior secured revolving loan				03/2025	03/2032		—	—	—	(2)(11)
		First lien senior secured loan	8.72% (2.00% PIK)	SOFR (M)	5.00%	03/2025	03/2032		2.6	2.6	2.6	(2)
		First lien senior secured loan	8.72% (2.00% PIK)	SOFR (M)	5.00%	10/2025	03/2032		3.0	3.0	3.0	(2)
		First lien senior secured loan	8.72% (2.00% PIK)	SOFR (M)	5.00%	12/2025	03/2032		6.9	6.9	6.9	(2)(9)
										12.5	12.5
G702 Buyer, Inc. (13)	Provider of standardized contracts and forms platform for the architecture, engineering, and construction industry	First lien senior secured loan	8.42%	SOFR (Q)	4.75%	07/2025	07/2031		10.5	10.5	10.3	(2)(9)
HH-Stella, Inc. and Bedrock Parent Holdings, LP (13)	Provider of municipal solid waste transfer management services	First lien senior secured revolving loan				04/2021	04/2027		—	—	—	(2)(11)
		First lien senior secured loan	9.82%	SOFR (Q)	6.00%	04/2021	04/2028		8.7	8.7	8.7	(2)(9)
		First lien senior secured loan	9.82%	SOFR (Q)	6.00%	09/2023	04/2028		20.5	20.5	20.5	(2)(9)
		First lien senior secured loan	9.97%	SOFR (Q)	6.00%	09/2023	04/2028		1.1	1.1	1.1	(2)(9)
		First lien senior secured loan	9.67%	SOFR (Q)	6.00%	04/2024	04/2028		18.7	18.7	18.7	(2)(9)
		First lien senior secured loan	9.82%	SOFR (Q)	6.00%	10/2025	04/2028		10.5	10.5	10.5	(2)(9)
		Class A units				04/2021		32,982		3.3	2.8	(2)
										62.8	62.3
HP RSS Buyer, Inc. (13)	Provider of road striping, and road safety related services	First lien senior secured loan	8.67%	SOFR (Q)	5.00%	12/2023	12/2029		16.8	16.8	16.8	(2)(9)

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured loan	8.42%	SOFR (Q)	4.75%	03/2024	12/2029		6.7	6.7	6.7	(2)(9)
		First lien senior secured loan	8.42%	SOFR (Q)	4.75%	07/2025	12/2029		12.4	12.4	12.4	(2)(9)
		First lien senior secured loan	8.48%	SOFR (M)	4.75%	12/2025	12/2029		1.6	1.6	1.6	(2)(9)
										37.5	37.5
IRI Group Holdings, Inc. and Circana, LLC (13)	Market research company focused on the consumer packaged goods industry	First lien senior secured revolving loan				04/2025	12/2028		—	—	—	(2)(11)
		First lien senior secured loan	7.97%	SOFR (M)	4.25%	04/2025	12/2029		159.9	159.8	159.9	(2)(9)
										159.8	159.9
ISQ Hawkeye Holdco, Inc. and ISQ Hawkeye Holdings, L.P. (13)	Provider of commercial and industrial waste processing and disposal services	First lien senior secured revolving loan	8.43%	SOFR (M)	4.68%	08/2022	08/2030		3.4	3.4	3.4	(2)(9)(12)
		First lien senior secured loan	8.43%	SOFR (M)	4.68%	08/2022	08/2031		4.9	4.9	4.9	(2)(9)
		First lien senior secured loan	8.43%	SOFR (M)	4.68%	08/2024	08/2031		3.8	3.8	3.8	(2)(9)
		Class A units				09/2022		13,324		14.0	25.1	(2)
										26.1	37.2
Jones Fish Hatcheries & Distributors, LLC and Pond Management Group Holdings, LLC (13)	Provider of lake and pond management services	First lien senior secured loan	8.13%	SOFR (Q)	4.25%	11/2025	11/2032		15.6	15.6	15.4	(2)(9)
		Class A units				11/2025		26,260		2.6	2.6
										18.2	18.0
Kellermeyer Bergensons Services, LLC and KBS TopCo, LLC	Provider of janitorial and facilities management services	First lien senior secured loan	9.24% PIK	SOFR (Q)	5.25%	11/2019	11/2028		45.8	45.8	45.8	(2)(9)
		First lien senior secured loan				12/2023	11/2028		15.7	13.9	4.4	(2)(8)
		Preferred units				03/2024		4,042,767		7.7	—	(2)
		Class A common units				03/2024		4,042,767		—	—	(2)
										67.4	50.2
Kings Buyer, LLC (13)	Provider of comprehensive outsourced waste management consolidation services	First lien senior secured revolving loan	11.00%	Base Rate (Q)	4.25%	09/2023	10/2027		1.8	1.8	1.8	(2)(9)
		First lien senior secured loan	9.35%	SOFR (Q)	5.25%	09/2023	10/2027		16.1	16.1	15.3	(2)(9)
										17.9	17.1
KPS Global LLC and Cool Group LLC (13)	Manufacturer of walk-in cooler and freezer systems	First lien senior secured loan	8.42%	SOFR (Q)	4.75%	09/2024	09/2030		5.2	5.2	5.2	(2)(9)
Laboratories Bidco LLC and Laboratories Topco LLC (13)	Lab testing services for nicotine containing products	First lien senior secured revolving loan	5.57%	SOFR (Q)	1.75%	07/2021	07/2029		15.4	14.9	11.9	(2)(9)
		First lien senior secured revolving loan	7.50%	Base Rate (Q)	0.75%	07/2021	07/2029		4.6	4.5	3.6	(2)(9)
		First lien senior secured loan	4.16%	CORRA (Q)	1.75%	10/2019	07/2029		24.4	24.1	18.8	(2)(9)
		First lien senior secured loan	5.57%	SOFR (Q)	1.75%	10/2019	07/2029		17.5	16.8	13.5	(2)(9)
		First lien senior secured loan	5.57%	SOFR (Q)	1.75%	10/2020	07/2029		0.1	0.1	0.1	(2)(9)
		First lien senior secured loan	5.57%	SOFR (Q)	1.75%	07/2021	07/2029		4.6	4.5	3.6	(2)(9)
		Class A units				07/2021		3,099,335		4.6	—	(2)
										69.5	51.5

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
LBC Woodlands Purchaser LLC and LBC Woodlands Holdings LP (13)	Provider of human resources and workforce management solutions	First lien senior secured revolving loan	8.72%	SOFR (M)	5.00%	07/2024	07/2030		0.2	0.2	0.2	(2)(9)
		First lien senior secured loan	8.84%	SOFR (Q)	5.00%	07/2024	07/2031		19.0	19.0	18.8	(2)(9)
		Class A common units				07/2024		1,205,000		1.2	0.9	(2)
										20.4	19.9
Lightbeam Bidco, Inc. (13)	Provider of yard management services	First lien senior secured revolving loan				05/2023	05/2029		—	—	—	(2)(11)
		First lien senior secured loan	8.59%	SOFR (Q)	4.75%	05/2023	05/2030		4.5	4.5	4.5	(2)(9)
		First lien senior secured loan	8.59%	SOFR (Q)	4.75%	05/2023	05/2030		0.7	0.7	0.7	(2)(9)
		First lien senior secured loan	8.84%	SOFR (Q)	5.00%	11/2023	05/2030		2.2	2.2	2.2	(2)(9)
		First lien senior secured loan	8.59%	SOFR (Q)	4.75%	11/2023	05/2030		1.1	1.1	1.1	(2)(9)
		First lien senior secured loan	8.51%	SOFR (Q)	4.75%	12/2025	05/2030		1.9	1.9	1.9	(2)(9)
										10.4	10.4
LJP Purchaser, Inc. and LJP Topco, LP (13)	Provider of non-hazardous solid waste and recycling services	First lien senior secured loan	10.05%	SOFR (Q)	6.25%	09/2022	09/2028		11.6	11.6	11.6	(2)(9)
		Class A units	8.00% PIK			09/2022		5,098,000		6.6	6.1	(2)
										18.2	17.7
Microstar Logistics LLC, Microstar Global Asset Management LLC, MStar Holding Corporation and Kegstar USA Inc.	Keg management solutions provider	First lien senior secured loan	11.17%	SOFR (Q)	7.50%	12/2024	12/2030		134.8	134.8	134.8	(2)(9)
MSIS Holdings, Inc. and MS Precision Parent, LP (13)	Provider of heavy industrial machinery maintenance and repair services	First lien senior secured revolving loan				03/2025	03/2031		—	—	—	(2)(11)
		First lien senior secured loan	8.67%	SOFR (Q)	5.00%	03/2025	03/2031		23.5	23.5	23.5	(2)(9)
		Class A-1 units				03/2025		1,184,000		1.2	1.3	(2)
										24.7	24.8
NAS, LLC and Nationwide Marketing Group, LLC (13)	Buying and marketing services organization for appliance, furniture and consumer electronics dealers	First lien senior secured revolving loan	10.51%	SOFR (Q)	6.50%	11/2020	04/2026		1.9	1.9	1.9	(2)(9)
		First lien senior secured loan	10.49%	SOFR (Q)	6.50%	11/2020	04/2026		6.1	6.1	6.1	(2)(9)
		First lien senior secured loan	10.49%	SOFR (Q)	6.50%	12/2021	04/2026		2.2	2.2	2.2	(2)(9)
		First lien senior secured loan	10.49%	SOFR (Q)	6.50%	05/2022	04/2026		1.3	1.3	1.3	(2)(9)
										11.5	11.5
Neptune Bidco US Inc. and Elliott Metron Co-Investor Aggregator L.P. (13)	Provider of audience insights, data and analytics to entertainment industry	First lien senior secured revolving loan				10/2022	10/2027		—	0.9	—	(2)(11)
		First lien senior secured loan	8.76%	SOFR (Q)	4.75%	10/2022	10/2028		79.9	76.6	78.7	(2)(9)(16)
		First lien senior secured loan	9.01%	SOFR (Q)	5.00%	10/2022	04/2029		96.8	92.3	95.6	(2)(9)(16)
		First lien senior secured notes	9.29%			11/2022	04/2029		52.8	52.0	52.9	(2)(16)
		Second lien senior secured loan	13.76%	SOFR (Q)	9.75%	10/2022	10/2029		65.8	65.8	65.8	(2)(9)

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		Limited partnership interests				10/2022		4,040,000		4.1	6.9	(2)
										291.7	299.9
Nest Topco Borrower Inc., KKR Nest Co-Invest L.P., and NBLY 2021-1	Operator of multiple franchise concepts primarily related to home maintenance or repairs	Limited partner interest				09/2021		9,725,000		9.7	12.4	(2)
Priority Waste Holdings LLC, Priority Waste Holdings Indiana LLC and Priority Waste Super Holdings, LLC (13)	Solid waste services provider	First lien senior secured loan	11.99%	SOFR (Q)	8.00%	08/2023	08/2029		35.0	34.6	29.4	(2)(9)
		First lien senior secured loan	11.99%	SOFR (Q)	8.00%	06/2024	08/2029		11.1	10.5	9.4	(2)(9)
		First lien senior secured loan	14.73% PIK	SOFR (M)	11.00%	12/2025	08/2029		2.5	2.5	2.3	(2)(9)
		Warrant to purchase units of Class A common units				08/2023	08/2036	38,235		0.6	—	(2)
		Warrant to purchase units of Class A common units				06/2024	06/2036	6,400		0.9	—	(2)
										49.1	41.1
Pritchard Industries, LLC and LJ Pritchard TopCo Holdings, LLC	Provider of janitorial and facilities management services	First lien senior secured loan	9.57%	SOFR (Q)	5.75%	10/2021	10/2027		66.3	66.3	61.7	(2)(9)
		First lien senior secured loan	9.82%	SOFR (Q)	6.00%	11/2023	10/2027		18.8	18.8	17.7	(2)(9)
		Class A units				10/2021		8,749,201		9.0	4.7	(2)
										94.1	84.1
PS Operating Company LLC and PS Op Holdings LLC (5)	Specialty distributor and solutions provider to the swine and poultry markets	First lien senior secured revolving loan				12/2021	12/2026		5.5	4.3	1.8	(2)(8)
		First lien senior secured loan				12/2021	12/2026		19.1	15.5	6.1	(2)(8)
		Common unit				12/2021		279,200		7.4	—	(2)
										27.2	7.9
PSC Parent, Inc. (13)	Provider of operational services for US petrochemical and refining companies	First lien senior secured revolving loan	8.97%	SOFR (M)	5.25%	04/2024	04/2030		2.0	2.0	2.0	(2)(9)(12)
		First lien senior secured loan	8.98%	SOFR (M)	5.25%	04/2024	04/2031		54.2	54.2	54.2	(2)(9)
										56.2	56.2
R2 Acquisition Corp.	Marketing services	Common stock				05/2007		250,000		0.2	0.4	(2)
RE Community Holdings GP, LLC and RE Community Holdings, LP	Operator of municipal recycling facilities	Limited partnership interest				03/2011		2.49%		—	—	(2)
		Limited partnership interest				03/2011		2.86%		—	—	(2)
										—	—
Registrar Intermediate, LLC and PSP Registrar Co-Investment Fund, L.P. (13)	Provider of FDA registration and consulting services	First lien senior secured revolving loan	8.78%	SOFR (Q)	5.00%	08/2021	08/2029		2.7	2.7	2.7	(2)(9)
		First lien senior secured loan	8.82%	SOFR (Q)	5.00%	08/2021	08/2029		3.5	3.5	3.5	(2)(9)
		First lien senior secured loan	8.77%	SOFR (Q)	5.00%	03/2025	08/2029		6.2	6.2	6.0	(2)(9)
		Limited partner interests				08/2021		1.09%		2.7	1.8	(2)

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
										15.1	14.0
Research Now Group, LLC and Dynata, LLC and New Insight Holdings, Inc.	Provider of outsourced data collection to the market research industry	Common units				07/2024		49		—	—	(2)
		Warrants to purchase shares of common stock				07/2024	07/2028	142		—	—	(2)
										—	—
Rodeo AcquisitionCo LLC (13)	Provider of food inspection and recovery services	First lien senior secured loan	8.42%	SOFR (Q)	4.75%	07/2021	07/2029		26.6	26.6	26.6	(2)(9)
		First lien senior secured loan	8.42%	SOFR (Q)	4.75%	10/2025	07/2029		3.8	3.8	3.8	(2)(9)
										30.4	30.4
Saturn Purchaser Corp. (13)	Private aviation management company	First lien senior secured loan	8.71%	SOFR (Q)	4.85%	07/2023	07/2030		1.7	1.7	1.7	(2)(9)
SGM Acquisition Sub, LLC and Schill Holdings, LP (13)	Provider of landscape design and planning, and snow removal services	First lien senior secured loan	8.72%	SOFR (Q)	5.00%	12/2025	12/2031		26.2	26.2	26.1	(2)(9)
		Common units				12/2025		1,492,000		1.5	1.5
										27.7	27.6
SSE Buyer, Inc., Supply Source Enterprises, Inc., Impact Products LLC, The Safety Zone, LLC and SSE Parent, LP	Manufacturer and distributor of personal protection equipment, commercial cleaning, maintenance and safety products	Limited partnership class A-1 units				06/2020		2,173		1.1	—	(2)
		Limited partnership class A-2 units				06/2020		2,173		1.1	—	(2)
										2.2	—
Startec Equity, LLC (5)	Communication services	Member interest				04/2010		190,581		—	—
SV Newco 2, Inc. and Site 2020 Incorporated (13)	Provider of outsourced traffic control safety services	First lien senior secured revolving loan				05/2024	06/2031		—	—	—	(2)(6)(11)
		First lien senior secured loan	8.42%	SOFR (Q)	4.75%	05/2024	06/2031		14.5	14.5	14.5	(2)(6)(9)
		First lien senior secured loan	8.42%	SOFR (Q)	4.75%	09/2025	06/2031		4.0	4.0	4.0	(2)(6)(9)
										18.5	18.5
Systems Planning and Analysis, Inc. (13)	Provider of systems engineering and technical assistance to the US DoD	First lien senior secured revolving loan	8.50%	SOFR (M)	4.75%	05/2022	08/2027		0.4	0.4	0.4	(2)(9)(12)
		First lien senior secured revolving loan	10.50%	Base Rate (Q)	3.75%	05/2022	08/2027		1.1	1.1	1.1	(2)(9)(12)
		First lien senior secured loan	8.42%	SOFR (Q)	4.75%	05/2022	08/2027		1.0	1.0	1.0	(2)(9)
										2.5	2.5
Talon Buyer Inc. and Talon Holdings SCSP (13)	Provider of fire safety and life safety services	First lien senior secured loan	8.39%	SOFR (Q)	4.50%	07/2025	07/2032		18.4	18.4	18.2	(2)(9)
		Class A units				07/2025		6,445,000		6.4	8.0	(2)(6)
										24.8	26.2
The Hiller Companies, LLC (13)	Provider of fire protection and life safety products	First lien senior secured revolving loan				06/2024	06/2030		—	—	—	(2)(11)
		First lien senior secured loan	8.72%	SOFR (M)	5.00%	06/2024	06/2030		48.5	48.5	48.5	(2)(9)
		First lien senior secured loan	8.54%	SOFR (M)	4.75%	07/2025	06/2030		4.1	4.1	4.1	(2)(9)
										52.6	52.6

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Thermostat Purchaser III, Inc. (13)	Provider of commercial HVAC equipment maintenance and repair services	First lien senior secured revolving loan				08/2021	08/2028		—	—	—	(2)(11)
		Second lien senior secured loan	11.22%	SOFR (Q)	7.25%	08/2021	08/2029		23.0	23.0	23.0	(2)(9)
										23.0	23.0
TSS Buyer, LLC	Provider of outsourced testing, inspection, certification, and compliance services to healthcare and life sciences end markets	First lien senior secured loan	9.34%	SOFR (Q)	5.50%	07/2023	06/2029		2.6	2.5	2.6	(2)(9)
TVG-MGT Upper Intermediate Holdings, LLC	Management consulting firm servicing education, technology and public sectors	Senior subordinated loan	14.00% PIK			08/2025	08/2031		26.1	26.1	25.3	(2)
		Class A common units				08/2025		2,712		4.1	4.1	(2)
										30.2	29.4
Unity Purchaser, LLC and Unity Ultimate Holdings, LP (13)	Provider of specialty mechanical services for critical HVAC, plumbing, and related systems	First lien senior secured loan	8.42%	SOFR (Q)	4.75%	01/2025	01/2031		12.6	12.6	12.6	(2)(9)
		Class A-1 units				01/2025		2,068,000		2.1	2.0	(2)
										14.7	14.6
UP Intermediate II LLC and UPBW Blocker LLC (13)	Provider of essential mechanical, electrical and plumbing services to commercial customers	First lien senior secured revolving loan				03/2024	03/2031		—	—	—	(2)(11)
		First lien senior secured loan	8.42%	SOFR (Q)	4.75%	07/2025	03/2032		15.2	15.2	15.2	(2)(9)
		Senior Preferred Units	15.00% PIK			07/2025		10,340		1.1	1.1	(2)
		Common units				03/2024		60,470		6.0	7.2	(2)
		Common units				09/2024		3,918		0.3	0.5	(2)
										22.6	24.0
Valcourt Holdings II, LLC and Jobs Holdings, Inc.	Provider of window cleaning and building facade maintenance and restoration services	First lien senior secured loan	9.01%	SOFR (Q)	5.00%	11/2023	11/2029		58.8	58.8	58.8	(2)(9)
Visual Edge Technology, Inc., VEIT, LLC, and VEIT Topco, LLC (5)(13)	Provider of outsourced office solutions with a focus on printer and copier equipment and other parts and supplies	First lien senior secured revolving loan	8.60%	SOFR (S)	5.00%	12/2025	01/2029		1.0	1.0	1.0	(2)(9)
		First lien senior secured loan	8.60%	SOFR (S)	5.00%	12/2025	01/2029		2.6	2.6	2.6	(2)(9)
		First lien senior secured loan	10.82% (3.50% PIK)	SOFR (M)	7.00%	07/2023	01/2029		34.1	33.6	34.1	(2)(9)
		First lien senior secured loan	15.67% PIK	SOFR (Q)	12.00%	07/2023	01/2029		7.2	7.1	7.2	(2)(9)
		First lien senior secured loan	15.84% PIK	SOFR (Q)	12.00%	12/2025	01/2029		9.5	9.5	9.5	(2)(9)
		Common units				12/2025		947,000		17.5	17.5	(2)
										71.3	71.9
VRC Companies, LLC (13)	Provider of records and information management services	Senior subordinated loan	12.00% (2.00% PIK)			05/2022	06/2028		5.3	5.4	5.3	(2)

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
W.S. Connelly & Co., LLC and WSC Ultimate Holdings, LLC (13)	Provider of agronomics products for landscapers, contractors and golf course end users	First lien senior secured loan	8.42%	SOFR (Q)	4.75%	05/2024	05/2030		23.4	23.4	23.4	(2)(9)
		First lien senior secured loan	8.42%	SOFR (Q)	4.75%	04/2025	05/2030		4.3	4.3	4.3	(2)(9)
		Class A preferred units	10.00% PIK			05/2024		9,260		1.1	1.1
		Class A common units				05/2024		862		—	0.4
										28.8	29.2
XIFIN, Inc. and ACP Charger Co-Invest LLC	Revenue cycle management provider to labs	Class A units				02/2020		180,000		1.8	4.5	(2)
		Class B units				12/2021		46,363		0.9	2.2	(2)
										2.7	6.7
Zinc Buyer Corporation and Marmic Fire & Safety Co., Inc. (13)	Provider of recurring fire protection services	First lien senior secured revolving loan				07/2024	07/2031		—	—	—	(2)(11)
		First lien senior secured loan	8.42%	SOFR (Q)	4.75%	07/2024	07/2031		12.8	12.8	12.8	(2)(9)
										12.8	12.8

										2,806.9	2,776.7		19.39%
Consumer Services
Aimbridge Topco, LLC	Hotel operator	Common units				03/2025		56,310		3.3	3.4	(2)
American Residential Services L.L.C. and Aragorn Parent Holdings LP	Heating, ventilation and air conditioning services provider	Series A preferred units	10.00% PIK			10/2020		2,531,500		3.6	7.3	(2)
Apex Service Partners, LLC and Apex Service Partners Holdings, LLC (13)	Provider of residential HVAC, plumbing, and electrical maintenance and repair services	First lien senior secured revolving loan	8.71%	SOFR (Q)	5.00%	10/2023	10/2029		2.3	2.3	2.3	(2)(9)(12)
		First lien senior secured loan	8.81%	SOFR (Q)	5.00%	09/2024	10/2030		199.9	199.7	199.9	(2)(9)
		Series B common units				10/2023		262,165		7.2	11.4
										209.2	213.6
Belfor Holdings, Inc. (13)	Disaster recovery services provider	First lien senior secured revolving loan				04/2019	01/2026		—	—	—	(2)(11)
Birdie Bidco, Inc. (13)	Golf club owner and operator	First lien senior secured revolving loan	8.17%	SOFR (Q)	4.50%	11/2025	11/2032		0.4	0.4	0.4	(2)(9)
		First lien senior secured revolving loan	10.25%	Base Rate (Q)	3.50%	11/2025	11/2032		0.2	0.2	0.2	(2)(9)
		First lien senior secured loan	8.42% (2.25% PIK)	SOFR (Q)	4.75%	11/2025	11/2032		19.9	19.9	19.8	(2)(9)
										20.5	20.4
Calera XXVIII, LLC (14)	Residential floor coating provider	Common units				12/2025		5,420,161		5.4	5.4	(2)(6)
Clarion Home Services Group, LLC and LBC Breeze Holdings LLC (13)	Provider of HVAC and plumbing services to residential and commercial customers	First lien senior secured revolving loan	9.93%	SOFR (Q)	6.00%	12/2021	12/2027		0.9	0.9	0.8	(2)(9)
		First lien senior secured revolving loan	11.75%	Base Rate (Q)	5.00%	12/2021	12/2027		0.1	0.1	0.1	(2)(9)

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured loan	11.98% (6.00% PIK)	SOFR (Q)	8.00%	12/2021	12/2027		3.5	3.5	3.1	(2)(9)
		First lien senior secured loan	12.05% (6.25% PIK)	SOFR (Q)	8.25%	03/2023	12/2027		6.8	6.8	6.2	(2)(9)
		Class A units				12/2021		4,296		4.3	1.1
										15.6	11.3
ClubCorp Holdings, Inc. (13)	A manager of golf and country clubs throughout the United States	First lien senior secured loan	8.67%	SOFR (Q)	5.00%	07/2025	07/2032		40.6	40.6	40.6	(2)(9)
CMG HoldCo, LLC and CMG Buyer Holdings, Inc. (13)	Provider of commercial HVAC equipment maintenance and repair services	First lien senior secured loan	8.20%	SOFR (S)	4.50%	05/2022	11/2030		21.0	21.0	21.0	(2)(9)
		First lien senior secured loan	8.28%	SOFR (S)	4.50%	11/2023	11/2030		2.8	2.8	2.8	(2)(9)
		Common stock				05/2022		302		3.1	7.7	(2)
										26.9	31.5
CST Holding Company (13)	Provider of ignition interlock devices	First lien senior secured loan	8.82%	SOFR (M)	5.00%	11/2022	11/2028		11.4	11.4	11.4	(2)(9)
		First lien senior secured loan	8.82%	SOFR (M)	5.00%	07/2024	11/2028		0.1	0.1	0.1	(2)(9)
										11.5	11.5
Davidson Hotel Company LLC (13)	Provider of hotel operations solutions and advisory services	First lien senior secured loan	8.72%	SOFR (M)	5.00%	10/2024	10/2031		8.3	8.3	8.3	(2)(9)
Equinox Holdings, Inc.	Operator of luxury, full-service health fitness clubs	First lien senior secured loan	11.92% (4.13% PIK)	SOFR (Q)	8.25%	03/2024	03/2029		46.2	45.5	46.2	(2)(9)
		Second lien senior secured loan	16.00% PIK			03/2024	06/2027		4.6	4.5	4.6	(2)
										50.0	50.8
Essential Services Holding Corporation and OMERS Mahomes Investment Holdings LLC (13)	Provider of plumbing and HVAC services	First lien senior secured revolving loan	8.88%	SOFR (Q)	5.00%	06/2024	06/2030		7.8	7.8	7.6	(2)(9)(12)
		First lien senior secured loan	8.88%	SOFR (Q)	5.00%	06/2024	06/2031		151.5	151.5	147.0	(2)(9)
		Preferred units	15.00% PIK			07/2023		685		9.2	9.2	(2)
		Class A units				11/2020		6,447		22.9	25.9	(2)
										191.4	189.7
Eternal Aus Bidco Pty Ltd (13)	Operator of cemetery, crematoria and funeral services	First lien senior secured loan	8.71%	BBSY (S)	5.00%	11/2023	10/2029		3.8	3.7	3.8	(2)(6)(9)
Excel Fitness Consolidator LLC, Health Buyer LLC and Excel Fitness Holdings, Inc. (13)	Fitness facility operator	First lien senior secured revolving loan	8.48%	SOFR (M)	4.75%	11/2025	04/2030		0.7	0.7	0.7	(2)(9)
		First lien senior secured loan	8.42%	SOFR (Q)	4.75%	05/2024	04/2030		12.9	12.8	12.9	(2)(9)
										13.5	13.6
Fitness Ventures Holdings, Inc. and Meaningful Partners Fitness Ventures Co-Investment LP (4)	Crunch Fitness franchisee	First lien senior secured revolving loan	7.73%	SOFR (M)	4.00%	08/2024	08/2030		2.5	2.5	2.5	(2)(9)
		First lien senior secured loan	8.99%	SOFR (M)	5.25%	08/2024	08/2031		10.5	10.5	10.5	(2)(9)
		Common units				07/2024		11,957,000		12.0	12.3	(2)
										25.0	25.3
Flinn Scientific, Inc. and WCI-Quantum Holdings, Inc. (13)	Distributor of instructional products, services and resources	First lien senior secured revolving loan	9.22%	SOFR (Q)	5.50%	08/2018	04/2026		4.0	4.0	4.0	(2)(9)(12)

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured loan	9.43%	SOFR (Q)	5.50%	07/2017	04/2026		28.7	28.7	28.4	(2)(9)
		First lien senior secured loan	9.43%	SOFR (Q)	5.50%	08/2018	04/2026		1.1	1.1	1.1	(2)(9)
		First lien senior secured loan	9.43%	SOFR (Q)	5.50%	06/2024	04/2026		7.4	7.4	7.3	(2)(9)
		First lien senior secured loan	9.60%	SOFR (Q)	5.50%	05/2025	04/2026		5.0	5.0	4.9	(2)(9)
		Series A preferred stock				10/2014		1,272		0.7	0.9	(2)
										46.9	46.6
Flint OpCo, LLC (13)	Provider of residential HVAC and plumbing services	First lien senior secured loan	8.59%	SOFR (Q)	4.75%	08/2023	08/2030		6.9	6.9	6.9	(2)(9)
		First lien senior secured loan	8.55%	SOFR (Q)	4.75%	05/2024	08/2030		3.6	3.6	3.6	(2)(9)
										10.5	10.5
GS SEER Group Borrower LLC and GS SEER Group Holdings LLC (13)	Provider of commercial and residential HVAC, electrical, and plumbing services	First lien senior secured revolving loan	10.52%	SOFR (M)	6.75%	04/2023	04/2029		0.8	0.8	0.8	(2)(9)(12)
		First lien senior secured loan	10.42%	SOFR (Q)	6.75%	04/2023	04/2030		24.3	24.3	23.6	(2)(9)
		Class A common units				04/2023		4,424		4.4	2.1	(2)
										29.5	26.5
Helios Service Partners, LLC and Astra Service Partners, LLC (13)	Critical HVAC, refrigeration, and plumbing services for commercial businesses	First lien senior secured loan	8.34%	SOFR (Q)	4.50%	11/2025	11/2032		43.5	43.5	43.1	(2)(9)
HGC Holdings, LLC (13)	Operator of golf facilities	First lien senior secured loan	8.24%	SOFR (M)	4.50%	06/2025	06/2029		79.6	79.6	79.6	(2)(9)
IFH Franchisee Holdings, LLC (13)	Operator of fitness centers	First lien senior secured revolving loan	7.87%	SOFR (Q)	4.00%	12/2024	12/2029		4.3	4.3	4.3	(2)(9)
		First lien senior secured loan	9.37%	SOFR (Q)	5.50%	12/2024	12/2029		54.7	54.7	54.7	(2)(9)
										59.0	59.0
Infinity Home Services Holdco, Inc., D'Angelo & Sons Construction Limited and IHS Parent Holdings, L.P. (13)	Provider of residential roofing and exterior repair and replacement services	First lien senior secured loan	9.67%	SOFR (Q)	6.00%	12/2022	12/2028		14.5	14.5	14.5	(2)(6)(9)
		First lien senior secured loan	9.67%	SOFR (Q)	6.00%	11/2023	12/2028		6.3	6.3	6.3	(2)(6)(9)
		First lien senior secured loan	8.26%	CORRA (Q)	6.00%	11/2023	12/2028		1.3	1.3	1.3	(2)(6)(9)
		First lien senior secured loan	9.17%	SOFR (Q)	5.50%	10/2024	12/2028		5.5	5.5	5.5	(2)(6)(9)
		Class A units				12/2022		9,524,000		9.5	11.0	(2)(6)
										37.1	38.6
Leviathan Intermediate Holdco, LLC and Leviathan Holdings, L.P. (13)	Franchising platform offering adolescent development programs	First lien senior secured loan	9.67%	SOFR (Q)	6.00%	12/2022	12/2027		30.0	30.0	30.0	(2)(9)
		First lien senior secured loan	9.67%	SOFR (Q)	6.00%	01/2025	12/2027		1.4	1.4	1.4	(2)(9)
		Limited partnership interests				12/2022		2,149,690		2.1	2.8
										33.5	34.2
LHS Borrower, LLC, LH Equity Investors, L.P., Leaf Home, LLC and GC Fund IV Blocker LLC (13)	A direct-to-consumer home solutions and residential improvements platform	First lien senior secured revolving loan	11.00%	Base rate (Q)	4.25%	09/2025	09/2031		1.3	1.3	1.2	(2)(9)
		First lien senior secured loan	8.97%	SOFR (M)	5.25%	09/2025	09/2031		172.7	172.7	171.0	(2)(9)
See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		Limited partnership units				09/2025		64,787		67.3	67.6	(2)
										241.3	239.8
ME Equity LLC	Franchisor in the massage industry	Common stock				09/2012		3,000,000		3.0	4.9	(2)
Modigent, LLC and OMERS PMC Investment Holdings LLC (13)	Provider of commercial HVAC services	First lien senior secured loan	8.92%	SOFR (Q)	5.25%	08/2022	08/2028		12.2	12.2	12.2	(2)(9)
		First lien senior secured loan	8.92%	SOFR (Q)	5.25%	09/2023	08/2028		6.3	6.3	6.3	(2)(9)
		Preferred units	14.00% PIK			05/2025		82		0.9	0.9	(2)
		Class A units				08/2022		1,001		9.7	10.0	(2)
										29.1	29.4
Mustang Prospects Purchaser, LLC, Senske Acquisition, Inc., and Mustang Prospects Holdco, LLC (13)	Provider of lawn care, tree care and pest control services	First lien senior secured revolving loan	8.72%	SOFR (M)	5.00%	06/2024	06/2031		0.3	0.3	0.3	(2)(9)(12)
		First lien senior secured loan	8.69%	SOFR (Q)	5.00%	06/2024	06/2031		27.9	27.9	27.9	(2)(9)
		First lien senior secured loan	8.72%	SOFR (M)	5.00%	08/2025	06/2031		1.1	1.1	1.1	(2)(9)
		Class A preferred units				09/2024		678		0.7	0.6
		Class B common units				09/2024		677,504		0.3	0.3
										30.3	30.2
North Haven Fairway Buyer, LLC and Fairway Lawns, LLC (13)	Provider of lawncare services	First lien senior secured revolving loan	8.73%	SOFR (Q)	5.00%	12/2022	05/2028		3.9	3.9	3.9	(2)(9)
		First lien senior secured loan	8.77%	SOFR (Q)	5.00%	12/2022	05/2028		17.5	17.5	17.5	(2)(9)
		First lien senior secured loan	8.82%	SOFR (Q)	5.00%	06/2024	05/2028		5.0	5.0	5.0	(2)(9)
		First lien senior secured loan	8.90%	SOFR (Q)	5.00%	02/2025	05/2028		10.1	10.1	10.1	(2)(9)
										36.5	36.5
Northwinds Holding, Inc. and Northwinds Services Group LLC (13)	Provider of HVAC and plumbing services	First lien senior secured loan	9.30%	SOFR (Q)	5.25%	05/2023	05/2029		26.7	26.7	26.7	(2)(9)
		First lien senior secured loan	9.26%	SOFR (Q)	5.25%	08/2024	05/2029		6.1	6.1	6.1	(2)(9)
		First lien senior secured loan	9.26%	SOFR (Q)	5.25%	06/2025	05/2029		2.1	2.1	2.1	(2)(9)
		Common units				05/2023		2,911,607		4.0	4.8	(2)
										38.9	39.7
OTG Concessions Management, LLC and Octa Parent Holdings, LLC	Airport restaurant operator	Second lien notes	10.00% PIK			02/2024	02/2031		8.8	8.8	8.2	(2)
		Participation rights				02/2024	02/2054	1		—	—	(2)
										8.8	8.2
PestCo Holdings, LLC and PestCo, LLC (13)	Provider of pest control services to the residential and commercial markets	First lien senior secured loan	8.59%	SOFR (Q)	4.75%	08/2025	08/2030		19.0	18.9	18.9	(2)(9)
		Class A units				01/2023		139		1.9	2.9
										20.8	21.8
Pinnacle MEP Intermediate Holdco LLC and BPCP Pinnacle Holdings, Inc. (13)	Provider of commercial and residential HVAC, electrical & plumbing services	First lien senior secured revolving loan	10.50% (1.50% PIK)	SOFR (Q)	6.75%	10/2024	10/2030		0.7	0.7	0.7	(2)(9)
		First lien senior secured loan	10.68% (1.50% PIK)	SOFR (Q)	6.75%	10/2024	10/2030		6.6	6.6	6.1	(2)(9)

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		Common stock				10/2024		667		0.7	0.1	(2)
										8.0	6.9
Premiere Buyer, LLC (13)	Third-party residential property manager for multi-family residential properties in the United States	First lien senior secured loan	8.17%	SOFR (Q)	4.50%	05/2024	05/2031		5.5	5.5	5.5	(2)(9)
		First lien senior secured loan	8.17%	SOFR (Q)	4.50%	04/2025	05/2031		1.0	1.0	1.0	(2)(9)
										6.5	6.5
Pyramid-BMC IntermediateCo I, LLC and Pyramid Investors, LLC (13)	Hotel operator	First lien senior secured loan	9.11%	SOFR (Q)	5.25%	01/2023	01/2028		7.3	7.3	7.3	(2)(9)
		First lien senior secured loan	9.11%	SOFR (Q)	5.25%	10/2024	01/2028		2.6	2.6	2.6	(2)(9)
		Preferred membership units	8.00% PIK			07/2016		996,833		1.3	3.2
										11.2	13.1
Quick Quack Car Wash Holdings, LLC and KKR Game Changer Co-Invest Feeder II L.P. (13)	Car wash operator	First lien senior secured loan	8.47%	SOFR (M)	4.75%	05/2024	06/2031		5.6	5.6	5.6	(2)(9)
		First lien senior secured loan	8.47%	SOFR (M)	4.75%	06/2025	06/2031		6.4	6.4	6.4	(2)(9)
		Limited partnership interest				06/2024		11,184,000		11.2	13.8	(2)
										23.2	25.8
Radiant Intermediate Holding, LLC	Provider of HVAC, plumbing and electrical services	First lien senior secured loan	9.92%	SOFR (Q)	6.00%	04/2023	11/2026		2.1	2.1	1.9	(2)(9)
Redwood Services LP (13)	Provider of residential HVAC and plumbing services	First lien senior secured revolving loan				06/2025	06/2032		—	—	—	(2)(11)
		First lien senior secured loan	8.42%	SOFR (Q)	4.75%	06/2025	06/2032		27.2	27.2	27.2	(2)(9)
										27.2	27.2
Saber Parent Holdings Corp. and MSHC, Inc. (13)	Provider of aftermarket maintenance, repair, and replacement services for commercial HVAC equipments	First lien senior secured loan	8.23%	SOFR (Q)	4.50%	12/2025	12/2032		22.8	22.8	22.7	(2)
Safe Home Security, Inc., Security Systems Inc., Safe Home Monitoring, Inc., National Protective Services, Inc., Bright Integrations LLC and Medguard Alert, Inc.	Provider of safety systems for business and residential customers	First lien senior secured loan	10.43% (1.00% PIK)	SOFR (M)	6.00%	08/2020	05/2026		24.0	24.0	23.5	(2)(9)
Taymax Group, L.P., Taymax Group G.P., LLC, PF Salem Canada ULC and TCP Fit Parent, L.P. (13)	Planet Fitness franchisee	First lien senior secured revolving loan	8.94%	SOFR (M)	5.13%	07/2018	08/2027		0.2	0.2	0.2	(2)(9)
		First lien senior secured revolving loan	9.32%	SOFR (M)	5.50%	01/2024	07/2027		0.1	0.1	0.1	(2)(9)
		First lien senior secured loan	8.90%	SOFR (M)	5.08%	03/2020	08/2027		1.3	1.3	1.3	(2)(9)
		First lien senior secured loan	9.32%	SOFR (M)	5.50%	01/2024	08/2027		0.4	0.4	0.4	(2)(9)
		First lien senior secured loan	8.57%	SOFR (M)	4.75%	11/2025	07/2027		4.1	4.1	4.1	(2)(9)
		Class A units				07/2018		37,020		3.8	9.4
										9.9	15.5

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
The Arcticom Group, LLC and AMCP Mechanical Holdings, LP (13)	Refrigeration, heating, ventilation and air conditioning services provider	First lien senior secured revolving loan	11.72% (4.50% PIK)	SOFR (M)	8.00%	12/2021	12/2027		12.6	12.6	12.5	(2)(9)
		First lien senior secured loan	11.72% (4.50% PIK)	SOFR (M)	8.00%	12/2021	12/2027		0.2	0.2	0.2	(2)(9)
		First lien senior secured loan	11.72% (4.50% PIK)	SOFR (M)	8.00%	08/2022	12/2027		0.2	0.2	0.2	(2)(9)
		First lien senior secured loan	11.72% (4.50% PIK)	SOFR (M)	8.00%	04/2023	12/2027		1.7	1.7	1.7	(2)(9)
		First lien senior secured loan	11.72% (4.50% PIK)	SOFR (M)	8.00%	10/2023	12/2027		5.5	5.5	5.5	(2)(9)
		First lien senior secured loan	11.72% (4.50% PIK)	SOFR (M)	8.00%	08/2024	12/2027		11.1	11.0	10.9	(2)(9)
		Class A units				12/2021		8,493,698		8.5	6.7
		Class C units				03/2023		333,510		—	—
										39.7	37.7
Triwizard Holdings, Inc. and Triwizard Parent, LP (13)	Parking management and hospitality services provider	First lien senior secured revolving loan	8.86%	SOFR (Q)	5.00%	06/2023	06/2029		1.5	1.5	1.5	(2)(9)(12)
		Class A-2 common units				06/2023		30,000		3.0	5.3	(2)
										4.5	6.8
TSWT Acquisition, Inc. and TSWT Holdings, LLC (13)	Provider of residential home services specializing in HVAC, electrical and plumbing services	First lien senior secured revolving loan	8.73%	SOFR (M)	5.00%	11/2025	11/2031		0.1	0.1	0.1	(2)(9)
		First lien senior secured loan	8.73%	SOFR (M)	5.00%	11/2025	11/2031		16.3	16.3	16.1	(2)(9)
		Class A units				11/2025		42		0.9	0.9	(2)
										17.3	17.1
Vertex Service Partners, LLC and Vertex Service Partners Holdings, LLC (13)	Provider of residential roofing repair & replacement	First lien senior secured revolving loan	9.67%	SOFR (Q)	6.00%	11/2023	11/2030		0.4	0.4	0.4	(2)(9)
		First lien senior secured loan	9.67% (4.14% PIK)	SOFR (Q)	6.00%	11/2023	11/2030		15.2	15.2	14.0	(2)(9)
		First lien senior secured loan	9.67% (3.83% PIK)	SOFR (Q)	6.00%	10/2024	11/2030		3.0	3.0	2.7	(2)(9)
		Class B common units				11/2023		212		0.2	0.1
										18.8	17.2
Vista Higher Learning, LLC	Developer of print and digital language learning solutions for K–12 and higher education institutions	First lien senior secured loan	8.46%	SOFR (Q)	4.75%	09/2025	09/2031		33.0	33.0	32.6	(2)(9)
YE Brands Holdings, LLC (13)	Sports camp operator	First lien senior secured revolving loan	8.42%	SOFR (Q)	4.75%	10/2021	10/2027		0.6	0.6	0.6	(2)(9)
		First lien senior secured loan	8.42%	SOFR (Q)	4.75%	10/2021	10/2027		0.1	0.1	0.1	(2)(9)
		First lien senior secured loan	8.42%	SOFR (Q)	4.75%	06/2022	10/2027		7.9	7.9	7.9	(2)(9)
		First lien senior secured loan	8.42%	SOFR (Q)	4.75%	09/2023	10/2027		3.6	3.6	3.6	(2)(9)
		First lien senior secured loan	8.42%	SOFR (Q)	4.75%	01/2024	10/2027		2.8	2.8	2.8	(2)(9)
										15.0	15.0

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
ZBS Mechanical Group Co-Invest Fund 2, LLC and ZBS Mechanical Group Co-Invest II Fund 2, LLC	Provider of residential HVAC and plumbing services	Membership interest				10/2021		2,771,000		1.4	7.4
		Membership interest				02/2025		264,161		0.3	1.4
										1.7	8.8

										1,641.7	1,663.4		11.62%
Insurance
15484880 Canada Inc. and 15484910 Canada Inc. (13)	Independent insurance broker	First lien senior secured revolving loan	7.82%	CORRA (Q)	5.25%	04/2025	04/2031		0.4	0.4	0.4	(2)(6)(9)
		First lien senior secured loan	7.82%	CORRA (Q)	5.25%	04/2025	04/2031		29.2	28.0	29.2	(2)(6)(9)
		Senior subordinated loan	14.00% PIK			04/2025	04/2035		14.7	14.2	14.7	(2)(6)
		Class A2 shares				04/2025		19,825,189		13.8	13.8	(2)(6)
										56.4	58.1
Acrisure, LLC	Independent property and casualty insurance brokerage	First lien senior secured loan	6.72%	SOFR (M)	3.00%	10/2023	11/2030		0.2	0.2	0.2	(2)(16)
AQ Sunshine, Inc. (13)	Specialized insurance broker	First lien senior secured revolving loan	8.67%	SOFR (Q)	5.00%	07/2024	07/2030		1.9	1.9	1.9	(2)(9)(12)
		First lien senior secured loan	8.67%	SOFR (Q)	5.00%	07/2024	07/2031		116.7	116.7	116.7	(2)(9)
										118.6	118.6
Ardonagh Midco 3 Limited, Ardonagh Group Finco Pty Limited, Ardonagh Finco LLC, Ardonagh Finco B.V., and MDCP Co-Investors (Jade I), L.P.	Insurance broker and underwriting servicer	Limited partnership interest				06/2025		17,510,000		24.1	26.3	(2)(6)
Bellwether Buyer, L.L.C. and Bellwether Topco V Buyer, Inc. (13)	Insurance program administrator	First lien senior secured loan	8.23%	SOFR (M)	4.50%	04/2025	04/2032		14.7	14.7	14.7	(2)(9)
Benecon Midco II LLC and Benecon Holdings, LLC (13)	Employee benefits provider for small and mid-size employers	First lien senior secured loan	8.19%	SOFR (Q)	4.50%	01/2024	01/2031		21.0	21.0	21.0	(2)(9)
		Class A units				01/2024		7,796,550		27.1	35.2
										48.1	56.2
Captive Resources Midco, LLC (13)	Provider of independent consulting services to member-owned group captives	First lien senior secured loan	8.22%	SOFR (M)	4.50%	07/2022	07/2029		5.8	5.8	5.8	(2)(9)
Daylight Beta Parent LLC and CFCo, LLC (4)	Health insurance sales platform provider	First lien senior secured loan				09/2023	09/2033		14.6	12.0	1.2	(2)(8)
		First lien senior secured loan				09/2023	09/2038		20.8	0.5	—	(2)
		Class B units				09/2023		32,391,330		—	—	(2)
										12.5	1.2
Diamond Mezzanine 24 LLC (13)	Property and casualty insurance underwriting and distribution platform	First lien senior secured revolving loan	8.84%	SOFR (Q)	5.00%	10/2024	10/2030		0.3	0.3	0.3	(2)(9)
		First lien senior secured loan	8.84%	SOFR (Q)	5.00%	10/2024	10/2030		19.4	19.4	19.4	(2)(9)
										19.7	19.7
DOXA Insurance Holdings LLC and Rocket Co-Invest, SLP (13)(14)	Managing general agent insurance distribution platform	First lien senior secured revolving loan	8.17%	SOFR (Q)	4.50%	12/2023	12/2029		0.2	0.2	0.2	(2)(9)(12)

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured loan	8.17%	SOFR (Q)	4.50%	12/2023	12/2030		18.3	18.3	18.3	(2)(9)
		First lien senior secured loan	8.34%	SOFR (Q)	4.50%	05/2024	12/2030		2.3	2.3	2.3	(2)(9)
		Limited partnership interest				03/2024		1,348,309		1.3	1.9	(2)(6)
										22.1	22.7
Forza Insurance Holdings, LLC	Operator of insurance brands and platforms	First lien senior secured loan	9.42%	SOFR (Q)	5.75%	02/2025	02/2030		38.7	38.7	38.7	(2)(9)
Foundation Risk Partners, Corp. (13)	Full service independent insurance agency	First lien senior secured revolving loan	8.42%	SOFR (Q)	4.75%	10/2021	10/2029		7.0	7.0	7.0	(2)(9)
		First lien senior secured loan	8.42%	SOFR (Q)	4.75%	10/2021	10/2030		66.6	66.6	66.6	(2)(9)
		First lien senior secured loan	8.42%	SOFR (Q)	4.75%	04/2022	10/2030		9.2	9.2	9.2	(2)(9)
		First lien senior secured loan	8.42%	SOFR (Q)	4.75%	11/2023	10/2030		17.2	17.2	17.2	(2)(9)
		First lien senior secured loan	8.42%	SOFR (Q)	4.75%	05/2024	10/2030		16.3	16.3	16.3	(2)(9)
										116.3	116.3
Galway Borrower LLC (13)	Insurance service provider	First lien senior secured revolving loan	8.19%	SOFR (Q)	4.50%	09/2021	09/2028		1.9	1.9	1.9	(2)(9)(12)
		First lien senior secured loan	8.17%	SOFR (Q)	4.50%	09/2021	09/2028		8.3	8.3	8.3	(2)(9)
										10.2	10.2
Gestion ABS Bidco Inc. / ABS Bidco Holdings Inc. (13)	Insurance broker	First lien senior secured loan	7.25%	CORRA (M)	5.00%	03/2024	03/2031		9.7	9.8	9.7	(2)(6)(9)
		First lien senior secured loan	7.27%	CDOR (Q)	5.00%	03/2024	03/2031		0.3	0.3	0.3	(2)(6)(9)
										10.1	10.0
Higginbotham Insurance Agency, Inc., HIG Operations Holdings, Inc., and HIG Intermediate, Inc. (13)	Independent retail insurance broker	First lien senior secured loan	8.22%	SOFR (M)	4.50%	08/2023	06/2031		9.1	9.1	9.1	(2)(9)
		Series A preferred shares	10.50%			12/2024		1,000		1.0	1.0	(2)
										10.1	10.1
High Street Buyer, Inc. and High Street Holdco LLC (13)(14)	Insurance brokerage platform	First lien senior secured loan	8.17%	SOFR (Q)	4.50%	04/2021	04/2028		22.1	22.1	22.1	(2)(9)
		First lien senior secured loan	8.17%	SOFR (Q)	4.50%	08/2021	04/2028		0.1	0.1	0.1	(2)(9)
		First lien senior secured loan	8.17%	SOFR (Q)	4.50%	02/2022	04/2028		19.4	19.4	19.4	(2)(9)
		First lien senior secured loan	8.17%	SOFR (Q)	4.50%	03/2024	04/2028		4.0	4.0	4.0	(2)(9)
		Series A preferred units	10.00% PIK			04/2021		172,211,694		248.0	248.0	(2)
		Series A preferred units	10.00% PIK			12/2023		20,106,667		24.7	24.7	(2)
		Series A preferred units	10.00% PIK			04/2024		1,386,667		1.6	1.6	(2)
		Series A preferred units	10.00% PIK			07/2024		4,506,667		5.2	5.2	(2)
		Series A units	10.00% PIK			04/2021		5,562,381		9.9	16.9	(2)
		Series C units	10.00% PIK			04/2021		10,043,368		4.0	30.5	(2)
										339.0	372.5
Inszone Mid, LLC and INSZ Holdings, LLC (13)	Insurance brokerage firm	First lien senior secured loan	8.92%	SOFR (Q)	5.25%	12/2023	11/2029		26.7	26.7	26.7	(2)(9)
		First lien senior secured loan	8.93%	SOFR (Q)	5.25%	07/2024	11/2029		51.7	51.7	51.7	(2)(9)

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		Limited partnership interests				11/2022		2,146,088		1.7	3.7
		Common units				11/2023		8,473,000		8.5	14.7
										88.6	96.8
King Risk Partners, LLC (13)	Retail insurance brokerage firm	First lien senior secured loan	8.22%	SOFR (M)	4.50%	04/2025	04/2031		13.0	13.0	13.0	(2)(9)
Knight AcquireCo, LLC and Knight Holdings, LP (13)	Insurance agency and regulatory services provider	First lien senior secured loan	8.37%	SOFR (S)	4.50%	11/2025	11/2032		25.2	25.2	25.1	(2)(9)
		Class A-1 common units				11/2025		213,806		2.1	2.1	(2)
										27.3	27.2
Koala Investment Holdings, Inc. (13)	Insurance brokerage platform	First lien senior secured loan	8.17%	SOFR (Q)	4.50%	08/2025	08/2032		24.2	24.2	24.0	(2)(9)
OakBridge Insurance Agency LLC and Maple Acquisition Holdings, LP (13)	Insurance brokerage platform	First lien senior secured revolving loan	8.48%	SOFR (M)	4.75%	11/2023	11/2029		0.4	0.4	0.4	(2)(9)
		First lien senior secured loan	8.47%	SOFR (M)	4.75%	11/2023	11/2029		10.9	10.9	10.9	(2)(9)
		First lien senior secured loan	8.72%	SOFR (M)	5.00%	06/2025	11/2029		1.3	1.3	1.3	(2)(9)
		Class A2 units				11/2023		115,928		2.3	2.6	(2)
										14.9	15.2
Patriot Growth Insurance Services, LLC (13)	National retail insurance agency	First lien senior secured loan	8.82%	SOFR (Q)	5.00%	10/2021	10/2028		15.5	15.4	15.5	(2)(9)
People Corporation (13)	Provider of group benefits, group retirement and human resources services	First lien senior secured revolving loan	7.82%	CORRA (Q)	5.25%	02/2021	02/2027		4.2	4.1	4.2	(2)(6)(9)
		First lien senior secured loan	7.60%	CORRA (Q)	5.25%	02/2021	02/2028		41.9	45.3	41.9	(2)(6)(9)
		First lien senior secured loan	7.50%	CORRA (Q)	5.25%	09/2021	02/2028		24.5	25.2	24.5	(2)(6)(9)
		First lien senior secured loan	7.50%	CORRA (Q)	5.25%	09/2023	02/2028		14.8	14.7	14.8	(2)(6)(9)
		First lien senior secured loan	7.58%	CORRA (Q)	5.00%	12/2024	02/2028		16.1	15.9	16.1	(2)(6)(9)
										105.2	101.5
SageSure Holdings, LLC and SageSure LLC (13)	Insurance service provider	First lien senior secured loan	8.58%	SOFR (M)	4.75%	08/2024	01/2030		51.7	51.7	51.7	(2)(9)
		First lien senior secured loan	8.58%	SOFR (M)	4.75%	01/2025	01/2030		49.5	49.5	49.5	(2)(9)
		First lien senior secured loan	8.47%	SOFR (M)	4.75%	12/2025	01/2030		12.3	12.3	12.3	(2)(9)
		Series A units				05/2025		710		70.0	94.1
										183.5	207.6
SelectQuote, Inc. and SQ ABS Issuer, LLC	Direct to consumer insurance distribution platform	First lien senior secured notes	9.65%			10/2024	10/2039		1.4	1.4	1.4	(2)
		First lien senior secured notes	7.80%			10/2024	10/2039		2.1	2.1	2.1	(2)
		First lien senior secured loan	10.32%	SOFR (M)	6.50%	10/2024	09/2027		9.0	8.5	9.0	(2)(9)
		Warrant to purchase shares of common stock				10/2024	10/2028	179,068		—	—	(2)
										12.0	12.5
SG Acquisition, Inc. (13)	Provider of insurance solutions for car sales	First lien senior secured loan	8.71%	SOFR (Q)	4.75%	04/2024	04/2030		13.6	13.6	13.6	(2)(9)
SIG Parent Holdings, LLC (13)	Independent insurance brokerage	First lien senior secured loan	8.47%	SOFR (M)	4.75%	08/2024	08/2031		19.1	19.1	19.1	(2)(9)

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Slaine Holdings LLC (13)	Holding company of insurance service providers	Senior subordinated loan	10.47%	SOFR (M)	6.75%	05/2025	05/2030		49.2	49.2	49.2	(2)(9)
THG Acquisition, LLC (13)	Multi-line insurance broker	First lien senior secured revolving loan	10.50%	Base Rate (Q)	3.75%	10/2024	10/2031		7.0	7.0	7.0	(2)(9)(12)
		First lien senior secured revolving loan	8.47%	SOFR (M)	4.75%	10/2024	10/2031		2.8	2.8	2.8	(2)(9)(12)
		First lien senior secured loan	8.47%	SOFR (M)	4.75%	10/2024	10/2031		23.6	23.6	23.6	(2)(9)
										33.4	33.4
Truist Insurance Holdings, LLC and McGriff Insurance Services, LLC (13)	Insurance brokerage firm	First lien senior secured loan	6.42%	SOFR (Q)	2.75%	03/2024	05/2031		0.1	0.1	0.1	(2)(16)
World Insurance Associates, LLC and World Associates Holdings, LLC (13)	Insurance service provider	First lien senior secured loan	8.67%	SOFR (Q)	5.00%	10/2023	04/2030		11.4	11.3	11.4	(2)(9)

										1,457.4	1,521.4		10.63%
Consumer Distribution and Retail
Balrog Acquisition, Inc., Balrog Topco, Inc. and Balrog Parent, L.P.	Manufacturer and distributor of specialty bakery ingredients	First lien senior secured loan	8.33%	SOFR (M)	4.50%	07/2023	09/2028		16.1	16.1	14.0	(2)(9)
		Second lien senior secured loan	10.83%	SOFR (M)	7.00%	09/2021	09/2029		29.5	29.5	26.0	(2)(9)
		Class A preferred units	8.00% PIK			09/2021	08/2051	5,484		7.7	7.2	(2)
		Series A preferred shares	11.00% PIK			09/2021	08/2051	21,921		35.3	30.0	(2)
										88.6	77.2
Bamboo Purchaser, Inc. (13)	Provider of nursery, garden, and greenhouse products	First lien senior secured loan	14.01% PIK	SOFR (Q)	10.00%	11/2025	12/2029		4.1	4.1	4.1	(2)(9)
		First lien senior secured loan				11/2025	12/2028		15.4	3.3	2.9	(2)(8)
										7.4	7.0
BGI Purchaser, Inc. (13)	Developer and manufacturer of customized natural and clean flavorings for the food & beverage end market	First lien senior secured revolving loan	7.57%	SOFR (Q)	3.75%	05/2024	05/2030		10.5	10.5	10.5	(2)(9)
		First lien senior secured loan	8.57%	SOFR (Q)	4.75%	05/2024	05/2031		10.5	10.5	10.5	(2)(9)
										21.0	21.0
Blazing Star Parent, LLC	Healthcare, pharmacy and retail provider	First lien senior secured loan	10.82%	SOFR (Q)	7.00%	08/2025	08/2030		100.1	100.1	98.6	(2)(9)
BR PJK Produce, LLC	Specialty produce distributor	First lien senior secured loan	10.39%	SOFR (Q)	6.25%	12/2023	11/2027		4.0	4.0	4.0	(2)(9)
		First lien senior secured loan	10.39%	SOFR (Q)	6.25%	09/2024	11/2027		0.7	0.7	0.7	(2)(9)
										4.7	4.7
Carrera Bidco Limited	Fuel and convenience retailer	Senior subordinated loan	7.34%	Euribor (S)	5.25%	11/2025	11/2032		137.0	135.4	134.3	(2)(6)
City Line Distributors LLC and City Line Investments LLC (13)	Specialty food distributor	First lien senior secured loan	10.11%	SOFR (Q)	6.00%	08/2023	08/2028		4.3	4.3	4.3	(2)(9)
		Class A units	8.00% PIK			08/2023		4,172,852		5.0	4.8	(2)

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
										9.3	9.1
DecoPac, Inc. and KCAKE Holdings Inc. (13)	Supplier of cake decorating solutions and products to in-store bakeries	First lien senior secured revolving loan	9.11%	SOFR (Q)	5.25%	05/2021	05/2030		5.6	5.6	5.6	(2)(9)
		First lien senior secured loan	9.09%	SOFR (Q)	5.25%	09/2024	05/2030		170.1	170.1	170.1	(2)(9)
		Common stock				05/2021		9,599		7.4	14.5	(2)
										183.1	190.2
Display Holding Company, Inc., Saldon Holdings, Inc. and Fastsigns Holdings Inc. (13)	Provider of visual communications solutions	First lien senior secured loan	9.07%	SOFR (M)	5.25%	03/2019	03/2028		15.2	15.2	15.2	(2)(9)
		First lien senior secured loan	9.07%	SOFR (M)	5.25%	08/2019	03/2028		0.1	0.1	0.1	(2)(9)
		First lien senior secured loan	9.07%	SOFR (M)	5.25%	06/2021	03/2028		0.1	0.1	0.1	(2)(9)
		First lien senior secured loan	9.07%	SOFR (M)	5.25%	01/2024	03/2028		8.0	8.0	8.0	(2)(9)
		First lien senior secured loan	9.07%	SOFR (M)	5.25%	11/2025	03/2028		15.3	15.3	15.3	(2)(9)
		Common units				03/2019		600		0.6	1.2	(2)
										39.3	39.9
FS Squared Holding Corp. and FS Squared, LLC (13)	Provider of on-site vending and micro market solutions	First lien senior secured revolving loan				12/2024	12/2030		—	—	—	(2)(11)
		First lien senior secured loan	8.47%	SOFR (M)	4.75%	12/2024	12/2030		46.6	46.6	46.6	(2)(9)
										46.6	46.6
GMF Parent, Inc. and GMF Group Holdings, LP (13)	Distributor of Mediterranean food and beverages	First lien senior secured loan	8.20%	SOFR (Q)	4.50%	12/2025	12/2032		40.5	40.5	40.3	(2)(9)
		Common units				12/2025		7,003		7.0	7.0	(2)
										47.5	47.3
GPM Investments, LLC and ARKO Corp.	Convenience store operator	Common stock				12/2020		2,088,478		19.8	9.5	(16)
Hills Distribution, Inc., Hills Intermediate FT Holdings, LLC and GMP Hills, LP (13)	Distributor of HVAC, plumbing, and water heater equipment, parts, supplies and fixtures	First lien senior secured revolving loan	7.75%	SOFR (M)	4.00%	11/2023	11/2029		4.3	4.3	4.3	(2)(9)
		First lien senior secured loan	9.20%	SOFR (Q)	5.50%	11/2023	11/2029		5.2	5.2	5.2	(2)(9)
		First lien senior secured loan	9.32%	SOFR (Q)	5.50%	12/2025	11/2029		3.3	3.3	3.3	(2)(9)
		Limited partnership interest				11/2023		5,441,000		5.9	7.8	(2)
										18.7	20.6
LJ Perimeter Buyer, Inc. and LJ Perimeter Co-Invest, L.P. (14)	Distributor of specialty foods	First lien senior secured loan	10.47%	SOFR (Q)	6.50%	10/2022	10/2028		39.0	39.0	36.3	(2)(9)
		Limited partnership interests				10/2022		9,683,991		9.7	4.4	(2)
										48.7	40.7
Marcone Yellowstone Buyer Inc. and Marcone Yellowstone Holdings, LLC	Distributor of OEM appliance aftermarket parts	First lien senior secured loan	7.88%	SOFR (Q)	3.75%	06/2021	06/2028		0.4	0.4	0.3	(2)(9)
		First lien senior secured loan	7.88%	SOFR (Q)	3.75%	12/2021	06/2028		0.2	0.2	0.2	(2)(9)
		Class A common units				06/2021		5,796		6.1	—	(2)
										6.7	0.5
Mavis Tire Express Services Topco Corp., Metis HoldCo, Inc., and Metis TopCo, LP (13)	Auto parts retailer	First lien senior secured revolving loan	7.03%	SOFR (Q)	3.25%	05/2021	05/2028		13.2	13.2	13.2	(2)(12)
See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		Series A preferred stock	7.00% PIK			05/2021		68,601		94.8	94.8	(2)
		Class A-1 units				05/2021		24,586		24.6	44.3	(2)
										132.6	152.3
Midco Holding, LLC and Nivel Topco, LLC (4)(13)	Manufacturer of aftermarket golf cart parts and accessories	First lien senior secured loan	11.36%	SOFR (S)	7.50%	11/2025	11/2029		10.7	10.7	10.7	(2)(9)
		Preferred units				11/2025		6,943,696		2.7	3.1	(2)
		Class A units				11/2025		5,341,305		—	—	(2)
										13.4	13.8
Monolith Brands Group, Inc.	E-commerce platform focused on consolidating DTC branded businesses	Series A-1 preferred stock				04/2022		701,255		15.5	—	(2)
Moon Valley Nursery of Arizona Retail, LLC, Moon Valley Nursery Farm Holdings, LLC, Moon Valley Nursery RE Holdings LLC, and Stonecourt IV Partners, LP	Operator of retail and wholesale tree and plant nurseries	Limited partnership interests				10/2021		21,939,152		20.8	15.2
Mountaineer Merger Corporation (13)	Discount retailer that specialized in apparel, housewares, accessories, and a selection of other products	First lien senior secured revolving loan	8.84%	SOFR (Q)	5.00%	10/2024	10/2027		5.3	5.2	5.1	(2)
Mr. Greens Intermediate, LLC, Florida Veg Investments LLC, MRG Texas, LLC and Restaurant Produce and Services Blocker, LLC (13)	Produce distribution platform	First lien senior secured revolving loan	9.65%	SOFR (Q)	5.75%	05/2023	05/2031		1.6	1.6	1.6	(2)(9)(12)
		First lien senior secured loan	9.71%	SOFR (Q)	5.75%	05/2023	05/2031		10.4	10.4	10.4	(2)(9)
		First lien senior secured loan	9.71%	SOFR (Q)	5.75%	06/2025	05/2031		2.4	2.4	2.4	(2)(9)
		Class B limited liability company interest				05/2023		3.64%		9.6	7.6	(2)
										24.0	22.0
Project Cardinal Acquisition, LLC (13)	Provider of outsourced foodservice to K-12 school districts	First lien senior secured loan	8.49%	SOFR (S)	4.50%	10/2025	10/2032		18.8	18.8	18.6	(2)(9)
Quirch Foods Holdings, LLC (13)	Specialty food distributor	First lien senior secured loan	10.34%	SOFR (S)	6.50%	11/2025	11/2030		114.7	114.7	113.6	(2)(9)
Reddy Ice LLC (13)	Packaged ice manufacturer and distributor	First lien senior secured revolving loan	9.25%	SOFR (M)	5.50%	04/2024	04/2029		10.7	10.4	10.7	(2)(9)(12)
		First lien senior secured revolving loan	11.25%	Base rate (Q)	4.50%	04/2024	04/2029		2.7	2.7	2.7	(2)(9)(12)
		First lien senior secured loan	9.44%	SOFR (Q)	5.50%	04/2024	04/2029		125.6	125.6	125.6	(2)(9)
										138.7	139.0
Royal Borrower, LLC and Royal Parent, LP (13)	Distributor of fresh produce and dairy products	First lien senior secured revolving loan				07/2024	07/2030		—	—	—	(2)(11)
		First lien senior secured loan	9.00%	SOFR (M)	5.25%	07/2024	07/2030		20.5	20.5	20.5	(2)(9)
		Class A preferred units	10.00% PIK			07/2024		2,255,000		2.6	2.1
										23.1	22.6
SCIH Salt Holdings Inc. (13)	Salt and packaged ice melt manufacturer and distributor	First lien senior secured revolving loan	5.26%	CORRA (Q)	3.00%	03/2020	11/2028		3.9	1.9	2.0	(2)(9)

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Shur-Co Acquisition, Inc. and Shur-Co Holdco, Inc.	Provider of tarp systems and accessories for trucks, trailers, carts, and specialty equipment used in the agriculture, construction and flatbed markets	First lien senior secured loan	9.22%	SOFR (M)	5.50%	06/2021	07/2030		31.1	31.1	31.1	(2)(9)
		First lien senior secured loan	9.22%	SOFR (M)	5.50%	06/2022	07/2030		0.5	0.5	0.5	(2)(9)
		First lien senior secured loan	9.22%	SOFR (M)	5.50%	03/2023	07/2030		6.0	6.0	6.0	(2)(9)
		First lien senior secured loan	9.22%	SOFR (M)	5.50%	05/2024	07/2030		12.6	12.6	12.6	(2)(9)
		First lien senior secured loan	9.22%	SOFR (M)	5.50%	08/2024	07/2030		5.4	5.4	5.4	(2)(9)
		Common stock				06/2021		75,990		7.6	17.4	(2)
										63.2	73.0
US Salt Investors, LLC and Emerald Lake Pearl Acquisition-A, L.P. (13)	Producer and packager of compressed, household, and packaged salt	First lien senior secured loan	9.07%	SOFR (Q)	5.25%	07/2021	07/2028		23.7	23.7	23.7	(2)(9)
		Limited partner interests				07/2021		0.42%		0.8	2.9	(2)
										24.5	26.6
VRS Buyer, Inc. (13)	Provider of on-site mobile and rail re-fueling solutions	First lien senior secured loan	7.24%	SOFR (Q)	3.50%	10/2025	10/2032		66.2	66.2	66.2	(2)
Worldwide Produce Acquisition, LLC and REP WWP Coinvest IV, L.P. (13)(14)	Fresh and specialty food distributor	First lien senior secured revolving loan	10.61%	SOFR (Q)	6.75%	02/2023	01/2029		0.3	0.3	0.2	(2)(9)(12)
		First lien senior secured loan	11.59%	SOFR (Q)	7.75%	02/2023	01/2029		8.4	8.4	7.3	(2)(9)
		Common units				01/2023		1,673,000		1.7	—
										10.4	7.5

										1,449.9	1,424.7		9.95%
Capital Goods
AeriTek Global US Acquisition Inc., AeriTek Global Holdings LLC, and Minus Forty QBD Corp. (13)	Manufacturer of commercial refrigeration and foodservice equipment	First lien senior secured revolving loan	10.34%	SOFR (Q)	6.50%	08/2025	08/2030		1.5	1.5	1.5	(2)(6)(9)
		First lien senior secured loan	10.32%	SOFR (Q)	6.50%	08/2025	08/2030		35.1	35.1	34.6	(2)(6)(9)
										36.6	36.1
AI Aqua Merger Sub, Inc.	End to end provider of water solutions to a wide range of customer bases	First lien senior secured loan	6.86%	SOFR (Q)	3.00%	12/2024	07/2028		1.0	1.0	1.0	(2)(9)(16)
Airx Climate Solutions, Inc. (13)	Provider of commercial HVAC equipment and services	First lien senior secured loan	9.57%	SOFR (Q)	5.75%	11/2023	11/2029		9.7	9.7	9.7	(2)(9)
		First lien senior secured loan	8.82%	SOFR (Q)	5.00%	07/2024	11/2029		9.6	9.6	9.5	(2)(9)
										19.3	19.2
Align Precision Group, LLC and Align Precision Topco, L.P. (4)(13)	Manufacturer of precision machined components for defense and high-tech industrial platforms	First lien senior secured loan	10.71% PIK	SOFR (Q)	6.75%	07/2025	07/2030		14.3	14.3	14.3	(2)(9)
		Class A-2 Units				07/2025		6,310		—	0.3	(2)
										14.3	14.6

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Allclear Commercial Inc., Allclear Military Inc., Allclear Space Inc., and Allclear Group LLC (13)	Provider of military aircraft aftermarket parts and distribution, repair and logistics services	First lien senior secured loan	9.17%	SOFR (Q)	5.50%	05/2025	05/2030		2.8	1.9	2.8	(2)(9)
		First lien senior secured loan	10.27% (2.00% PIK)	SOFR (M)	6.50%	05/2025	05/2030		0.5	0.1	0.2	(2)(9)
		First lien senior secured loan	11.07% (6.00% PIK)	SOFR (M)	7.00%	05/2025	05/2030		1.7	0.5	0.6	(2)(9)
		First lien senior secured loan	9.32%	SOFR (Q)	5.50%	06/2025	05/2030		0.3	0.3	0.3	(2)(9)
		Membership Interest				05/2025		4,015		—	—	(2)
										2.8	3.9
Arrowhead Holdco Company and Arrowhead GS Holdings, Inc.	Distributor of non-discretionary, mission-critical aftermarket replacement parts	First lien senior secured loan	6.34%	SOFR (Q)	2.50%	08/2021	08/2028		0.1	0.1	0.1	(2)(9)
		Common stock				08/2021		5,054		5.1	—	(2)
										5.2	0.1
BGIF IV Fearless Utility Services, Inc. (13)	Maintenance and installation service provider for electric transmission and distribution infrastructure	First lien senior secured revolving loan				06/2024	06/2030		—	—	—	(2)(11)
		First lien senior secured loan	8.73%	SOFR (M)	5.00%	06/2024	06/2031		45.1	45.1	45.1	(2)(9)
										45.1	45.1
Burgess Point Purchaser Corporation	Remanufacturer of mission-critical and non-discretionary aftermarket vehicle, industrial, energy storage, and solar replacement parts	First lien senior secured loan	9.19%	SOFR (Q)	5.25%	07/2022	07/2029		21.6	20.8	18.3	(2)(9)(16)
CPIG Holdco Inc.	Distributor of engineered fluid power and complex machined solutions	First lien senior secured loan	11.09%	SOFR (Q)	7.00%	04/2023	04/2028		14.4	14.4	14.4	(2)(9)
DFS Holding Company, Inc.	Distributor of maintenance, repair, and operations parts, supplies, and equipment to the foodservice industry	First lien senior secured loan	11.17% (5.00% PIK)	SOFR (Q)	7.50%	01/2023	01/2029		2.1	2.1	2.0	(2)(9)
Dynamic NC Aerospace Holdings, LLC and Dynamic NC Investment Holdings, LP (13)	Provider of aerospace technology and equipment	First lien senior secured revolving loan	10.63%	SOFR (Q)	6.50%	12/2020	12/2027		3.2	3.2	3.2	(2)(9)
		First lien senior secured loan	10.63%	SOFR (Q)	6.50%	12/2020	12/2027		25.4	25.4	25.4	(2)(9)
		Common units				12/2020		9,773,000		9.8	15.9
										38.4	44.5
EIS Legacy Holdco, LLC (13)	Distributor of electric applicator components	First lien senior secured loan	8.38%	SOFR (Q)	4.50%	11/2024	11/2031		9.5	9.5	9.5	(2)(9)
ELM DebtCo, LLC (13)	Provider of underground utility locating services with a focus on the natural gas and electric end markets	First lien senior secured loan	8.42%	SOFR (Q)	4.75%	11/2025	11/2031		5.3	5.2	5.2	(2)(9)
Endurance PT Technology Buyer Corporation and Endurance PT Technology Holdings LLC (13)	Manufacturer of industrial chain and complementary power transmission products for industrial applications	First lien senior secured revolving loan	10.17%	SOFR (Q)	6.50%	10/2025	10/2031		2.0	2.0	2.0	(2)(9)
		First lien senior secured loan	10.17%	SOFR (Q)	6.50%	10/2025	10/2031		56.1	56.1	55.8	(2)(9)

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		Preferred equity	8.00% PIK			10/2025		8,163		8.2	8.2	(2)
		Common units				10/2025		9,070		0.9	0.9	(2)
										67.2	66.9
ESCP PPG Holdings, LLC (4)	Distributor of new equipment and aftermarket parts to the heavy-duty truck industry	Class A-1 units				08/2022		96,897		2.3	0.9	(2)
		Class A-2 units				12/2016		3,500		3.5	—	(2)
										5.8	0.9
Generator US Buyer, Inc. and Total Power Limited (13)	Provider of generator-based power solutions	First lien senior secured loan	6.76%	CORRA (Q)	4.50%	07/2024	07/2030		5.7	5.7	5.7	(2)(6)(9)
		First lien senior secured loan	8.17%	SOFR (Q)	4.50%	10/2024	07/2030		1.3	1.3	1.3	(2)(6)(9)
										7.0	7.0
Ground Penetrating Radar Systems, LLC and RC VI Buckeye Holdings LLC (13)	Provider of underground utility locating and concrete scanning	First lien senior secured revolving loan	8.23%	SOFR (Q)	4.50%	01/2025	01/2032		0.5	0.5	0.5	(2)(9)
		Member Units				01/2025		20,000,000		20.0	22.7	(2)
										20.5	23.2
GSV Purchaser, Inc. (13)	Provider of maintenance, repair, and sales services for commercial emergency power backup generators	First lien senior secured loan	8.28%	SOFR (M)	4.50%	08/2024	08/2031		0.1	0.1	0.1	(2)(9)
Harvey Tool Company, LLC (13)	Manufacturer of cutting tools used in the metalworking industry	First lien senior secured loan	8.47%	SOFR (M)	4.75%	10/2021	08/2032		52.9	52.9	52.7	(2)(9)
		First lien senior secured loan	6.90%	Euribor (M)	5.00%	08/2025	08/2032		8.4	8.3	8.3	(2)(9)
										61.2	61.0
Helix Acquisition Holdings, Inc.	Manufacturer of springs, fasteners and custom components	First lien senior secured loan	10.82%	SOFR (M)	7.00%	03/2023	03/2030		11.9	11.9	11.9	(2)(9)
Horizon Avionics Buyer, LLC and Horizon CTS Buyer, LLC (13)	Manufacturer of mission critical, IP-driven avionics products and provider of an integrated suite of pilot training solutions	First lien senior secured revolving loan	10.25%	Base Rate (S)	3.50%	03/2025	03/2032		1.3	1.3	1.3	(2)(9)(12)
		First lien senior secured revolving loan	8.17%	SOFR (Q)	4.50%	03/2025	03/2032		2.3	2.3	2.3	(2)(9)(12)
		First lien senior secured loan	8.42%	SOFR (Q)	4.75%	03/2025	03/2032		13.1	13.1	13.1	(2)(9)
		First lien senior secured loan	8.42%	SOFR (Q)	4.75%	10/2025	03/2032		33.7	33.7	33.7	(2)(9)
										50.4	50.4
HPCC Parent, Inc. and Patriot Container Corp. (13)	Manufacturer of waste handling and recycling equipment	First lien senior secured loan	13.00% (7.00% PIK)			09/2024	09/2030		84.5	84.5	84.5	(2)
		Common stock				09/2024		459,208		4.4	4.6	(2)
										88.9	89.1
Imaging Business Machines, L.L.C. and Scanner Holdings Corporation (5)	Provider of high-speed intelligent document scanning hardware and software	Senior subordinated loan	14.00% (7.00% PIK)			01/2017	12/2028		19.8	19.6	19.8	(2)
		Class A common stock				01/2017		48,544		14.8	79.5
										34.4	99.3
JSG II, Inc. and Checkers USA, Inc. (13)	Manufacturer and supplier of non-PPE safety solutions for compliance-driven end markets	First lien senior secured loan	8.23%	SOFR (M)	4.50%	09/2025	09/2032		58.0	57.8	57.8	(2)(9)

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Kene Acquisition, Inc. and Kene Holdings, L.P. (13)	National utility services firm providing engineering and consulting services to natural gas, electric power and other energy and industrial end markets	Class A units				08/2019		4,549,000		0.5	8.0	(2)
LTG Acquisition, Inc.	Designer and manufacturer of display, lighting and passenger communication systems for mass transportation markets	Class A membership units				01/2017		5,000		5.1	—
NCWS Holdings LP	Manufacturer and supplier of car wash equipment, parts and supplies to the conveyorized car wash market	Class A-2 common units				12/2020		12,296,000		12.9	2.3	(2)
OPH NEP Investment, LLC (4)	Provider of energy services for multi-family property owners, developers, and managers	Senior subordinated loan	10.00% (7.00% PIK)			05/2024	05/2032		32.6	31.3	31.9	(2)
		Senior subordinated loan	10.00% (7.00% PIK)			03/2025	05/2032		4.4	4.1	4.3	(2)
		Class B common units				05/2024		8		1.9	2.5
										37.3	38.7
Osmose Utilities Services, Inc. and Pine Intermediate Holding LLC	Provider of structural integrity management services to transmission and distribution infrastructure	Second lien senior secured loan	10.58%	SOFR (M)	6.75%	06/2021	06/2029		55.3	55.3	54.1	(2)(9)
Paris US Holdco, Inc. & 1001028292 Ontario Inc. (13)	Manufacturer of high-tolerance precision machined components and assemblies for the aerospace and defense industry	First lien senior secured revolving loan	8.47%	SOFR (M)	4.75%	12/2024	12/2031		0.3	0.3	0.3	(2)(6)(9)
		First lien senior secured loan	8.47%	SOFR (M)	4.75%	12/2024	12/2031		0.1	0.1	0.1	(2)(6)(9)
										0.4	0.4
Pave America Holding, LLC (13)	Provider of high-quality asphalt and concrete services for commercial properties	First lien senior secured revolving loan	8.42%	SOFR (Q)	4.75%	08/2025	08/2032		2.0	2.0	2.0	(2)(9)
		First lien senior secured loan	8.94% (2.88% PIK)	SOFR (Q)	5.25%	08/2025	08/2032		24.9	24.9	24.7	(2)(9)
										26.9	26.7
Pike Corporation (13)	Provider of a full suite of outsourced construction, repair and engineering services	First lien senior secured loan	8.20%	SOFR (Q)	4.50%	12/2025	12/2032		212.2	212.2	211.1	(2)(9)
PumpTech, LLC and Impel CV-B, LP (13)(14)	Provider of flow control equipment and related services including pumping products and process solutions for water, wastewater, and industrial applications	First lien senior secured revolving loan	8.47%	SOFR (M)	4.75%	01/2025	01/2031		0.4	0.4	0.3	(2)(9)
		First lien senior secured revolving loan	10.50%	Base Rate (Q)	3.75%	01/2025	01/2031		0.4	0.4	0.3	(2)(9)
		First lien senior secured loan	8.47%	SOFR (M)	4.75%	01/2025	01/2031		14.0	14.0	13.9	(2)(9)

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		Limited partnership interest				03/2025		752,822		0.8	0.7	(2)
										15.6	15.2
Qnnect, LLC and Connector TopCo, LP	Manufacturer of highly engineered hermetic packaging products	Limited partnership interests				11/2022		992,500		9.9	19.0	(2)
Radius Aerospace, Inc. and Radius Aerospace Europe Limited (13)	Metal fabricator in the aerospace industry	First lien senior secured revolving loan	10.12% (0.25% PIK)	SOFR (Q)	6.00%	03/2019	03/2027		1.3	1.3	1.3	(2)(6)(9)
		First lien senior secured revolving loan	9.72% (0.25% PIK)	SONIA (M)	6.00%	11/2019	03/2027		2.1	2.0	2.1	(2)(6)(9)
		First lien senior secured loan	9.82% (0.25% PIK)	SOFR (Q)	6.00%	06/2024	03/2027		9.9	9.9	9.9	(2)(6)(9)
										13.2	13.3
Radwell Parent, LLC (13)	Distributor of maintenance, repair, and operations parts	First lien senior secured revolving loan	9.17%	SOFR (Q)	5.50%	12/2022	04/2029		0.7	0.7	0.7	(2)(9)
		First lien senior secured loan	9.17%	SOFR (Q)	5.50%	12/2022	04/2029		0.1	0.1	0.1	(2)(9)
		First lien senior secured loan	9.17%	SOFR (Q)	5.50%	11/2024	04/2029		1.6	1.6	1.6	(2)(9)
										2.4	2.4
Sunk Rock Foundry Partners LP, Hatteras Electrical Manufacturing Holding Company and Sigma Electric Manufacturing Corporation (13)	Manufacturer of metal castings, precision machined components and sub-assemblies in the electrical products, power transmission and distribution and general industrial markets	First lien senior secured revolving loan	9.47%	SOFR (M)	5.75%	10/2017	12/2027		6.0	6.0	6.0	(2)(9)(12)
		First lien senior secured loan	9.57%	SOFR (M)	5.75%	04/2024	12/2027		3.7	3.7	3.7	(2)(9)
		First lien senior secured loan	9.57%	SOFR (M)	5.75%	03/2025	12/2027		15.0	15.0	15.0	(2)(9)
										24.7	24.7
Sunvair Aerospace Group, Inc. and GB Helios Holdings, L.P. (13)	Provider of aircraft component maintenance, repair, and overhaul services	First lien senior secured loan	8.67%	SOFR (Q)	5.00%	05/2024	05/2031		38.6	38.6	38.6	(2)(9)
		Series A common units				05/2024		1,042		1.0	1.8	(2)
										39.6	40.4
Titan BW Borrower L.P. (13)	Provider of aftermarket and OEM solutions to the commercial and military aerospace industry	First lien senior secured loan	9.25% (2.88% PIK)	SOFR (Q)	5.38%	07/2025	07/2032		63.1	62.9	62.5	(2)(9)
Two Six Labs, LLC (13)	Provider of information operations, cyber, and data analytics products and services for government and defense contracts	First lien senior secured loan	9.67%	SOFR (Q)	6.00%	10/2023	08/2027		8.5	8.5	8.5	(2)(9)
		First lien senior secured loan	8.92%	SOFR (Q)	5.25%	04/2024	08/2027		26.2	26.2	26.2	(2)(9)
		First lien senior secured loan	8.92%	SOFR (Q)	5.25%	10/2025	08/2027		5.2	5.2	5.2	(2)(9)
										39.9	39.9
Werner Finco LP	Provider of safety access and secure storage products across access equipment, ladders, and truck & van solutions.	First lien senior secured loan	9.21%	SOFR (Q)	5.50%	06/2025	06/2031		109.7	109.7	109.7	(2)(9)

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets

										1,288.4	1,349.9		9.43%
Sports, Media and Entertainment
22 HoldCo Limited	Sports and entertainment platform	Senior subordinated loan	11.47% PIK	SONIA (S)	7.50%	08/2023	08/2033		69.1	65.5	69.1	(2)(6)(9)
3 Step Sports LLC (13)	Provider of integrated youth sports solutions	First lien senior secured loan	10.17%	SOFR (Q)	6.50%	10/2023	10/2029		12.5	12.5	12.5	(2)(9)
		First lien senior secured loan	10.19%	SOFR (Q)	6.50%	12/2025	10/2029		2.9	2.9	2.9	(2)(9)
										15.4	15.4
Aventine Intermediate LLC & Aventine Holdings II LLC	Media and production company	First lien senior secured loan	9.77% (3.50% PIK)	SOFR (Q)	6.00%	12/2021	06/2029		6.3	6.3	5.8	(2)(9)
		Second lien senior secured loan	10.25% PIK			12/2021	12/2030		53.1	53.1	40.9	(2)
										59.4	46.7
Axiomatic, LLC	Premiere e-sports and video game investment platform	Class A-1 units				05/2022		500,000		4.7	5.9
Bad Vibes Forever, LLC and Bad Vibes Forever Publishing, LLC	The estate and entity that owns the music copyright of the artist XXXTentacion	First lien senior secured loan	9.10%	SOFR (S)	5.50%	06/2025	06/2032		20.4	20.4	20.4	(2)(9)
CFC Funding LLC	SME-related SPV	Loan instrument units	9.75% PIK			07/2023		16,680		20.2	20.2	(6)
CMW Parent LLC (fka Black Arrow, Inc.)	Multiplatform media firm	Series A units				09/2015		32		—	—
Dundee Eros, LP	Catalog of premier music intellectual property	Limited partnership interest				11/2024		4,803,441		4.8	4.5	(2)
Eagle Football Holdings BidCo Limited and Eagle Football Holdings Limited (13)	Multi-club sports platform	Senior subordinated loan	20.00% PIK			12/2022	12/2028		1.4	1.4	1.4	(2)(6)
		Senior subordinated loan	20.00% PIK			10/2025	12/2026		1.6	1.3	1.4	(2)(6)
		Senior subordinated loan				12/2022	12/2028		60.7	58.1	19.2	(2)(6)(8)
		Senior subordinated loan				07/2025	01/2027		7.4	6.7	2.3	(2)(6)(8)
		Ordinary shares				09/2023		494		4.4	—	(2)(6)
		Warrant to purchase shares of ordinary shares				12/2022	11/2028	180		—	—	(2)(6)
		Warrant to purchase shares of ordinary shares				12/2022	11/2028	199		—	—	(2)(6)
										71.9	24.3
FEH Group, LLC.	Professional sports team and entertainment complex	Class A common interest				12/2024		26		180.5	213.4
		Class A common interest				12/2024		26		5.3	6.2
		Class A common interest				12/2024		26		1.3	1.5
										187.1	221.1
Fever Labs, Inc. (13)	Technology led marketing and ticketing platform for live events	First lien senior secured revolving loan	11.00%			08/2024	11/2028		9.3	9.3	9.3	(2)
		First lien senior secured loan	11.00%			05/2024	11/2028		16.9	16.0	16.9	(2)
		First lien senior secured loan	10.50%			12/2025	11/2028		1.9	1.9	1.9	(2)

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		Series B redeemable preferred stock	13.50% PIK			06/2025		8,824		9.5	9.5	(2)
		Series E-5 convertible shares				08/2024		217,907		0.9	1.1	(2)
		Warrant to purchase shares of common stock				06/2025	06/2035	177,076		—	—	(2)
										37.6	38.7
Global Music Rights, LLC (13)	Music right management company	First lien senior secured loan	8.17%	SOFR (Q)	4.50%	12/2024	12/2031		112.9	112.9	112.9	(2)(9)
GSM Rights Fund II LP (14)	Private investment firm specializing in music rights and IP assets	Class B Interest				03/2025	03/2031	2,242,422		2.2	2.3	(6)
League One Volleyball Clubs, LLC and League One Volleyball, Inc.	Operator of youth volleyball clubs	Series B preferred stock				07/2023		194		—	—	(2)
		Series C preferred stock				09/2024		67		—	—	(2)
		Warrant to purchase shares of common stock				01/2025	01/2030	8		—	—	(2)
										—	—
Legends Hospitality Holding Company, LLC, ASM Buyer, Inc., Legends ASM Holdco I, LLC, and Stadium Coinvest (B)-III, L.P. (13)	Hospitality platform provider of premium experiential services	First lien senior secured revolving loan	8.73%	SOFR (M)	5.00%	08/2024	08/2030		3.6	3.6	3.6	(2)(9)(12)
		First lien senior secured loan	8.73%	SOFR (M)	5.00%	08/2024	08/2031		2.7	2.7	2.7	(2)(9)
		First lien senior secured loan	9.23% (2.75% PIK)	SOFR (M)	5.50%	08/2024	08/2031		58.3	58.3	58.3	(2)(9)
		Limited partnership interest				02/2025		6,555,000		6.7	7.6	(2)
										71.3	72.2
LiveBarn Inc.	Provider of live and on demand broadcasting of amateur and youth sporting events	Middle preferred shares				08/2023		4,902,988		17.3	25.9	(2)(6)
Mari Events Midco LLC and AE EventsCo Holdings LLC (13)	Sports and entertainment company	First lien senior secured loan	7.75%	SOFR (Q)	4.00%	10/2025	10/2032		5.3	5.3	5.2	(2)(9)
		Common units				10/2025		703		7.0	7.0	(2)
		Common units				10/2025		667		6.7	6.7
										19.0	18.9
Mari Miami II LLC and South Florida Tennis, LLC	Professional sporting event	First lien senior secured loan	8.67% PIK	SOFR (Q)	5.00%	10/2025	10/2032		5.8	5.8	5.8	(2)(9)
		Common units				10/2025		26		2.3	2.3
										8.1	8.1
Miami Beckham United LLC	American professional soccer club	Class A preferred units	9.50% PIK			09/2021		85,000		124.9	124.9
		Class B preferred units	9.50% PIK			06/2023		42,500		53.7	53.7
										178.6	178.6
Production Resource Group, L.L.C. and PRG III, LLC (4)	Provider of rental equipment, labor, production management, scenery, and other products to various entertainment end-markets	First lien senior secured loan	11.58% PIK	SOFR (Q)	7.50%	07/2020	10/2030		65.1	64.8	65.1	(2)(9)

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured loan	11.51% PIK	SOFR (Q)	7.50%	10/2025	10/2030		2.6	2.6	2.4	(2)(9)
		Membership interest				10/2025		151,988		13.4	13.1	(2)
										80.8	80.6
Professional Fighters League, LLC and PFL MMA, Inc.	Mixed martial arts league	First lien senior secured loan	14.00% PIK			01/2021	01/2026		25.5	25.5	25.5	(2)
		Second lien senior secured loan	16.00% PIK			11/2022	01/2026		0.3	0.2	0.2	(2)
		Series E preferred stock				04/2022		219,035		0.7	—	(2)
		Warrant to purchase shares of common stock				01/2021	01/2027	3,223,122		1.7	—	(2)
		Warrant to purchase shares of common stock				11/2022	11/2029	68,787		0.2	—	(2)
										28.3	25.7
Propagate Content LLC (14)	Developer, producer and distributor of programming content and artist and talent management company	Preferred equity	8.00% PIK			10/2025		3		3.5	3.5
Sandlot Action Sports, LLC	Youth sports platform	Common units				05/2024		3,384		—	—
Shout! Factory, LLC (13)	Multi-platform media company specialized in film and TV distribution, development and production	First lien senior secured revolving loan	8.93%	SOFR (Q)	5.25%	07/2025	06/2031		0.3	0.3	0.3	(2)(9)
		First lien senior secured loan	8.92%	SOFR (Q)	5.25%	07/2025	06/2031		18.2	18.2	17.9	(2)(9)
										18.5	18.2
South Florida Motorsports, LLC	Professional sporting event	Class A common interest				12/2024		26		5.5	8.4
Storm Investment S.a.r.l. and Atletico Holdco, S.L.	Spanish soccer club	First lien senior secured loan	3.75%			06/2021	06/2029		72.4	73.6	72.4	(2)(6)
		Class A redeemable shares				06/2021		3,297,791		1.6	7.4	(2)(6)
		Class B redeemable shares				06/2021		3,297,791		1.6	7.4	(2)(6)
		Class C redeemable shares				06/2021		3,297,791		1.6	7.4	(2)(6)
		Class D redeemable shares				06/2021		3,297,791		1.6	7.4	(2)(6)
		Class E redeemable shares				06/2021		3,297,791		1.6	7.4	(2)(6)
		Class F redeemable shares				06/2021		3,297,791		1.6	7.4	(2)(6)
		Class G redeemable shares				06/2021		3,297,791		1.6	7.4	(2)(6)
		Class H redeemable shares				06/2021		3,297,791		1.6	7.4	(2)(6)
		Class I redeemable shares				06/2021		3,297,791		1.6	7.4	(2)(6)
		Ordinary shares				06/2021		3,958		—	0.7	(2)(6)
										88.0	139.7
The Teaching Company Holdings, Inc.	Education publications provider	Preferred stock				09/2006		10,663		1.1	2.1	(2)

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		Common stock				09/2006		15,393		—	—	(2)
										1.1	2.1
WRE Sports Investments LLC	Professional sports club	First lien senior secured loan	11.00% (5.50% PIK)			07/2024	07/2031		28.2	28.2	28.2	(2)

										1,150.3	1,191.6		8.32%
Investment Funds and Vehicles
ACAS Equity Holdings Corporation (5)	Investment company	Common stock				01/2017		589		0.4	0.4	(6)
Constellation Wealth Capital Fund, L.P. (14)	Specialist alternative asset management platform	Limited partner interests				01/2024		4,504,728		4.1	4.5	(6)(16)
CREST Exeter Street Solar 2004-1	Investment vehicle	Preferred shares				01/2017	06/2039	3,500,000		—	—	(6)
CWC Fund I Co-Invest (ALTI) LP	Global wealth and alternatives manager	Limited partnership interest				03/2024		6,224,000		6.3	7.4	(2)(6)
European Capital UK SME Debt LP (4)	Investment partnership	Limited partnership interest				01/2017		44.73%		—	0.2	(6)
HCI Equity, LLC (5)	Investment company	Member interest				04/2010		100.00%		—	—	(6)(16)
Linden Structured Capital Fund II-A LP (14)	Investment partnership	Limited partnership interest				07/2024		1,652,335		1.4	2.0	(2)(6)(16)
Partnership Capital Growth Investors III, L.P. (4)	Investment partnership	Limited partnership interest				10/2011		11.50%		0.7	2.6	(2)(6)(16)
PCG-Ares Sidecar Investment, L.P. (4)	Investment partnership	Limited partnership interest				05/2014		99.80%		4.5	0.5	(6)(16)
PCG-TAC-CV, LP (5)	Investment partnership	Limited partnership interest				01/2025		99.80%		—	6.8	(2)(6)(16)
Piper Jaffray Merchant Banking Fund I, L.P.	Investment partnership	Limited partnership interest				08/2012		2.02%		0.1	0.6	(6)(16)
Senior Direct Lending Program, LLC (5)(15)	Co-investment vehicle	Subordinated certificates	11.65%	SOFR (Q)	8.00%	07/2016	12/2036		1,117.0	1,103.3	1,117.0	(6)(10)
	Membership interest							87.50%		—	—	(6)
										1,103.3	1,117.0

										1,120.8	1,142.0		7.98%
Pharmaceuticals, Biotechnology and Life Sciences
Abzena Holdings, Inc. and Astro Group Holdings Ltd.	Organization providing discovery, development and manufacturing services to the pharmaceutical and biotechnology industries	A ordinary shares				05/2021		2,476,744		5.7	4.6	(2)(6)
Alcami Corporation and ACM Note Holdings, LLC (13)	Outsourced drug development services provider	First lien senior secured revolving loan	10.83%	SOFR (M)	7.00%	12/2022	12/2028		0.4	0.4	0.4	(2)(9)
		First lien senior secured loan	10.96%	SOFR (Q)	7.00%	12/2022	12/2028		9.9	9.9	9.9	(2)(9)
		Senior subordinated loan	12.00% PIK			12/2022	06/2029		26.0	26.0	26.0	(2)
										36.3	36.3
Artemis BidCo 2 LLC (13)	Developer and manufacturer of in vitro diagnostic immunoassays	First lien senior secured loan	8.67%	SOFR (Q)	5.00%	10/2025	10/2031		38.1	38.1	37.7	(2)(9)
See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Bamboo US BidCo LLC (13)	Biopharmaceutical company	First lien senior secured revolving loan				09/2023	10/2029		—	—	—	(2)(11)
		First lien senior secured loan	8.84%	SOFR (Q)	5.00%	09/2023	09/2030		34.1	34.1	34.1	(2)(9)
		First lien senior secured loan	8.79%	SOFR (Q)	5.00%	11/2024	09/2030		6.0	6.0	6.0	(2)(9)
		First lien senior secured loan	8.98%	SOFR (M)	5.25%	11/2024	09/2030		0.7	0.7	0.7	(2)(9)
										40.8	40.8
Cobalt Buyer Sub, Inc., Cobalt Holdings I, LP, and Cobalt Intermediate I, Inc. (13)	Provider of biological products to life science and pharmaceutical companies	First lien senior secured revolving loan	9.59%	SOFR (Q)	5.75%	10/2021	10/2027		4.5	4.5	4.2	(2)(9)
		First lien senior secured loan	9.57%	SOFR (Q)	5.75%	10/2021	10/2028		30.8	30.8	29.3	(2)(9)
		First lien senior secured loan	9.57%	SOFR (Q)	5.75%	06/2023	10/2028		11.3	11.3	10.7	(2)(9)
		First lien senior secured loan	9.57%	SOFR (Q)	5.75%	08/2024	10/2028		6.9	6.9	6.5	(2)(9)
		Preferred units	8.00% PIK			10/2021	10/2051	3,020		4.2	1.2	(2)
		Series A preferred shares	13.75% PIK			10/2021		60,236		107.9	104.6	(2)
		Class A common units				10/2021		30,500		—	—	(2)
										165.6	156.5
CoreRx, Inc.	Small molecule contract development and manufacturing provider	First lien senior secured loan	10.92%	SOFR (Q)	7.25%	12/2025	12/2030		9.9	9.9	9.7	(2)(9)
Creek Parent, Inc. and Creek Feeder, L.P. (13)	Provider of delivery technologies, development, drug manufacturing, biologics, gene therapies and consumer health products	First lien senior secured revolving loan				12/2024	12/2031		—	—	—	(2)(11)
		First lien senior secured loan	8.73%	SOFR (M)	5.00%	12/2024	12/2031		207.1	207.1	207.1	(2)(9)
		Limited partnership interest				12/2024		6,891,000		6.9	10.1	(2)
										214.0	217.2
Gula Buyer Inc. and Gula Co-Invest II, L.P.	Distributor and manufacturer of veterinarian-grade pet prescription medications and health products	First lien senior secured loan	8.27%	SOFR (M)	4.50%	10/2024	10/2031		49.8	49.8	49.8	(2)(9)
		Common units				03/2025		434		0.5	0.6	(2)
										50.3	50.4
Moderna, Inc. (13)	Biotechnology company	First lien senior secured loan	9.17%	SOFR (M)	5.50%	11/2025	11/2030		119.6	119.6	117.8	(2)(6)(9)
NMC Skincare Intermediate Holdings II, LLC (13)	Developer, manufacturer and marketer of skincare products	First lien senior secured revolving loan	10.43%	SOFR (Q)	6.50%	10/2018	10/2028		1.9	1.9	1.7	(2)(9)
		First lien senior secured revolving loan	10.44%	SOFR (Q)	6.50%	05/2022	10/2028		0.2	0.2	0.2	(2)(9)
		First lien senior secured loan	10.63% (1.50% PIK)	SOFR (Q)	6.50%	10/2018	10/2028		28.8	28.8	26.8	(2)(9)
		First lien senior secured loan	10.63% (1.50% PIK)	SOFR (Q)	6.50%	05/2022	10/2028		4.2	4.2	3.9	(2)(9)
										35.1	32.6

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
North American Science Associates, LLC, Cardinal Purchaser LLC and Cardinal Topco Holdings, L.P.	Contract research organization providing research and development and testing of medical devices	First lien senior secured revolving loan	8.37%	SOFR (Q)	4.50%	09/2021	03/2027		2.5	2.5	2.5	(2)(9)
		First lien senior secured loan	9.85%	SOFR (Q)	6.00%	09/2020	09/2027		46.1	46.1	46.1	(2)(9)
		First lien senior secured loan	9.85%	SOFR (Q)	6.00%	12/2020	09/2027		0.1	0.1	0.1	(2)(9)
		First lien senior secured loan	9.85%	SOFR (Q)	6.00%	02/2021	09/2027		2.5	2.5	2.5	(2)(9)
		First lien senior secured loan	9.85%	SOFR (Q)	6.00%	09/2021	09/2027		9.2	9.2	9.2	(2)(9)
		Senior subordinated loan	11.00% PIK			03/2023	03/2027		1.8	1.8	1.8	(2)
		Class A preferred units	8.00% PIK			09/2020		13,528		20.5	26.8	(2)
										82.7	89.0
Verista, Inc. (13)	Provides systems consulting for compliance, automation, validation, and packaging solutions to the healthcare sector	First lien senior secured loan	10.85% (1.00% PIK)	SOFR (M)	7.00%	05/2022	02/2027		0.8	0.8	0.7	(2)(9)
WCI-BXC Purchaser, LLC and WCI-BXC Investment Holdings, L.P.	Manufacturer of monoclonal antibodies	Limited partnership interest				11/2023		1,529,000		1.5	1.6	(2)

										800.4	794.9		5.55%
Materials
Adonis Acquisition Holdings LLC and Adonis Acquisition Holdings Parent LLC (5)(13)	Producer and filler of aluminum beverage cans	First lien senior secured loan	9.30% PIK	SOFR (Q)	5.50%	02/2025	02/2030		15.9	15.9	15.9	(2)(9)
		First lien senior secured loan	9.27% PIK	SOFR (Q)	5.50%	11/2025	02/2030		0.9	0.9	0.9	(2)(9)
		Common units				02/2025		268,223		17.6	7.6	(2)
										34.4	24.4
AP Adhesives Holdings, LLC (13)	Distributor of industrial adhesives and equipment	First lien senior secured loan	8.66%	SOFR (Q)	4.75%	04/2025	04/2032		32.2	32.2	31.9	(2)(9)
ASP-r-pac Acquisition CO LLC and ASP-r-pac Holdings LP (13)	Manufacturer and supplier of printed packaging and trimmings	First lien senior secured revolving loan	9.83%	SOFR (M)	6.00%	12/2021	12/2027		4.9	4.9	4.9	(2)(9)
		First lien senior secured loan	10.10%	SOFR (Q)	6.00%	12/2021	12/2027		0.1	0.1	0.1	(2)(9)
		First lien senior secured loan	9.84%	SOFR (Q)	6.00%	10/2024	12/2027		3.3	3.3	3.3	(2)(9)
		Class A units				12/2021		201,557		20.2	21.3	(2)
										28.5	29.6
Bulab Holdings, Inc. and Buckman PPC Co-Invest LP (13)	Privately held, global specialty chemical company that provides process and water treatment chemistry for various industries	First lien senior secured revolving loan				06/2025	07/2032		—	—	—	(2)(11)
		First lien senior secured loan	6.65%	Euribor (M)	4.75%	06/2025	07/2032		10.1	10.1	10.1	(2)(9)
		First lien senior secured loan	8.47%	SOFR (M)	4.75%	06/2025	07/2032		51.9	51.9	51.9	(2)(9)
		Limited partnership interest				06/2025		1,968,000		2.0	2.3	(2)
										64.0	64.3

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Halex Holdings, Inc. (5)	Manufacturer of flooring installation products	Common stock				01/2017		51,853		—	—
Meyer Laboratory, LLC and Meyer Parent, LLC (13)	Provider of industrial and institutional cleaning chemicals and application systems	First lien senior secured revolving loan	12.50% (3.75% PIK)	Base rate (Q)	5.75%	02/2024	02/2030		0.6	0.6	0.5	(2)(9)
		First lien senior secured loan	10.42% (3.75% PIK)	SOFR (Q)	6.75%	02/2024	02/2030		32.0	32.0	29.7	(2)(9)
		Common units				02/2024		440,000		0.4	0.3
										33.0	30.5
MP Midco Holdings, LLC and MP Topco Holdings, LLC	Food contract manufacturer	First lien senior secured loan	10.34%	SOFR (Q)	6.50%	03/2025	03/2030		8.9	8.9	9.0	(2)(9)(16)
		Common units				03/2025		639,359		4.8	9.7	(2)(16)
										13.7	18.7
NCP-MSI Buyer, Inc. and NCP MSI Co-Invest, LP (13)(14)	Manufacturing and packaging company for major brands	First lien senior secured revolving loan	7.48%	SOFR (M)	3.75%	03/2025	03/2031		4.3	4.3	4.3	(2)(9)(12)
		First lien senior secured loan	8.48%	SOFR (M)	4.75%	03/2025	03/2031		31.9	31.9	31.9	(2)(9)
		First lien senior secured loan	8.54%	SOFR (Q)	4.75%	12/2025	03/2031		1.0	1.0	1.0	(2)(9)
		Limited partnership interest				03/2025		852,666		0.9	1.1	(2)
										38.1	38.3
Nelipak Holding Company, Nelipak European Holdings Cooperatief U.A., KNPAK Holdings, LP and PAKNK Netherlands Treasury B.V. (13)	Manufacturer of thermoformed packaging for medical devices	First lien senior secured revolving loan	9.23%	SOFR (M)	5.50%	03/2024	03/2031		0.4	0.4	0.4	(2)(6)(9)
		First lien senior secured revolving loan	7.44%	Euribor (M)	5.50%	03/2024	03/2031		0.2	0.2	0.2	(2)(6)(9)
		First lien senior secured loan	9.17%	SOFR (Q)	5.50%	03/2024	03/2031		20.3	20.3	20.1	(2)(6)(9)
		First lien senior secured loan	7.52%	Euribor (Q)	5.50%	03/2024	03/2031		36.0	33.2	35.6	(2)(6)(9)
		First lien senior secured loan	9.17%	SOFR (Q)	5.50%	11/2025	03/2031		3.3	3.3	3.3	(2)(6)(9)
		Class A units				07/2019		6,762,668		6.8	8.2	(2)(6)
										64.2	67.8
Novipax Buyer, L.L.C. and Novipax Parent Holding Company, L.L.C.	Developer and manufacturer of absorbent pads for food products	First lien senior secured loan	12.07% (1.00% PIK)	SOFR (M)	8.25%	12/2020	12/2026		22.3	22.3	22.3	(2)(9)
		First lien senior secured loan	12.07% (1.00% PIK)	SOFR (M)	8.25%	12/2022	12/2026		0.3	0.3	0.3	(2)(9)
		Class A preferred units				12/2020		4,772		4.6	3.7	(2)
		Class C units				12/2020		4,772		—	—	(2)
										27.2	26.3
Plaskolite PPC Intermediate II LLC and Plaskolite PPC Blocker LLC (13)	Manufacturer of specialized acrylic and polycarbonate sheets	First lien senior secured revolving loan	10.86%	SOFR (Q)	7.00%	05/2025	02/2030		2.1	2.1	2.0	(2)(9)(12)
		First lien senior secured loan	11.86% (4.00% PIK)	SOFR (Q)	8.00%	05/2025	05/2030		264.1	264.0	258.8	(2)(9)
		Preferred units				10/2023		841		0.1	0.1	(2)
		Preferred units				05/2025		26,025		0.4	0.5	(2)
		Co-Invest units				12/2018		5,969		0.6	—	(2)
										267.2	261.4

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Precision Concepts Parent Inc., Precision Concepts International LLC, and Precision Concepts Canada Corporation (13)	Manufacturer of diversified packaging solutions and plastic injection molded products	First lien senior secured revolving loan	8.59%	SOFR (Q)	4.75%	07/2025	08/2032		0.5	0.5	0.5	(2)(6)(9)
		First lien senior secured loan	8.58%	SOFR (Q)	4.75%	07/2025	08/2032		24.9	24.8	24.6	(2)(6)(9)
		First lien senior secured loan	8.59%	SOFR (Q)	4.75%	10/2025	08/2032		7.8	7.8	7.7	(2)(6)(9)
										33.1	32.8
Reagent Chemical & Research, LLC (13)	Supplier of liquid hydrochloric acid	First lien senior secured revolving loan				04/2024	04/2030		—	—	—	(2)(11)
		First lien senior secured loan	9.17%	SOFR (M)	5.25%	04/2024	04/2031		11.0	11.0	11.0	(2)(9)
		First lien senior secured loan	8.97%	SOFR (M)	5.25%	10/2025	04/2031		12.5	12.5	12.5	(2)(9)
										23.5	23.5
SCI PH Parent, Inc.	Industrial container manufacturer, reconditioner and servicer	Series B shares				08/2018		11		1.1	1.9	(2)
Sterilex LLC (13)	Provider of enhanced sanitation technologies and solutions within the food supply chain	First lien senior secured loan	8.95%	SOFR (Q)	5.25%	09/2025	09/2030		5.3	5.3	5.2	(2)(9)

										665.5	656.6		4.59%
Independent Power and Renewable Electricity Producers
Apex Clean Energy TopCo, LLC (4)	Developer, builder and owner of utility-scale wind and solar power facilities	Class A common units				11/2021		1,335,610		134.7	225.8
		Class B common units				07/2025		113,136		11.3	19.2
										146.0	245.0
BNZ TopCo B.V. (13)	Developer and operator of solar photovoltaic plants	Senior subordinated loan	8.77%	Euribor (Q)	6.75%	10/2024	10/2030		13.3	11.9	13.1	(2)(6)(9)
PosiGen, Inc.	Seller and leaser of solar power systems for residential and commercial customers	Warrant to purchase shares of series D-1 preferred stock				06/2021	06/2028	7,616		—	—	(2)
		Warrant to purchase shares of common stock				01/2020	01/2027	5,560		—	—	(2)
										—	—
Sunrun Atlas Depositor 2019-2, LLC and Sunrun Atlas Holdings 2019-2, LLC	Residential solar energy provider	First lien senior secured loan	3.61%			10/2019	02/2055		0.1	0.1	0.1	(2)
		Senior subordinated loan	10.74%	SOFR (Q)	6.90%	11/2019	11/2026		186.3	186.3	158.4	(2)(9)
										186.4	158.5
Sunrun Luna Holdco 2021, LLC	Residential solar energy provider	Senior subordinated loan	10.59%	SOFR (Q)	6.75%	03/2022	04/2027		150.0	150.0	141.0	(2)(6)(9)
Sunrun Xanadu Issuer 2019-1, LLC and Sunrun Xanadu Holdings 2019-1, LLC	Residential solar energy provider	First lien senior secured loan	3.98%			06/2019	06/2054		0.2	0.2	0.2	(2)
		Senior subordinated loan	10.57% (6.90% PIK)	SOFR (Q)	6.90%	06/2019	07/2030		86.7	86.7	84.9	(2)(9)
										86.9	85.1

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
										581.2	642.7		4.49%
Consumer Durables and Apparel
Bowhunter Holdings, LLC	Provider of branded archery and bowhunting accessories	Common units				04/2014		421		4.2	—
Centric Brands LLC, Centric Brands TopCo, LLC, and Centric Brands L.P. (4)	Designer, marketer and distributor of licensed and owned apparel	First lien senior secured loan	9.39%	SOFR (Q)	5.50%	02/2024	08/2029		28.4	26.6	28.4	(2)(9)
		Senior subordinated loan	11.89% PIK	SOFR (Q)	8.00%	02/2024	02/2031		30.1	28.6	30.1	(2)(9)
		Senior subordinated loan	10.39%	SOFR (Q)	6.50%	02/2024	02/2031		18.6	17.3	18.7	(2)(9)
		Class A limited partnership interests				02/2024		6.27%		2.9	7.6	(2)
										75.4	84.8
DRS Holdings III, Inc. and DRS Holdings I, Inc. (13)	Footwear and orthopedic foot-care brand	First lien senior secured loan	8.97%	SOFR (M)	5.25%	03/2025	11/2028		59.6	59.6	59.6	(2)(9)
		Common stock				11/2019		8,549		8.5	9.8	(2)
										68.1	69.4
Fossil Group, Inc., Fossil Partners, L.P., and Fossil Canada Inc. (13)	Designer and manufacturer of consumer fashion accessories	First lien senior secured revolving loan	9.04%	SOFR (M)	5.00%	08/2025	08/2030		2.2	2.2	2.2	(2)(6)(9)
Implus Footcare, LLC, Implus Holdings, LLC, and Implus Topco, LLC (5)(13)	Provider of footwear and other accessories	First lien senior secured loan	9.68% (4.00% PIK)	SOFR (Q)	6.00%	06/2025	10/2028		14.1	14.1	14.1	(2)(9)
		First lien senior secured loan	9.68% PIK	SOFR (Q)	6.00%	07/2025	10/2028		29.3	29.3	29.3	(2)(9)
		Common units				07/2025		28,049,368		41.9	38.8	(2)
										85.3	82.2
Johnnie-O Inc. and Johnnie-O Holdings Inc.	Apparel retailer	First lien senior secured loan	10.39%	SOFR (Q)	6.25%	03/2022	03/2027		17.5	17.3	17.5	(2)(9)
		Series A convertible preferred stock				03/2022		144,210		4.2	6.0	(2)
		Warrant to purchase shares of common stock				03/2022	03/2032	93,577		1.5	3.9	(2)
										23.0	27.4
Lew's Intermediate Holdings, LLC (13)	Outdoor brand holding company	First lien senior secured loan	8.82%	SOFR (Q)	5.00%	02/2021	02/2028		1.0	1.0	0.9	(2)(9)
Pelican Products, Inc. (13)	Flashlights manufacturer	First lien senior secured revolving loan	7.82%	SOFR (Q)	4.00%	12/2021	09/2028		2.2	2.2	2.0	(2)(9)
		Second lien senior secured loan	11.68%	SOFR (Q)	7.75%	12/2021	12/2029		60.0	60.0	55.2	(2)(9)
										62.2	57.2
Rawlings Sporting Goods Company, Inc. and SEP Diamond Fund, L.P. (13)(14)	Sports equipment manufacturing company	First lien senior secured revolving loan	7.72%	SOFR (A)	3.75%	11/2024	11/2029		5.5	5.5	5.5	(2)(9)
		First lien senior secured loan	8.57%	SOFR (Q)	4.75%	12/2020	11/2030		32.9	32.9	32.9	(2)(9)
		First lien senior secured loan	8.57%	SOFR (Q)	4.75%	11/2021	11/2030		0.1	0.1	0.1	(2)(9)
		First lien senior secured loan	8.57%	SOFR (Q)	4.75%	02/2024	11/2030		5.6	5.6	5.6	(2)(9)
		First lien senior secured loan	8.57%	SOFR (Q)	4.75%	11/2024	11/2030		3.3	3.3	3.3	(2)(9)
		Limited partnership interest				06/2024		11,052,702		11.1	17.7	(2)
										58.5	65.1

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Reef Lifestyle, LLC (13)	Apparel retailer	First lien senior secured revolving loan	11.79% (2.25% PIK)	SOFR (Q)	8.00%	10/2018	10/2027		25.1	25.1	25.1	(2)(9)(12)
		First lien senior secured revolving loan	11.82% (2.25% PIK)	SOFR (Q)	8.00%	07/2020	10/2027		4.7	4.7	4.7	(2)(9)(12)
		First lien senior secured loan	11.82% (2.25% PIK)	SOFR (Q)	8.00%	10/2018	10/2027		19.7	19.7	19.7	(2)(9)
		First lien senior secured loan	11.82% (2.25% PIK)	SOFR (Q)	8.00%	07/2020	10/2027		3.9	3.9	3.9	(2)(9)
										53.4	53.4
S Toys Holdings LLC (fka The Step2 Company, LLC) (5)	Toy manufacturer	Common units				04/2011		1,116,879		—	—
		Class B common units				10/2014		126,278,000		—	—
		Warrant to purchase units				04/2010	12/2050	3,157,895		—	—
										—	—
Shoes For Crews Global, LLC and Shoes For Crews Holdings, LLC (4)(13)	Manufacturer and distributor of slip resistant footwear	First lien senior secured loan	10.33%	SOFR (M)	6.50%	04/2024	07/2029		1.2	1.2	1.2	(2)(9)
		First lien senior secured loan	10.33%	SOFR (M)	6.50%	06/2024	07/2029		6.5	6.5	6.5	(2)(9)
		First lien senior secured loan	10.83%	SOFR (M)	7.00%	06/2024	07/2029		3.8	3.8	3.8	(2)(9)
		Class A common units				06/2024		8,474		10.5	11.4	(2)
										22.0	22.9
Sport Maska Inc. (13)	Manufacturer of hockey equipment and related accessories	First lien senior secured revolving loan	8.98%	SOFR (M)	5.25%	12/2024	12/2030		2.3	2.2	2.2	(2)(6)(9)(12)
		First lien senior secured loan	7.77%	CDOR (M)	5.50%	12/2024	12/2030		36.6	35.0	36.6	(2)(6)(9)
										37.2	38.8
St Athena Global LLC and St Athena Global Holdings Limited (13)	Designer and manufacturer of branded premium-quality tableware	First lien senior secured revolving loan	9.10%	SOFR (Q)	5.25%	06/2024	06/2029		0.4	0.4	0.4	(2)(6)(9)
		First lien senior secured loan	9.02%	SOFR (Q)	5.25%	06/2024	06/2030		29.7	29.7	29.1	(2)(6)(9)
		First lien senior secured loan	8.97%	SONIA (M)	5.25%	06/2024	06/2030		18.1	17.0	17.7	(2)(6)(9)
										47.1	47.2
Team Acquisition Corporation (13)	Provider of team uniforms and athletic wear	First lien senior secured revolving loan	10.80%	SOFR (Q)	7.00%	01/2024	11/2028		2.2	2.2	1.9	(2)(9)
		First lien senior secured revolving loan	12.75%	Base Rate (Q)	6.00%	01/2024	11/2028		1.6	1.6	1.4	(2)(9)
		First lien senior secured loan	10.72%	SOFR (M)	7.00%	01/2024	11/2029		34.2	33.8	29.1	(2)(9)
										37.6	32.4

										577.2	583.9		4.08%
Household and Personal Products
Beacon Wellness Brands, Inc. and CDI Holdings I Corp. (13)	Provider of personal care appliances	First lien senior secured loan	12.27% (0.50% PIK)	SOFR (M)	8.25%	12/2021	12/2027		3.5	3.5	3.3	(2)(9)
		Common stock				12/2021		6,149		6.1	2.2	(2)
										9.6	5.5
Foundation Consumer Brands, LLC (13)	Pharmaceutical holding company of over the counter brands	First lien senior secured loan	9.09%	SOFR (Q)	5.00%	02/2021	02/2029		32.0	31.8	32.0	(2)(9)

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured loan	9.09%	SOFR (Q)	5.00%	06/2023	02/2029		0.2	0.2	0.2	(2)(9)
										32.0	32.2
LifeStyles Bidco Ltd., Lifestyles US Holdco, Inc. and LifeStyles Parent, L.P.	Provider of intimate wellness products	First lien senior secured loan	9.42%	SOFR (Q)	5.75%	11/2022	11/2028		18.1	18.1	18.1	(2)(6)(9)
		First lien senior secured loan	9.42%	SOFR (Q)	5.75%	12/2023	11/2028		9.3	8.7	9.3	(2)(6)(9)
		Preferred units	8.00% PIK			11/2022		3,178		4.1	4.1	(2)(6)
		Class B common units				11/2022		32,105		—	1.0	(2)(6)
										30.9	32.5
pH Beauty Holdings III, Inc. (13)	Beauty and personal care platform	First lien senior secured loan	8.78%	SOFR (S)	5.00%	02/2025	09/2027		12.2	12.2	12.2	(2)
Premier Specialties, Inc. and RMCF V CIV XLIV, L.P. (13)	Manufacturer and supplier of natural fragrance materials and cosmeceuticals	First lien senior secured revolving loan	10.82%	SOFR (M)	7.00%	08/2021	08/2027		2.9	2.9	2.7	(2)(9)
		First lien senior secured loan	10.82%	SOFR (M)	7.00%	08/2021	08/2027		28.0	28.0	25.7	(2)(9)
		Limited partner interests				08/2021		2.69%		5.0	1.3	(2)
										35.9	29.7
RD Holdco Inc. (5)	Manufacturer and marketer of carpet cleaning machines	Common stock				01/2017		458,596		14.0	—
		Common units				12/2025		190,445		—	—	(2)
		Common units				12/2025		649,880		17.5	24.2	(2)
		Common units				12/2025		323		—	—	(2)
										31.5	24.2
Silk Holdings III LLC and Silk Holdings I Corp. (13)	Producer of personal care products	First lien senior secured revolving loan	8.34%	SOFR (M)	4.50%	12/2025	12/2032		2.0	2.0	2.0	(2)(9)
		First lien senior secured loan	8.34%	SOFR (M)	4.50%	12/2025	12/2032		132.9	132.9	131.6	(2)(9)
		First lien senior secured loan	8.34%	SOFR (M)	4.50%	05/2023	12/2032		66.5	66.5	65.9	(2)(9)
		Common stock				05/2023		15,786		18.1	39.0	(2)
										219.5	238.5
TCI Buyer LLC and TCI Holdings, LP (13)	Contract formulator and manufacturer of beauty and personal care products	First lien senior secured loan	8.47%	SOFR (M)	4.75%	11/2024	11/2030		14.8	14.8	14.8	(2)(9)
		Common stock				11/2024		24,010		2.4	2.4	(2)
										17.2	17.2
Walnut Parent, Inc.	Manufacturer of natural solution pest and animal control products	First lien senior secured loan	9.42%	SOFR (Q)	5.75%	11/2020	11/2027		14.3	14.3	13.3	(2)(9)
		First lien senior secured loan	9.47%	SOFR (M)	5.75%	04/2022	11/2027		0.1	0.1	0.1	(2)(9)
										14.4	13.4
WU Holdco, Inc. (13)	Manufacturer and distributor of household cleaning products with focus on specialized surfaces	First lien senior secured revolving loan	8.44%	SOFR (Q)	4.75%	04/2025	04/2032		0.5	0.5	0.5	(2)
		First lien senior secured loan	8.42%	SOFR (Q)	4.75%	04/2025	04/2032		10.5	10.5	10.5	(2)(9)
										11.0	11.0

										414.2	416.4		2.91%
Automobiles and Components
Automotive Keys Group, LLC and Automotive Keys Investor, LLC	Provider of replacement wireless keys for automotive market	First lien senior secured loan	10.32%	SOFR (Q)	6.50%	12/2021	08/2026		0.1	0.1	0.1	(2)(9)

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured loan	10.32%	SOFR (Q)	6.50%	12/2022	08/2026		4.3	4.3	3.8	(2)(9)
		Preferred units				11/2020		4,113,113		5.1	0.4	(2)
		Preferred units				11/2020		1,095,046		1.1	0.1	(2)
		Class A common units				11/2020		5,208,159		—	—	(2)
										10.6	4.4
Churchill OpCo Holdings LLC and Victory Topco, LP (13)	Operator of collision repair centers	First lien senior secured revolving loan	8.62%	SOFR (Q)	5.00%	11/2023	11/2029		0.5	0.5	0.5	(2)(9)
		First lien senior secured loan	8.67%	SOFR (Q)	5.00%	11/2023	11/2029		21.9	21.9	21.9	(2)(9)
		Class A-2 common units				11/2023		20,170		2.0	5.6	(2)
										24.4	28.0
Collision SP Subco, LLC (13)	Provider of auto body collision repair services	First lien senior secured revolving loan	8.57%	SOFR (Q)	4.75%	01/2024	01/2030		0.2	0.2	0.2	(2)(9)
		First lien senior secured loan	8.54%	SOFR (Q)	4.75%	01/2024	01/2030		10.1	10.1	10.1	(2)(9)
		First lien senior secured loan	8.51%	SOFR (Q)	4.75%	04/2025	01/2030		0.7	0.7	0.7	(2)(9)
										11.0	11.0
Continental Acquisition Holdings, Inc. and Continental Group Holdings, L.P.	Distributor of aftermarket batteries to the electric utility vehicle, automotive, commercial, marine and industrial markets	First lien senior secured loan				01/2021	07/2028		42.4	37.0	23.7	(2)(8)
		First lien senior secured loan				12/2021	07/2028		6.3	5.5	3.5	(2)(8)
		Class A units				07/2025		52,073		—	—	(2)
										42.5	27.2
Faraday Buyer, LLC	Manufacturer and supplier for the power utility and automotive markets worldwide	First lien senior secured loan	9.67%	SOFR (Q)	6.00%	10/2022	10/2028		54.3	54.3	54.3	(2)(9)
		First lien senior secured loan	9.67%	SOFR (Q)	6.00%	11/2023	10/2028		7.7	7.7	7.7	(2)(9)
										62.0	62.0
Faraday&Future Inc., FF Inc., Faraday SPE, LLC and Faraday Future Intelligent Electric Inc.	Electric vehicle manufacturer	Warrant to purchase shares of Class A common stock				08/2021	08/2027	27,824,527		2.3	—	(2)
Highline Aftermarket Acquisition, LLC, Highline Aftermarket SC Acquisition, Inc. and Highline PPC Blocker LLC (13)	Manufacturer and distributor of automotive fluids	Co-invest units				11/2020		59,230		5.9	12.8	(2)
Sun Acquirer Corp. and Sun TopCo, LP (13)	Automotive parts and repair services retailer	First lien senior secured revolving loan				09/2021	09/2027		—	—	—	(2)(11)
		First lien senior secured loan	8.22%	SOFR (M)	4.50%	09/2021	09/2028		23.0	22.9	23.0	(2)(9)
		First lien senior secured loan	8.22%	SOFR (M)	4.50%	11/2021	09/2028		9.1	9.1	9.1	(2)(9)
		First lien senior secured loan	8.22%	SOFR (M)	4.50%	06/2022	09/2028		12.2	12.2	12.2	(2)(9)
		First lien senior secured loan	8.23%	SOFR (M)	4.50%	11/2024	09/2028		19.0	19.0	19.0	(2)(9)
		Class A units				09/2021		79,688		8.0	11.3	(2)
										71.2	74.6
Telle Tire & Auto Service, LLC and Next Horizon Capital TireCo SPV, LP (13)	Provider of automobile parts and auto repair services	First lien senior secured revolving loan	8.95%	SOFR (S)	4.75%	03/2025	03/2031		0.2	0.2	0.2	(2)(9)

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured revolving loan	10.50%	Base Rate (Q)	3.75%	03/2025	03/2031		0.1	0.1	0.1	(2)(9)
		First lien senior secured loan	8.78%	SOFR (Q)	4.75%	03/2025	03/2031		3.7	3.7	3.7	(2)(9)
		First lien senior secured loan	8.64%	SOFR (Q)	4.75%	07/2025	03/2031		3.1	3.1	3.1	(2)(9)
		Limited partnership interests				03/2025		330,000		0.3	0.4
										7.4	7.5
Truck-Lite Co., LLC, ECCO Holdings Corp., and Clarity Technologies Holdings, LP (13)	Provider of global transportation safety and productivity applications	First lien senior secured revolving loan				06/2025	02/2031		—	—	—	(2)(11)
		First lien senior secured loan	8.48%	SOFR (M)	4.75%	06/2025	02/2032		149.7	149.7	149.7	(2)(9)
		Class A units				09/2025		55,220		5.5	5.5	(2)
										155.2	155.2

										392.5	382.7		2.67%
Food and Beverage
American Seafoods Group LLC and American Seafoods Partners LLC	Harvester and processor of seafood	Class A units				08/2015		77,922		0.1	0.1	(2)
		Warrant to purchase units of Class A units				08/2015	08/2035	7,422,078		7.4	8.1	(2)
										7.5	8.2
Badia Spices, LLC (13)	Spices and seasonings brand	First lien senior secured loan	8.09%	SOFR (Q)	4.25%	11/2024	11/2030		9.1	9.1	9.1	(2)(9)
Berner Food & Beverage, LLC (13)	Supplier of dairy-based food and beverage products	First lien senior secured revolving loan	10.49%	SOFR (Q)	6.50%	07/2021	07/2026		0.8	0.8	0.8	(2)(9)
		First lien senior secured loan	10.49%	SOFR (Q)	6.50%	12/2024	07/2027		1.4	1.4	1.4	(2)(9)
										2.2	2.2
Bragg Live Food Products, LLC and SPC Investment Co., L.P. (4)	Health food company	Common units				03/2019		14,850		8.4	21.4	(2)
CHG PPC Parent LLC & PPC CHG Blocker LLC	Diversified food products manufacturer	Common units				12/2021		59		3.0	5.0	(2)
Demakes Enterprises, LLC	Value-added protein manufacturer	First lien senior secured loan	9.67%	SOFR (Q)	6.00%	12/2023	12/2029		6.2	6.2	6.2	(2)(9)
Florida Food Products, LLC	Provider of plant extracts and juices	First lien senior secured loan	9.43%	SOFR (Q)	5.50%	10/2021	10/2030		0.1	0.1	0.1	(2)(9)
		First lien senior secured loan	9.05%	SOFR (Q)	5.00%	10/2021	10/2030		0.4	0.4	0.3	(2)(9)
		First lien senior secured loan	9.43%	SOFR (Q)	5.50%	06/2022	10/2030		0.1	0.1	0.1	(2)(9)
		First lien senior secured loan	8.93%	SOFR (Q)	5.00%	06/2022	10/2030		0.4	0.3	0.2	(2)(9)
		First lien senior secured loan	9.05%	SOFR (Q)	5.00%	10/2025	10/2030		11.3	8.0	7.8	(2)(9)
		First lien senior secured loan	9.43%	SOFR (Q)	5.50%	10/2025	10/2030		0.1	0.1	0.1	(2)(9)
		First lien senior secured loan				10/2025	04/2031		60.5	36.3	36.3	(2)(8)
										45.3	44.9
Forward Keystone Holdings, LP (13)	Provider of better-for-you breakfast and snacking brand	Senior subordinated loan	15.00% (8.00% PIK)			03/2025	03/2029		26.5	26.5	26.5	(2)
		Common units				03/2025		3,852,000		3.9	4.2	(2)
										30.4	30.7

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Gotham Greens Holdings, PBC	Producer of vegetables and culinary herbs for restaurants and retailers	Second lien senior secured loan	15.00% PIK			11/2025	02/2029		3.3	3.1	3.0
		Series E-1 preferred stock				06/2022		188,605		16.5	—	(2)
		Warrant to purchase shares of Series E-1 preferred stock				06/2022	06/2032	78,216		—	—	(2)
										19.6	3.0
HBH Buyer, LLC (13)	Food retailer specializing in fully cooked hams and catering services	First lien senior secured loan	8.92%	SOFR (Q)	5.25%	09/2025	09/2031		23.8	23.8	23.5	(2)(9)
KNPC HoldCo, LLC	Producer of trail mix and mixed nut snack products	First lien senior secured loan	9.80%	SOFR (S)	5.50%	04/2022	10/2029		5.4	5.4	5.4	(2)(9)
		First lien senior secured loan	11.05%	SOFR (S)	6.75%	12/2022	10/2029		1.3	1.3	1.3	(2)(9)
		First lien senior secured loan	10.30%	SOFR (S)	6.00%	11/2023	10/2029		2.7	2.7	2.7	(2)(9)
		First lien senior secured loan	10.05%	SOFR (S)	5.75%	12/2024	10/2029		27.4	27.4	27.4	(2)(9)
										36.8	36.8
Manna Pro Products, LLC and MP Blocker A LLC	Manufacturer and supplier of specialty nutrition and care products for animals	Common units				10/2025		998		—	—	(2)
Max US Bidco Inc.	Manufacturer of premium dry dog food	First lien senior secured loan	8.67%	SOFR (Q)	5.00%	10/2023	10/2030		1.0	0.9	0.8	(2)(16)
Primo Water Holdings Inc / Triton Water Holdings Inc	Producer and provider of bottled water brands	First lien senior secured loan	5.92%	SOFR (Q)	2.25%	03/2021	03/2028		1.0	1.0	1.0	(2)(9)(16)
		Senior subordinated loan	6.25%			03/2021	04/2029		0.1	0.1	0.1	(2)(6)(16)
										1.1	1.1
RB Holdings InterCo, LLC (13)	Manufacturer of pet food and treats	First lien senior secured revolving loan	9.03%	SOFR (Q)	5.00%	05/2022	05/2028		0.8	0.8	0.8	(2)(9)
		First lien senior secured loan	9.04%	SOFR (Q)	5.00%	05/2022	05/2028		11.1	11.1	10.9	(2)(9)
										11.9	11.7
Spindrift Beverage Co., Inc. and SBC Aggregator LP (13)(14)	Premium flavored sparkling water brand	First lien senior secured loan	8.94%	SOFR (Q)	5.00%	02/2025	02/2032		12.2	12.2	12.2	(2)(9)
		Limited partnership units				02/2025		8,739		8.7	11.3	(2)
										20.9	23.5
Sugar PPC Buyer LLC (13)	Manufacturer and distributor of food products	First lien senior secured loan	8.42%	SOFR (S)	4.75%	10/2023	10/2031		15.6	15.6	15.6	(2)(9)
		First lien senior secured loan	8.35%	SOFR (S)	4.75%	07/2024	10/2031		1.2	1.2	1.2	(2)(9)
										16.8	16.8
Teasdale Foods, Inc. and Familia Group Holdings Inc.	Provider of beans, sauces and hominy to the retail, foodservice and wholesale channels	First lien senior secured loan				12/2020	12/2027		77.4	76.7	58.8	(2)(8)
		Warrant to purchase shares of common stock				02/2019	02/2034	57,827		—	—	(2)
										76.7	58.8
Watermill Express, LLC and Watermill Express Holdings, LLC (13)	Owner and operator of self-service water and ice stations	First lien senior secured revolving loan				04/2021	04/2031		—	—	—	(2)(11)
		First lien senior secured loan	8.75%	SOFR (Q)	4.75%	04/2021	04/2031		9.4	9.4	9.4	(2)(9)

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured loan	8.71%	SOFR (Q)	4.75%	01/2024	04/2031		5.6	5.6	5.6	(2)(9)
		First lien senior secured loan	8.60%	SOFR (Q)	4.75%	08/2024	04/2031		3.9	3.9	3.9	(2)(9)
		First lien senior secured loan	8.75%	SOFR (Q)	4.75%	04/2025	04/2031		3.7	3.7	3.7	(2)(9)
		Class E units				07/2025		45,449		—	—
										22.6	22.6

										343.2	326.3		2.28%
Energy
GNZ Energy Bidco Limited and Galileo Co-investment Trust I (13)	Independent fuel provider in New Zealand	First lien senior secured loan	8.57%	BKBM (Q)	6.00%	05/2022	07/2027		28.0	30.5	28.0	(2)(6)(9)
		Common units				07/2022		17,616,667		5.1	11.6	(2)(6)
										35.6	39.6
HighPeak Energy, Inc.	Oil and gas exploration and production company	First lien senior secured loan	11.32%	SOFR (Q)	7.50%	09/2023	09/2028		156.7	155.5	156.7	(2)(6)(9)
Murchison Oil and Gas, LLC and Murchison Holdings, LLC	Exploration and production company	Preferred units				06/2022		41,000		—	0.8
Phoenix Operating LLC	Oil and gas investment company	First lien senior secured loan	10.77%	SOFR (Q)	7.00%	08/2025	10/2028		46.0	43.4	43.0	(2)(9)
		First lien senior secured loan	10.77%	SOFR (Q)	7.00%	10/2025	10/2028		28.0	28.0	27.2	(2)(9)
										71.4	70.2
VPROP Operating, LLC and V SandCo, LLC (5)	Sand-based proppant producer and distributor to the oil and natural gas industry	First lien senior secured loan	13.55% PIK	SOFR (M)	9.50%	06/2020	11/2026		7.1	7.1	7.1	(2)(9)
		First lien senior secured loan	13.55% PIK	SOFR (M)	9.50%	11/2020	11/2026		5.8	5.8	5.8	(2)(9)
		First lien senior secured loan	13.46% PIK	SOFR (M)	9.50%	12/2024	01/2026		7.4	7.4	7.4	(2)(9)
		First lien senior secured loan				03/2017	11/2026		32.2	30.3	14.1	(2)(8)
		Class A units				11/2020		347,900		32.8	—	(2)
										83.4	34.4

										345.9	301.7		2.11%
Gas Utilities
Ferrellgas, L.P. and Ferrellgas Partners, L.P.	Distributor of propane and related accessories	Senior preferred units	8.96%			03/2021		64,155		64.2	73.4
		Class B units				09/2022		95,354		15.4	25.3	(2)
										79.6	98.7
Opal Fuels Intermediate HoldCo LLC, and Opal Fuels Inc.	Owner of natural gas facilities	First lien senior secured loan	7.17%	SOFR (Q)	3.50%	09/2023	09/2028		0.1	0.1	0.1	(2)(6)
		Class A common stock				07/2022		3,059,533		23.3	7.2	(6)(16)
										23.4	7.3

										103.0	106.0		0.74%
Technology Hardware & Equipment
Everspin Technologies, Inc.	Designer and manufacturer of computer memory solutions	Warrant to purchase shares of common stock				10/2016	10/2026	18,461		0.4	—

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Excelitas Technologies Corp. (13)	Provider of photonic solutions	First lien senior secured loan	8.97%	SOFR (M)	5.25%	05/2024	08/2029		7.1	7.1	7.1	(2)(9)
FL Hawk Intermediate Holdings, Inc. (13)	Provider of variable data labeling for the apparel industry	First lien senior secured loan	8.35%	SOFR (M)	4.50%	10/2024	02/2030		10.3	10.2	10.3	(2)(9)
PerkinElmer U.S. LLC and NM Polaris Co-Invest, L.P.	Provider of analytical instrumentation and testing equipment and services	First lien senior secured loan	8.48%	SOFR (M)	4.75%	05/2024	03/2029		11.0	11.0	11.0	(2)(9)
		Class A-2 units				01/2022		34,832		4.8	5.1
		Limited partnership interests				03/2023		0.55%		9.9	14.3	(2)
										25.7	30.4
Repairify, Inc. and Repairify Holdings, LLC (13)	Provider of automotive diagnostics scans and solutions	First lien senior secured revolving loan	9.24%	SOFR (S)	5.25%	06/2021	06/2027		5.1	5.1	5.1	(2)(9)
		First lien senior secured loan	9.10%	SOFR (S)	5.25%	05/2025	06/2027		5.0	5.0	5.0	(2)(9)
		Class A common units				06/2021		163,820		4.9	2.7	(2)
										15.0	12.8

										58.4	60.6		0.42%
Telecommunication Services
Expereo USA, Inc. and Ristretto Bidco B.V. (13)	Global internet managed service provider	First lien senior secured loan	10.22% (3.50% PIK)	SOFR (Q)	6.50%	12/2024	12/2030		61.8	61.8	60.6	(2)(6)(9)

										61.8	60.6		0.42%
Data Centers
Retained Vantage Data Centers Intermediate Holdco, LP and Retained Vantage Data Centers Assets, LP (13)	Global data center developer and operator	First lien senior secured loan	9.50%			12/2025	12/2031		40.8	40.8	40.1	(2)

										40.8	40.1		0.28%
Transportation
Nordic Ferry Infrastructure AS	Private passenger & freight ferry transportation company	Senior subordinated loan	7.07%	Euribor (Q)	5.00%	11/2024	11/2031		0.1	0.1	0.1	(2)(6)
		Senior subordinated loan	9.23%	NIBOR (Q)	5.00%	11/2024	11/2031		0.1	0.1	0.1	(2)(6)
										0.2	0.2
Zeppelin US Buyer Inc. and Providence Equity Partners IX-C L.P. (13)(14)	Specialty logistics platform for high-stakes projects in music, sports, production, fine art, and automotive industries	First lien senior secured loan	8.42%	SOFR (Q)	4.75%	07/2025	08/2032		11.0	11.0	10.9	(2)(9)
		Limited partnership interest				07/2025		1,418,569		1.4	1.4	(2)
										12.4	12.3

										12.6	12.5		0.09%

Total Investments										$29,249.9	$29,484.8	(17)	205.93%

See accompanying notes to consolidated financial statements.

Derivative Instruments

Forward currency contracts

Description	Notional Amount to be Purchased	Notional Amount to be sold		Counterparty	Settlement Date	Unrealized Appreciation / (Depreciation)
Foreign currency forward contract	$181		€155	Royal Bank of Canada	January 23, 2026	$(1)
Foreign currency forward contract	$165	CAD	230	Canadian Imperial Bank of Commerce	January 23, 2026	(3)
Foreign currency forward contract	$159		£144	Canadian Imperial Bank of Commerce	June 11, 2027	(1)
Foreign currency forward contract	$112		€96	Canadian Imperial Bank of Commerce	January 23, 2026	(1)
Foreign currency forward contract	$109		£82	Royal Bank of Canada	July 28, 2028	—
Foreign currency forward contract	$109		£82	Canadian Imperial Bank of Commerce	July 28, 2028	—
Foreign currency forward contract	$84		£68	Royal Bank of Canada	August 21, 2026	(3)
Foreign currency forward contract	$75		£56	Canadian Imperial Bank of Commerce	January 23, 2026	(1)
Foreign currency forward contract	$71		£53	Royal Bank of Canada	January 23, 2026	(1)
Foreign currency forward contract	$69	CAD	95	Canadian Imperial Bank of Commerce	March 31, 2028	(1)
Foreign currency forward contract	$67		€58	Canadian Imperial Bank of Commerce	June 11, 2027	(1)
Foreign currency forward contract	$58	JPY	8,131	Royal Bank of Canada	January 31, 2028	2
Foreign currency forward contract	$56	CAD	77	Canadian Imperial Bank of Commerce	March 31, 2027	(1)
Foreign currency forward contract	$55	CAD	76	Royal Bank of Canada	January 31, 2028	(1)
Foreign currency forward contract	$52	CAD	72	Royal Bank of Canada	January 23, 2026	(1)
Foreign currency forward contract	$48		£35	Royal Bank of Canada	June 27, 2028	1
Foreign currency forward contract	$37	NZD	64	Royal Bank of Canada	January 23, 2026	—
Foreign currency forward contract	$31		€26	Canadian Imperial Bank of Commerce	August 14, 2028	—
Foreign currency forward contract	$24		£22	Canadian Imperial Bank of Commerce	August 21, 2026	—
Foreign currency forward contract	$15	AUD	22	Canadian Imperial Bank of Commerce	November 17, 2026	—
Foreign currency forward contract	$6	NOK	64	Canadian Imperial Bank of Commerce	January 23, 2026	—
Total						$(13)

Interest rate swaps

Description	Hedged Item	Company Receives	Company Pays	Counterparty	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Change in Unrealized Appreciation / (Depreciation)
Interest rate swap	January 2027 Notes	7.000%	SOFR +2.5810%	Wells Fargo Bank, N.A.	01/15/2027	$900	$8	$—	$4
Interest rate swap	March 2029 Notes	5.875%	SOFR +2.0230%	Wells Fargo Bank, N.A.	03/01/2029	1,000	13	—	22
Interest rate swap	July 2029 Notes	5.950%	SOFR +1.6430%	Wells Fargo Bank, N.A.	07/15/2029	850	25	—	18
Interest rate swap	September 2030 Notes	5.500%	SOFR +1.7705%	Wells Fargo Bank, N.A.	09/01/2030	750	7	—	7
Interest rate swap	January 2031 Notes	5.100%	SOFR +1.7270%	SMBC Capital Markets, Inc.	01/15/2031	650	(4)	—	(4)
Interest rate swap	March 2032 Notes	5.800%	SOFR +1.6995%	Wells Fargo Bank, N.A.	03/08/2032	1,000	28	—	28
Total						$5,150	$77	$—	$75
______________________________________________

(1)Other than the Company’s investments listed in footnote 5 below (subject to the limitations set forth therein), the Company does not “Control” any of its portfolio companies, for the purposes of the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). In general, under the Investment Company Act, the Company would “Control” a portfolio company if the Company owned more than 25% of its outstanding voting securities (i.e., securities with the right to elect directors) and/or had the power to exercise control over the management or policies of such portfolio company. All of the Company’s portfolio company investments, which as of December 31, 2025 represented 206% of the Company’s net assets or 94% of the Company’s total assets, are subject to legal restrictions on sales.

(2)These assets are pledged as collateral under the Company’s or the Company’s consolidated subsidiaries’ various revolving credit facilities and debt securitizations and, as a result, are not directly available to the creditors of the Company to satisfy any obligations of the Company other than the obligations under each of the respective credit facilities and debt securitizations (see Note 5).

(3)Investments without an interest rate are non-income producing.

See accompanying notes to consolidated financial statements.

(4)As defined in the Investment Company Act, the Company is deemed to be an “Affiliated Person” because it owns 5% or more of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions as of and during the year ended December 31, 2025 in which the issuer was an Affiliated Person of the Company (but not a portfolio company that the Company is deemed to Control) are as follows:

For the Year Ended December 31, 2025										As of December 31, 2025
(in millions) Company	Purchases (cost)	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)	Fair Value
Align Precision Group, LLC and Align Precision Topco, L.P.	$1.3	$—	$—	$0.8	$—	$—	$—	$—	$0.3	$14.6
Apex Clean Energy TopCo, LLC	11.4	—	—	—	—	—	—	—	11.2	245.0
APG Intermediate Holdings Corporation and APG Holdings, LLC	—	13.1	—	—	—	—	—	—	2.0	7.6
Bragg Live Food Products, LLC and SPC Investment Co., L.P.	—	26.2	—	1.3	—	0.3	—	—	(8.7)	21.4
Centric Brands LLC, Centric Brands TopCo, LLC, and Centric Brands L.P.	—	9.9	—	8.8	—	—	0.2	0.7	(11.5)	84.8
Daylight Beta Parent LLC and CFCo, LLC	—	—	—	—	—	—	0.1	—	(1.2)	1.2
ESCP PPG Holdings, LLC	—	—	—	—	—	—	—	—	(2.7)	0.9
European Capital UK SME Debt LP	—	1.0	—	—	—	—	—	6.2	(6.1)	0.2
Fitness Ventures Holdings, Inc. and Meaningful Partners Fitness Ventures Co-Investment LP	3.9	0.4	30.2	2.4	—	—	0.1	—	(0.7)	25.3
Midco Holding, LLC and Nivel Topco, LLC	—	—	—	—	—	—	—	—	—	13.8
OPH NEP Investment, LLC	4.1	—	—	3.7	0.1	—	—	—	0.8	38.7
Partnership Capital Growth Investors III, L.P.	—	1.1	—	—	—	—	—	—	(0.2)	2.6
PCG-Ares Sidecar Investment, L.P.	—	—	—	—	—	—	—	—	(0.1)	0.5
PCG-TAC-CV, LP (fka PCG-Ares Sidecar Investment II, L.P.)	—	7.3	—	—	—	—	—	1.3	(8.3)	—
Pluralsight, LLC and Pluralsight Holdings, LLC and Paradigmatic Holdco LLC	—	0.1	—	3.9	—	—	0.1	—	(17.2)	40.1
Production Resource Group, L.L.C. and PRG III, LLC	10.1	43.8	—	9.8	0.5	—	—	(43.1)	(1.2)	80.6
Shoes For Crews Global, LLC and Shoes for Crews Holdings, LLC	—	0.1	—	1.3	—	—	—	—	0.1	22.9
	$30.8	$103.0	$30.2	$32.0	$0.6	$0.3	$0.5	$(34.9)	$(43.5)	$600.2

See accompanying notes to consolidated financial statements.

(5)As defined in the Investment Company Act, the Company is deemed to be both an “Affiliated Person” and “Control” this portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions as of and during the year ended December 31, 2025 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control are as follows:

For the Year Ended December 31, 2025										As of December 31, 2025
(in millions) Company	Purchases (cost)	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)	Fair Value
Absolute Dental Group LLC and Absolute Dental Equity, LLC	$13.8	$6.6	$—	$4.4	$—	$—	$0.1	$—	$(27.2)	$52.5
ACAS Equity Holdings Corporation	—	—	—	—	—	—	—	—	—	0.4
ADF Capital, Inc., ADF Restaurant Group, LLC, and ARG Restaurant Holdings, Inc.	—	—	—	—	—	—	—	—	—	—
ADG, LLC, GEDC Equity, LLC and RC IV GEDC Investor LLC	2.7	0.2	—	4.8	—	—	—	—	(9.0)	58.5
Adonis Acquisition Holdings LLC and Adonis Acquisition Holdings Parent LLC	5.0	—	—	1.2	—	—	—	—	(10.0)	24.4
Halex Holdings, Inc.	—	—	—	—	—	—	—	—	—	—
HCI Equity, LLC	—	—	—	—	—	—	—	—	—	—
Imaging Business Machines, L.L.C. and Scanner Holdings Corporation	1.3	—	—	2.6	—	—	0.6	—	30.4	99.3
Implus Footcare, LLC, Implus Holdings, LLC, and Implus Topco, LLC	—	—	—	1.3	—	—	—	—	(3.2)	82.2
Ivy Hill Asset Management, L.P.	812.0	281.5	—	8.5	—	292.0	—	—	(11.9)	2,433.9
Olympia Acquisition, Inc., Olympia TopCo, L.P., and Asclepius Holdings LLC	—	76.2	—	0.5	—	—	0.1	(56.1)	37.8	—
PCG-TAC-CV, LP (fka PCG-Ares Sidecar Investment II, L.P.)	—	—	—	—	—	—	—	(0.1)	—	6.8
Potomac Intermediate Holdings II LLC	28.6	—	239.5	—	0.8	—	0.6	261.8	(139.8)	—
PS Operating Company LLC and PS Op Holdings LLC	2.2	4.2	—	—	—	—	—	—	0.9	7.9
RD Holdco Inc.		4.7	—	—	—	—	—	(1.7)	14.9	24.2
S Toys Holdings LLC (fka The Step2 Company, LLC)	—	—	—	—	—	—	—	—	—	—
Senior Direct Lending Program, LLC	195.3	355.6	—	145.4	5.2	—	4.2	(111.5)	84.9	1,117.0
Startec Equity, LLC	—	—	—	—	—	—	—	0.5	—	—
Visual Edge Technology, Inc.	19.7	36.4	—	3.7	0.2	2.8	0.2	(36.5)	6.4	71.9
VPROP Operating, LLC and V SandCo, LLC	2.2	—	—	4.5	—	—	0.1	—	(48.3)	34.4
	$1,082.8	$765.4	$239.5	$176.9	$6.2	$294.8	$5.9	$56.4	$(74.1)	$4,013.4
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

(6)This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. Pursuant to Section 55(a) of the Investment Company Act, 22% of the Company’s total assets are represented by investments at fair value and other assets that are considered “non-qualifying assets” as of December 31, 2025.

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

(8)Loan was on non-accrual status as of December 31, 2025.

(9)Loan includes interest rate floor feature.

(10)In addition to the interest earned based on the stated contractual interest rate of this security, the certificates entitle the holders thereof to receive a portion of the excess cash flow from the SDLP’s loan portfolio, after expenses, which may result in a return to the Company greater than the contractual stated interest rate.

(11)As of December 31, 2025, no amounts were funded by the Company under this first lien senior secured revolving loan; however, there were letters of credit issued and outstanding through a financial intermediary under the loan. See Note 7 for further information on letters of credit commitments related to certain portfolio companies.

(12)As of December 31, 2025, in addition to the amounts funded by the Company under this first lien senior secured revolving loan, there were also letters of credit issued and outstanding through a financial intermediary under the loan. See Note 7 for further information on letters of credit commitments related to certain portfolio companies.

(13)As of December 31, 2025, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 7 for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.

See accompanying notes to consolidated financial statements.

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net unfunded revolving and delayed draw commitments
15484880 Canada Inc. and 15484910 Canada Inc.	$12.3	$(0.4)	$11.9	$—	$—	$11.9
3 Step Sports LLC	10.4	—	10.4	—	—	10.4
Absolute Dental Group LLC and Absolute Dental Equity, LLC	25.3	(23.7)	1.6	—	(1.6)	—
Accommodations Plus Technologies LLC	15.6	—	15.6	—	—	15.6
ACP Avenu Midco LLC	15.2	—	15.2	—	—	15.2
Actfy Buyer, Inc.	10.4	—	10.4	—	—	10.4
Activate Holdings (US) Corp. and CrossPoint Capital AS SPV, LP	3.6	—	3.6	—	—	3.6
ADG, LLC, GEDC Equity, LLC and RC IV GEDC Investor LLC	9.5	—	9.5	—	(9.5)	—
Adonis Acquisition Holdings LLC and Adonis Acquisition Holdings Parent LLC	3.1	—	3.1	—	—	3.1
Adonis Bidco Inc.	84.6	—	84.6	—	—	84.6
Aduro Advisors, LLC	5.3	—	5.3	—	—	5.3
Advarra Holdings, Inc.	0.4	—	0.4	—	—	0.4
Aerin Medical Inc.	4.4	—	4.4	—	—	4.4
AeriTek Global US Acquisition Inc., AeriTek Global Holdings LLC, and Minus Forty QBD Corp.	3.8	(1.5)	2.3	—	—	2.3
AI Titan Parent, Inc.	15.7	—	15.7	—	—	15.7
Airx Climate Solutions, Inc.	9.9	—	9.9	—	—	9.9
Alcami Corporation and ACM Note Holdings, LLC	1.9	(0.4)	1.5	—	—	1.5
Alcresta Therapeutics, Inc.	16.3	(0.1)	16.2	—	—	16.2
Aldinger Company Inc	13.3	(0.2)	13.1	—	—	13.1
Aledade, Inc.	56.8	(17.6)	39.2	—	—	39.2
Align Precision Group, LLC and Align Precision Topco, L.P.	0.7	—	0.7	—	—	0.7
Anaplan, Inc.	1.4	—	1.4	—	—	1.4
AP Adhesives Holdings, LLC	16.4	—	16.4	—	—	16.4
Apex Service Partners, LLC and Apex Service Partners Holdings, LLC	8.6	(2.6)	6.0	—	—	6.0
Allclear Commercial Inc., Allclear Military Inc., Allclear Space Inc., and Allclear Group LLC	1.1	—	1.1	—	—	1.1
Appriss Health, LLC and Appriss Health Intermediate Holdings, Inc.	0.1	—	0.1	—	—	0.1
Aptean, Inc. and Aptean Acquiror Inc.	4.8	(0.2)	4.6	—	—	4.6
AQ Sunshine, Inc.	22.5	(1.9)	20.6	—	—	20.6
Archduke Buyer, Inc.	4.8	—	4.8	—	—	4.8
Arrow Borrower 2025, Inc.	5.5	—	5.5	—	—	5.5
Artemis BidCo 2 LLC	10.6	—	10.6	—	—	10.6
Artifact Bidco, Inc.	6.9	—	6.9	—	—	6.9
Artivion, Inc.	19.2	(0.9)	18.3	—	—	18.3
ASP-r-pac Acquisition CO LLC and ASP-r-pac Holdings LP	6.2	(4.9)	1.3	—	—	1.3
AthenaHealth Group Inc., Minerva Holdco, Inc. and BCPE Co-Invest (A), LP	9.0	—	9.0	—	—	9.0
ATI Restoration, LLC	20.9	(12.6)	8.3	—	—	8.3
Avalign Holdings, Inc. and Avalign Technologies, Inc.	5.3	(2.6)	2.7	—	—	2.7
Badia Spices, LLC	16.8	—	16.8	—	—	16.8
Bamboo Purchaser, Inc.	1.3	—	1.3	—	—	1.3
Bamboo US BidCo LLC	10.7	(0.4)	10.3	—	—	10.3
Banyan Software Holdings, LLC and Banyan Software Intermediate, Inc.	17.0	—	17.0	—	—	17.0
Bayou Intermediate II, LLC	8.3	—	8.3	—	—	8.3
BCPE Pequod Buyer, Inc.	8.6	—	8.6	—	—	8.6
Beacon Pointe Harmony, LLC	12.8	—	12.8	—	—	12.8
Beacon Wellness Brands, Inc. and CDI Holdings I Corp.	0.5	—	0.5	—	—	0.5
Belfor Holdings, Inc.	58.5	(6.2)	52.3	—	—	52.3
Bellwether Buyer, L.L.C. and Bellwether Topco V Buyer, Inc.	10.9	—	10.9	—	—	10.9
Benecon Midco II LLC and Benecon Holdings, LLC	8.7	—	8.7	—	—	8.7
Berner Food & Beverage, LLC	1.7	(0.8)	0.9	—	—	0.9
BGI Purchaser, Inc.	35.3	(10.5)	24.8	—	—	24.8
BGIF IV Fearless Utility Services, Inc.	5.0	(0.2)	4.8	—	—	4.8
Birdie Bidco, Inc.	22.0	(0.6)	21.4	—	—	21.4
See accompanying notes to consolidated financial statements.

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net unfunded revolving and delayed draw commitments
Bluejack Fire Acquisition, Inc. and Bluejack Fire Holdings LLC	12.0	(0.4)	11.6	—	—	11.6
BNZ TopCo B.V.	22.6	—	22.6	—	—	22.6
Bobcat Purchaser, LLC and Bobcat Topco, L.P.	2.5	—	2.5	—	—	2.5
Bobtail AcquisitionCo, LLC	24.2	(1.0)	23.2	—	—	23.2
Borrower R365 Holdings LLC	1.5	—	1.5	—	—	1.5
Bottomline Technologies, Inc.	2.6	—	2.6	—	—	2.6
BrightStar Group Holdings, Inc.	3.6	(0.5)	3.1	—	—	3.1
Bulab Holdings, Inc. and Buckman PPC Co-Invest LP	17.5	(0.1)	17.4	—	—	17.4
Businessolver.com, Inc.	7.6	—	7.6	—	—	7.6
BVI Medical, Inc. and BVI Group Limited	15.0	—	15.0	—	—	15.0
Cambrex Corporation	33.3	—	33.3	—	—	33.3
Capstone Acquisition Holdings, Inc., Capstone Logistics Holdings, Inc. and Capstone Parent Holdings, LP	21.4	(15.1)	6.3	—	—	6.3
Captive Resources Midco, LLC	1.6	—	1.6	—	—	1.6
Cardinal Parent, Inc. and Packers Software Intermediate Holdings, Inc.	5.0	—	5.0	—	—	5.0
Cards-Live Oak Holdings, Inc.	28.2	(2.3)	25.9	—	—	25.9
Cascade Parent Inc., Cascade Intermediate II, Inc., and Haveli Cascade Co-Invest I, L.P.	2.8	—	2.8	—	—	2.8
Centralsquare Technologies, LLC and Supermoose Newco, Inc.	15.8	(0.4)	15.4	—	—	15.4
Chariot Buyer LLC	12.3	—	12.3	—	—	12.3
City Line Distributors LLC and City Line Investments LLC	2.7	—	2.7	—	—	2.7
Clarion Home Services Group, LLC and LBC Breeze Holdings LLC	1.4	(1.1)	0.3	—	—	0.3
Clearstead Advisors, LLC	0.6	(0.3)	0.3	—	—	0.3
Cloud Software Group, Inc., Picard Parent, Inc., Cloud Software Group Holdings, Inc., Picard HoldCo, LLC and Elliott Alto Co-Investor Aggregator L.P.	19.0	—	19.0	—	—	19.0
ClubCorp Holdings, Inc.	7.3	—	7.3	—	—	7.3
CMG HoldCo, LLC and CMG Buyer Holdings, Inc.	50.3	—	50.3	—	—	50.3
Cobalt Buyer Sub, Inc., Cobalt Holdings I, LP, and Cobalt Intermediate I, Inc.	21.1	(4.5)	16.6	—	—	16.6
Collision SP Subco, LLC	6.0	(0.2)	5.8	—	—	5.8
Computer Services, Inc.	16.6	—	16.6	—	—	16.6
Convera International Holdings Limited and Convera International Financial S.A R.L.	5.5	—	5.5	—	—	5.5
CoreLogic, Inc. and T-VIII Celestial Co-Invest LP	32.5	(6.4)	26.1	—	—	26.1
Cority Software Inc., Cority Software (USA) Inc., and Cority Parent, Inc.	8.2	—	8.2	—	—	8.2
Cornerstone OnDemand, Inc. and Sunshine Software Holdings, Inc.	38.7	(8.9)	29.8	—	—	29.8
Coupa Holdings, LLC and Coupa Software Incorporated	0.9	—	0.9	—	—	0.9
Cradle Lux Bidco S.A.R.L. and Hamilton Thorne Inc.	4.0	—	4.0	—	—	4.0
Creek Parent, Inc. and Creek Feeder, L.P.	30.1	(0.1)	30.0	—	—	30.0
Crown CT Parent Inc., Crown CT HoldCo Inc. and Crown CT Management LLC	0.1	—	0.1	—	—	0.1
CST Holding Company	1.9	—	1.9	—	—	1.9
CVP Holdco, Inc. and OMERS Wildcats Investment Holdings LLC	46.6	—	46.6	—	—	46.6
Databricks, Inc.	38.6	—	38.6	—	—	38.6
Datix Bidco Limited and RL Datix Holdings (USA), Inc.	47.1	—	47.1	—	—	47.1
Davidson Hotel Company LLC	4.0	—	4.0	—	—	4.0
DecoPac, Inc. and KCAKE Holdings Inc.	24.7	(5.6)	19.1	—	—	19.1
Denali Intermediate Holdings, Inc. and Denali Parent Holdings, L.P.	36.2	(1.0)	35.2	—	—	35.2
Diamond Mezzanine 24 LLC	1.0	(0.3)	0.7	—	—	0.7
Digicert, Inc., Dcert Buyer, Inc., DCert Preferred Holdings, Inc. and Destiny Digital Holdings, L.P.	4.8	—	4.8	—	—	4.8
Diligent Corporation and Diligent Preferred Issuer, Inc.	5.4	(0.6)	4.8	—	—	4.8
Display Holding Company, Inc., Saldon Holdings, Inc. and Fastsigns Holdings Inc.	8.2	—	8.2	—	—	8.2
Divisions Holding Corporation, Divisions, Inc. and RC V Tecmo Investor LLC	9.6	(0.1)	9.5	—	—	9.5
Dorado Bidco, Inc.	7.4	—	7.4	—	—	7.4
DOXA Insurance Holdings LLC and Rocket Co-Invest, SLP	13.4	(0.2)	13.2	—	—	13.2
Doxim Inc.	2.7	(0.3)	2.4	—	—	2.4

See accompanying notes to consolidated financial statements.

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net unfunded revolving and delayed draw commitments
DP Flores Holdings, LLC	11.4	—	11.4	—	—	11.4
DriveCentric Holdings, LLC	13.3	—	13.3	—	—	13.3
Drogon Bidco Inc. & Drogon Aggregator LP	12.0	—	12.0	—	—	12.0
DRS Holdings III, Inc. and DRS Holdings I, Inc.	10.9	—	10.9	—	—	10.9
Duraserv LLC	13.2	(0.2)	13.0	—	—	13.0
Dynamic NC Aerospace Holdings, LLC and Dynamic NC Investment Holdings, LP	9.6	(3.2)	6.4	—	—	6.4
Eagle Football Holdings BidCo Limited and Eagle Football Holdings Limited	1.2	—	1.2	—	—	1.2
Echo Purchaser, Inc.	2.0	—	2.0	—	—	2.0
Eclipse Topco, Inc., Eclipse Investor Parent, L.P. and Eclipse Buyer, Inc.	50.4	—	50.4	—	—	50.4
Edition Holdings, Inc. and Enverus, Inc.	35.2	—	35.2	—	—	35.2
Edmunds Govtech, Inc.	21.5	(1.7)	19.8	—	—	19.8
Einstein Parent, Inc.	4.8	—	4.8	—	—	4.8
EIS Legacy Holdco, LLC	22.9	—	22.9	—	—	22.9
Elemica Parent, Inc. & EZ Elemica Holdings, Inc.	7.3	(6.8)	0.5	—	—	0.5
Elevation Services Parent Holdings, LLC	3.5	(3.3)	0.2	—	—	0.2
Elliott Davis Advisory, LLC and Elliott Davis Advisory HoldCo, LLC	9.5	(2.0)	7.5	—	—	7.5
ELM DebtCo, LLC	2.5	—	2.5	—	—	2.5
EMB Purchaser, Inc.	7.7	—	7.7	—	—	7.7
Empower Payments Investor, LLC	3.3	—	3.3	—	—	3.3
Endurance PT Technology Buyer Corporation and Endurance PT Technology Holdings LLC	5.1	(2.0)	3.1	—	—	3.1
eResearchTechnology, Inc. and Astorg VII Co-Invest ERT	34.5	—	34.5	—	—	34.5
ESHA Intermediate, LLC	8.2	—	8.2	—	—	8.2
Essential Services Holding Corporation and OMERS Mahomes Investment Holdings LLC	49.3	(12.4)	36.9	—	—	36.9
Eternal Aus Bidco Pty Ltd	0.6	—	0.6	—	—	0.6
Excel Fitness Consolidator LLC, Health Buyer LLC and Excel Fitness Holdings, Inc.	5.5	(0.7)	4.8	—	—	4.8
Excelitas Technologies Corp.	27.1	—	27.1	—	—	27.1
Expereo USA, Inc. and Ristretto Bidco B.V.	16.6	—	16.6	—	—	16.6
Extrahop Networks, Inc.	4.3	(2.6)	1.7	—	—	1.7
Fever Labs, Inc.	25.4	(9.3)	16.1	—	(3.0)	13.1
Firebird Acquisition Corp, Inc.	7.9	(0.1)	7.8	—	—	7.8
Fitness Ventures Holdings, Inc. and Meaningful Partners Fitness Ventures Co-Investment LP	2.5	(2.5)	—	—	—	—
FL Hawk Intermediate Holdings, Inc.	2.1	—	2.1	—	—	2.1
Flexera Software LLC	1.5	—	1.5	—	—	1.5
Flinn Scientific, Inc. and WCI-Quantum Holdings, Inc.	17.5	(4.1)	13.4	—	—	13.4
Flint OpCo, LLC	8.1	—	8.1	—	—	8.1
FlyWheel Acquireco, Inc.	8.2	(0.8)	7.4	—	—	7.4
Forescout Technologies, Inc.	4.2	—	4.2	—	—	4.2
Forward Keystone Holdings, LP	7.7	—	7.7	—	—	7.7
Fossil Group, Inc., Fossil Partners, L.P., and Fossil Canada Inc.	20.8	(2.2)	18.6	—	—	18.6
Foundation Consumer Brands, LLC	2.4	—	2.4	—	—	2.4
Foundation Risk Partners, Corp.	27.8	(7.0)	20.8	—	—	20.8
Frontline Road Safety Operations, LLC	6.4	(0.1)	6.3	—	—	6.3
FS Squared Holding Corp. and FS Squared, LLC	25.1	(0.5)	24.6	—	—	24.6
G702 Buyer, Inc.	1.9	—	1.9	—	—	1.9
Galway Borrower LLC	24.0	(2.3)	21.7	—	—	21.7
GAPCO AIV Interholdco (CP), L.P.	12.2	—	12.2	—	—	12.2
Generator US Buyer, Inc. and Total Power Limited	4.0	—	4.0	—	—	4.0
Gestion ABS Bidco Inc. / ABS Bidco Holdings Inc.	6.1	—	6.1	—	—	6.1
GHP-VGS Purchaser LLC	8.7	—	8.7	—	—	8.7
GHX Ultimate Parent Corporation, Commerce Parent, Inc. and Commerce Topco, LLC	22.2	—	22.2	—	—	22.2
GI Ranger Intermediate LLC	3.6	(0.5)	3.1	—	—	3.1
Global Music Rights, LLC	15.0	—	15.0	—	—	15.0

See accompanying notes to consolidated financial statements.

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net unfunded revolving and delayed draw commitments
GMF Parent, Inc. and GMF Group Holdings, LP	30.1	—	30.1	—	—	30.1
GNZ Energy Bidco Limited and Galileo Co-investment Trust I	2.8	—	2.8	—	—	2.8
Goldeneye Parent, LLC	2.6	—	2.6	—	—	2.6
Grit Buyer, Inc. and Integrum Grit Co-Invest LP	22.0	—	22.0	—	—	22.0
Ground Penetrating Radar Systems, LLC and RC VI Buckeye Holdings LLC	9.4	(0.5)	8.9	—	—	8.9
GS SEER Group Borrower LLC and GS SEER Group Holdings LLC	4.3	(0.9)	3.4	—	—	3.4
GSV Purchaser, Inc.	4.0	—	4.0	—	—	4.0
GTCR Everest Borrower, LLC	1.2	—	1.2	—	—	1.2
GTCR F Buyer Corp. and GTCR (D) Investors LP	0.9	—	0.9	—	—	0.9
Guidepoint Security Holdings, LLC	5.6	—	5.6	—	—	5.6
Harvey Tool Company, LLC	66.7	—	66.7	—	—	66.7
HBH Buyer, LLC	2.5	—	2.5	—	—	2.5
Heavy Construction Systems Specialists, LLC	4.0	—	4.0	—	—	4.0
Helios Service Partners, LLC and Astra Service Partners, LLC	14.3	—	14.3	—	—	14.3
HGC Holdings, LLC	22.0	—	22.0	—	—	22.0
HH-Stella, Inc. and Bedrock Parent Holdings, LP	22.0	(1.0)	21.0	—	—	21.0
Higginbotham Insurance Agency, Inc., HIG Operations Holdings, Inc., and HIG Intermediate, Inc.	29.7	—	29.7	—	—	29.7
High Street Buyer, Inc. and High Street Holdco LLC	6.1	—	6.1	—	—	6.1
Highline Aftermarket Acquisition, LLC, Highline Aftermarket SC Acquisition, Inc. and Highline PPC Blocker LLC	17.5	—	17.5	—	—	17.5
Hills Distribution, Inc., Hills Intermediate FT Holdings, LLC and GMP Hills, LP	15.1	(4.3)	10.8	—	—	10.8
Himalaya TopCo LLC and BCPE Hyperlink Holdings, LP	130.0	(0.2)	129.8	—	—	129.8
Horizon Avionics Buyer, LLC and Horizon CTS Buyer, LLC	34.7	(4.0)	30.7	—	—	30.7
HP RSS Buyer, Inc.	28.5	—	28.5	—	—	28.5
HPCC Parent, Inc. and Patriot Container Corp.	5.8	—	5.8	—	—	5.8
HS Purchaser, LLC, and Help/Systems Holdings, Inc.	15.0	—	15.0	—	—	15.0
HuFriedy Group Acquisition LLC	24.9	(0.3)	24.6	—	—	24.6
Huskies Parent, Inc., GI Insurity Parent LLC and GI Insurity TopCo LP	13.3	(3.7)	9.6	—	—	9.6
Hyland Software, Inc.	2.0	—	2.0	—	—	2.0
Hyphen Solutions, LLC	9.6	—	9.6	—	—	9.6
Icefall Parent, Inc.	1.1	—	1.1	—	—	1.1
ID.me, LLC and ID.me, Inc.	24.6	—	24.6	—	—	24.6
IFH Franchisee Holdings, LLC	18.9	(4.3)	14.6	—	—	14.6
Implus Footcare, LLC, Implus Holdings, LLC, and Implus Topco, LLC	1.5	—	1.5	—	—	1.5
Infinity Home Services Holdco, Inc., D'Angelo & Sons Construction Limited and IHS Parent Holdings, L.P.	20.9	—	20.9	—	—	20.9
Innovative Systems L.L.C.	3.1	—	3.1	—	—	3.1
Inszone Mid, LLC and INSZ Holdings, LLC	99.3	—	99.3	—	—	99.3
Internet Truckstop Group LLC	1.2	—	1.2	—	—	1.2
IQN Holding Corp.	2.3	(1.5)	0.8	—	—	0.8
IRI Group Holdings, Inc. and Circana, LLC	23.7	(0.1)	23.6	—	—	23.6
ISQ Hawkeye Holdco, Inc. and ISQ Hawkeye Holdings, L.P.	30.2	(3.7)	26.5	—	—	26.5
JAMS Holdings LP and Jams Buyer LLC	7.0	—	7.0	—	—	7.0
Jeppesen Holdings, LLC	0.7	—	0.7	—	—	0.7
Jones Fish Hatcheries & Distributors, LLC and Pond Management Group Holdings, LLC	19.8	—	19.8	—	—	19.8
JSG II, Inc. and Checkers USA, Inc.	23.0	—	23.0	—	—	23.0
Kairos Bidco Limited	3.0	(0.3)	2.7	—	—	2.7
KBHS Acquisition, LLC (d/b/a Alita Care, LLC)	5.0	(4.2)	0.8	—	(0.8)	—
Kene Acquisition, Inc. and Kene Holdings, L.P.	0.1	—	0.1	—	—	0.1
King Risk Partners, LLC	5.7	—	5.7	—	—	5.7
Kings Buyer, LLC	5.0	(1.8)	3.2	—	—	3.2
Knight AcquireCo, LLC and Knight Holdings, LP	20.9	—	20.9	—	—	20.9
Koala Investment Holdings, Inc.	6.9	—	6.9	—	—	6.9
KPS Global LLC and Cool Group LLC	3.4	—	3.4	—	—	3.4

See accompanying notes to consolidated financial statements.

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net unfunded revolving and delayed draw commitments
Laboratories Bidco LLC and Laboratories Topco LLC	20.4	(20.0)	0.4	—	(0.4)	—
LBC Woodlands Purchaser LLC and LBC Woodlands Holdings LP	9.7	(0.2)	9.5	—	—	9.5
LeanTaaS Holdings, Inc.	13.7	—	13.7	—	—	13.7
Legends Hospitality Holding Company, LLC, ASM Buyer, Inc., Legends ASM Holdco I, LLC, and Stadium Coinvest (B)-III, L.P.	11.6	(5.3)	6.3	—	—	6.3
Leviathan Intermediate Holdco, LLC and Leviathan Holdings, L.P.	1.5	—	1.5	—	—	1.5
Lew's Intermediate Holdings, LLC	2.3	—	2.3	—	—	2.3
LHS Borrower, LLC, LH Equity Investors, L.P., Leaf Home, LLC and GC Fund IV Blocker LLC	10.5	(1.3)	9.2	—	—	9.2
Lido Advisors, LLC and LAL Group Holdings, LLC	5.7	(1.8)	3.9	—	—	3.9
Lightbeam Bidco, Inc.	3.3	(0.2)	3.1	—	—	3.1
LivTech Purchaser, Inc.	2.5	—	2.5	—	—	2.5
LJP Purchaser, Inc. and LJP Topco, LP	1.0	—	1.0	—	—	1.0
Lobos Parent, Inc.	9.0	—	9.0	—	—	9.0
Mai Capital Management Intermediate LLC	4.0	(0.4)	3.6	—	—	3.6
Majesco and Magic Topco, L.P.	2.0	—	2.0	—	—	2.0
Manna Pro Products, LLC and MP Blocker A LLC	7.0	—	7.0	—	(7.0)	—
Mari Events Midco LLC and AE EventsCo Holdings LLC	0.8	—	0.8	—	—	0.8
Mavis Tire Express Services Topco Corp., Metis HoldCo, Inc., and Metis TopCo, LP	32.9	(16.6)	16.3	—	—	16.3
Medlar Bidco Limited	8.7	—	8.7	—	—	8.7
Merit Financial Group, LLC and CWC Fund I Co-Invest (MFA) LP	8.0	(1.8)	6.2	—	—	6.2
Merit Software Finance Holdings, LLC	23.7	—	23.7	—	—	23.7
Metatiedot Bidco OY and Metatiedot US, LLC	3.5	(1.7)	1.8	—	—	1.8
Meyer Laboratory, LLC and Meyer Parent, LLC	6.8	(0.6)	6.2	—	—	6.2
Midco Holding, LLC and Nivel Topco, LLC	0.7	—	0.7	—	—	0.7
Ministry Brands Holdings, LLC and RCP MB Investments B, L.P.	8.0	(0.7)	7.3	—	—	7.3
ML Holdco, Inc.	23.3	—	23.3	—	—	23.3
Moderna, Inc.	179.4	—	179.4	—	—	179.4
Modernizing Medicine, Inc. and ModMed Software Midco Holdings, Inc.	9.1	—	9.1	—	—	9.1
Modigent, LLC and OMERS PMC Investment Holdings LLC	6.5	—	6.5	—	—	6.5
Monica Holdco (US), Inc.	6.8	—	6.8	—	—	6.8
Moonraker AcquisitionCo LLC and Moonraker HoldCo LLC	1.2	—	1.2	—	—	1.2
Motor Vehicle Software Corporation	7.0	—	7.0	—	—	7.0
Mountaineer Merger Corporation	13.4	(5.3)	8.1	—	—	8.1
Mr. Greens Intermediate, LLC, Florida Veg Investments LLC, MRG Texas, LLC and Restaurant Produce and Services Blocker, LLC	7.2	(2.3)	4.9	—	—	4.9
MRI Software LLC	8.6	(0.9)	7.7	—	—	7.7
MSIS Holdings, Inc. and MS Precision Parent, LP	13.2	(0.2)	13.0	—	—	13.0
Mustang Prospects Purchaser, LLC, Senske Acquisition, Inc., and Mustang Prospects Holdco, LLC	2.5	(0.5)	2.0	—	—	2.0
NAS, LLC and Nationwide Marketing Group, LLC	3.0	(1.9)	1.1	—	—	1.1
NCP-MSI Buyer, Inc. and NCP MSI Co-Invest, LP	12.6	(4.4)	8.2	—	—	8.2
Nelipak Holding Company, Nelipak European Holdings Cooperatief U.A., KNPAK Holdings, LP and PAKNK Netherlands Treasury B.V.	21.2	(0.6)	20.6	—	—	20.6
Neptune Bidco US Inc. and Elliott Metron Co-Investor Aggregator L.P.	12.6	(0.3)	12.3	—	—	12.3
Netsmart, Inc. and Netsmart Technologies, Inc.	33.8	—	33.8	—	—	33.8
Churchill OpCo Holdings LLC and Victory Topco, LP	40.0	(0.5)	39.5	—	—	39.5
Next Holdco, LLC	0.7	—	0.7	—	—	0.7
NMC Skincare Intermediate Holdings II, LLC	9.3	(2.1)	7.2	—	—	7.2
NMN Holdings III Corp. and NMN Holdings LP	65.4	(2.7)	62.7	—	—	62.7
North American Science Associates, LLC, Cardinal Purchaser LLC and Cardinal Topco Holdings, L.P.	2.5	(2.5)	—	—	—	—
North Haven Fairway Buyer, LLC and Fairway Lawns, LLC	7.0	(3.9)	3.1	—	—	3.1
North Star Acquisitionco, LLC and Toucan Bidco Limited	3.3	—	3.3	—	—	3.3
Northwinds Holding, Inc. and Northwinds Services Group LLC	17.8	—	17.8	—	—	17.8
Oak Funding LLC	8.3	—	8.3	—	—	8.3

See accompanying notes to consolidated financial statements.

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net unfunded revolving and delayed draw commitments
OakBridge Insurance Agency LLC and Maple Acquisition Holdings, LP	7.1	(0.4)	6.7	—	—	6.7
Odevo AB	20.0	—	20.0	—	—	20.0
Omnigo Software, LLC, Omnigo Software - I, Inc., and Omnigo Software - Q, Inc.	2.2	—	2.2	—	—	2.2
Optimizely North America Inc. and Optimizely Sweden Holdings AB	0.8	—	0.8	—	—	0.8
Paris US Holdco, Inc. & 1001028292 Ontario Inc.	24.0	(0.3)	23.7	—	—	23.7
Pathstone Family Office LLC and Kelso XI Tailwind Co-Investment, L.P.	4.2	(0.4)	3.8	—	—	3.8
Pathway Vet Alliance LLC and Jedi Group Holdings LLC	1.8	(0.8)	1.0	—	—	1.0
Patriot Growth Insurance Services, LLC	2.2	—	2.2	—	—	2.2
Pave America Holding, LLC	12.3	(2.0)	10.3	—	—	10.3
PCIA SPV-3, LLC and ASE Royal Aggregator, LLC	0.5	—	0.5	—	—	0.5
PCMI Parent, LLC and PCMI Ultimate Holdings, LP	6.3	—	6.3	—	—	6.3
PCS MidCo, Inc. and PCS Parent, L.P.	5.7	—	5.7	—	—	5.7
PDDS HoldCo, Inc.	2.1	—	2.1	—	—	2.1
PDI TA Holdings, Inc., Peachtree Parent, Inc. and Insight PDI Holdings, LLC	2.5	(1.8)	0.7	—	—	0.7
Pelican Products, Inc.	2.3	(2.2)	0.1	—	—	0.1
People Corporation	16.6	(4.2)	12.4	—	—	12.4
Perforce Software, Inc.	7.5	—	7.5	—	—	7.5
Perigon Wealth Management, LLC, Perigon Wealth Advisors Holdings Company, LLC and CWC Fund I Co-Invest (Prism) LP	3.4	—	3.4	—	—	3.4
PestCo Holdings, LLC and PestCo, LLC	4.6	—	4.6	—	—	4.6
Petrus Buyer, Inc.	1.1	—	1.1	—	—	1.1
PetVet Care Centers, LLC	26.9	(2.7)	24.2	—	—	24.2
Petvisor Holdings, LLC	7.9	(1.3)	6.6	—	—	6.6
pH Beauty Holdings III, Inc.	1.6	—	1.6	—	—	1.6
Pike Corporation	86.7	—	86.7	—	—	86.7
Pinnacle MEP Intermediate Holdco LLC and BPCP Pinnacle Holdings, Inc.	6.0	(0.7)	5.3	—	—	5.3
Plaskolite PPC Intermediate II LLC and Plaskolite PPC Blocker LLC	18.8	(2.3)	16.5	—	—	16.5
Pluralsight, LLC and Pluralsight Holdings, LLC and Paradigmatic Holdco LLC	15.2	—	15.2	—	—	15.2
Poseidon IntermediateCo, Inc.	9.5	—	9.5	—	—	9.5
PracticeTek Purchaser, LLC, PracticeTek MidCo, LLC and GSV PracticeTek Holdings, LLC	1.0	(0.5)	0.5	—	—	0.5
Precision Concepts Parent Inc., Precision Concepts International LLC, and Precision Concepts Canada Corporation	5.6	(0.5)	5.1	—	—	5.1
Premier Specialties, Inc. and RMCF V CIV XLIV, L.P.	3.5	(2.9)	0.6	—	—	0.6
Premiere Buyer, LLC	6.4	—	6.4	—	—	6.4
Premise Health Holding Corp. and OMERS Bluejay Investment Holdings LP	17.1	(0.1)	17.0	—	—	17.0
Priority Waste Holdings LLC, Priority Waste Holdings Indiana LLC and Priority Waste Super Holdings, LLC	0.6	—	0.6	—	—	0.6
Project Alliance Buyer, LLC	2.2	—	2.2	—	—	2.2
Project Cardinal Acquisition, LLC	8.3	—	8.3	—	—	8.3
Project Potter Buyer, LLC and Project Potter Parent, L.P.	13.6	(0.1)	13.5	—	—	13.5
Proofpoint, Inc.	6.4	—	6.4	—	—	6.4
PS Operating Company LLC and PS Op Holdings LLC	7.2	(5.5)	1.7	—	(1.7)	—
PSC Parent, Inc.	9.5	(2.5)	7.0	—	—	7.0
PumpTech, LLC and Impel CV-B, LP	8.7	(0.7)	8.0	—	—	8.0
Pyramid-BMC IntermediateCo I, LLC and Pyramid Investors, LLC	1.6	—	1.6	—	—	1.6
QBS Parent, Inc.	1.6	(0.1)	1.5	—	—	1.5
QF Holdings, Inc.	15.7	—	15.7	—	—	15.7
Quick Quack Car Wash Holdings, LLC and KKR Game Changer Co-Invest Feeder II L.P.	9.3	—	9.3	—	—	9.3
Quirch Foods Holdings, LLC	13.3	—	13.3	—	—	13.3
Radius Aerospace, Inc. and Radius Aerospace Europe Limited	5.8	(3.4)	2.4	—	—	2.4
Radwell Parent, LLC	4.4	(0.7)	3.7	—	—	3.7
RailPros Parent, LLC	5.3	—	5.3	—	—	5.3

See accompanying notes to consolidated financial statements.

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net unfunded revolving and delayed draw commitments
Raptor Technologies, LLC, Sycamore Bidco LTD and Rocket Parent, LLC	8.9	(3.8)	5.1	—	—	5.1
Raven Acquisition Holdings, LLC	5.3	—	5.3	—	—	5.3
Rawlings Sporting Goods Company, Inc. and SEP Diamond Fund, L.P.	11.8	(5.5)	6.3	—	—	6.3
RB Holdings InterCo, LLC	2.1	(0.8)	1.3	—	—	1.3
Reagent Chemical & Research, LLC	2.7	(0.1)	2.6	—	—	2.6
Reddy Ice LLC	237.7	(16.7)	221.0	—	—	221.0
Redwood Services LP	11.4	(0.2)	11.2	—	—	11.2
Reef Lifestyle, LLC	34.2	(31.7)	2.5	—	—	2.5
Registrar Intermediate, LLC and PSP Registrar Co-Investment Fund, L.P.	8.9	(2.7)	6.2	—	—	6.2
Relativity ODA LLC	8.8	—	8.8	—	—	8.8
Repairify, Inc. and Repairify Holdings, LLC	7.3	(5.1)	2.2	—	—	2.2
Retained Vantage Data Centers Intermediate Holdco, LP and Retained Vantage Data Centers Assets, LP	155.1	—	155.1	—	—	155.1
Revalize, Inc.	0.9	(0.6)	0.3	—	—	0.3
Revival Animal Health, LLC	3.3	(1.8)	1.5	—	—	1.5
Rialto Management Group, LLC	1.5	(0.1)	1.4	—	—	1.4
RMS HoldCo II, LLC & RMS Group Holdings, Inc.	2.9	—	2.9	—	—	2.9
Rodeo AcquisitionCo LLC	3.9	—	3.9	—	—	3.9
Royal Borrower, LLC and Royal Parent, LP	14.3	(0.2)	14.1	—	—	14.1
Runway Bidco, LLC	15.6	—	15.6	—	—	15.6
RWA Wealth Partners, LLC	6.5	—	6.5	—	—	6.5
Saber Parent Holdings Corp. and MSHC, Inc.	10.1	—	10.1	—	—	10.1
SageSure Holdings, LLC and SageSure LLC	9.7	—	9.7	—	—	9.7
Sapphire Software Buyer, Inc.	5.9	—	5.9	—	—	5.9
Saturn Purchaser Corp.	0.5	—	0.5	—	—	0.5
SCIH Salt Holdings Inc.	22.5	(3.9)	18.6	—	—	18.6
Severin Acquisition, LLC	63.9	—	63.9	—	—	63.9
SG Acquisition, Inc.	2.0	—	2.0	—	—	2.0
SGM Acquisition Sub, LLC and Schill Holdings, LP	24.6	—	24.6	—	—	24.6
Shoes For Crews Global, LLC and Shoes For Crews Holdings, LLC	0.6	—	0.6	—	—	0.6
Shout! Factory, LLC	2.3	(0.3)	2.0	—	—	2.0
SIG Parent Holdings, LLC	2.4	—	2.4	—	—	2.4
Signant Finance One Limited and Bracket Intermediate Holding Corp.	18.7	—	18.7	—	—	18.7
Silk Holdings III LLC and Silk Holdings I Corp.	10.0	(2.0)	8.0	—	—	8.0
Slaine Holdings LLC	23.2	—	23.2	—	—	23.2
Smarsh Inc. and Skywalker TopCo, LLC	4.7	(0.8)	3.9	—	—	3.9
Spaceship Purchaser, Inc.	6.5	(0.1)	6.4	—	—	6.4
Spark Purchaser, Inc.	2.3	—	2.3	—	—	2.3
Spindrift Beverage Co., Inc. and SBC Aggregator LP	3.8	—	3.8	—	—	3.8
Spirit RR Holdings, Inc. and Winterfell Co-Invest SCSp	1.7	(0.1)	1.6	—	—	1.6
Sport Maska Inc.	12.9	(2.8)	10.1	—	—	10.1
Spruce Bidco II Inc.	50.7	—	50.7	—	—	50.7
St Athena Global LLC and St Athena Global Holdings Limited	4.0	(0.4)	3.6	—	—	3.6
Sterilex LLC	1.3	—	1.3	—	—	1.3
Steward Partners Global Advisory, LLC and Steward Partners Investment Advisory, LLC	9.9	—	9.9	—	—	9.9
Sugar PPC Buyer LLC	2.7	—	2.7	—	—	2.7
Sun Acquirer Corp. and Sun TopCo, LP	52.0	(1.1)	50.9	—	—	50.9
Sundance Group Holdings, Inc.	4.4	(0.8)	3.6	—	—	3.6
Sunk Rock Foundry Partners LP, Hatteras Electrical Manufacturing Holding Company and Sigma Electric Manufacturing Corporation	10.4	(7.2)	3.2	—	—	3.2
Sunvair Aerospace Group, Inc. and GB Helios Holdings, L.P.	34.8	—	34.8	—	—	34.8
Superman Holdings, LLC	5.1	—	5.1	—	—	5.1
Supplying Demand, Inc.	0.1	—	0.1	—	—	0.1
Surescripts, LLC	26.9	—	26.9	—	—	26.9
SV Newco 2, Inc. and Site 2020 Incorporated	9.4	(0.5)	8.9	—	—	8.9
See accompanying notes to consolidated financial statements.

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net unfunded revolving and delayed draw commitments
Symplr Software Inc. and Symplr Software Intermediate Holdings, Inc.	10.0	(7.3)	2.7	—	—	2.7
Systems Planning and Analysis, Inc.	4.0	(1.7)	2.3	—	—	2.3
Talon Buyer Inc. and Talon Holdings SCSP	14.7	—	14.7	—	—	14.7
Tamarack Intermediate, L.L.C. and Tamarack Parent, L.L.C.	25.8	—	25.8	—	—	25.8
Taymax Group, L.P., Taymax Group G.P., LLC, PF Salem Canada ULC and TCP Fit Parent, L.P.	17.0	(0.3)	16.7	—	—	16.7
TCI Buyer LLC and TCI Holdings, LP	24.2	—	24.2	—	—	24.2
TCP Hawker Intermediate LLC	16.6	(3.4)	13.2	—	—	13.2
Team Acquisition Corporation	6.1	(3.8)	2.3	—	—	2.3
Telle Tire & Auto Service, LLC and Next Horizon Capital TireCo SPV, LP	5.7	(0.3)	5.4	—	—	5.4
The Arcticom Group, LLC and AMCP Mechanical Holdings, LP	14.0	(12.6)	1.4	—	—	1.4
The Hiller Companies, LLC	6.4	(0.1)	6.3	—	—	6.3
The Mather Group, LLC, TVG-TMG Topco, Inc., and TVG-TMG Holdings, LLC	1.4	(0.1)	1.3	—	—	1.3
The Ultimus Group Midco, LLC, The Ultimus Group, LLC, and The Ultimus Group Aggregator, LP	10.2	—	10.2	—	—	10.2
Thermostat Purchaser III, Inc.	7.7	(0.6)	7.1	—	—	7.1
THG Acquisition, LLC	40.6	(9.8)	30.8	—	—	30.8
Three Rivers Buyer, Inc.	1.9	—	1.9	—	—	1.9
Tiger Holdco LLC	10.6	—	10.6	—	—	10.6
Titan BW Borrower L.P.	13.6	—	13.6	—	—	13.6
Trading Technologies International, Inc.	2.3	—	2.3	—	—	2.3
Transit Technologies LLC	6.7	—	6.7	—	—	6.7
Triwizard Holdings, Inc. and Triwizard Parent, LP	21.0	(4.6)	16.4	—	—	16.4
Truck-Lite Co., LLC, ECCO Holdings Corp., and Clarity Technologies Holdings, LP	72.3	(0.2)	72.1	—	—	72.1
Truist Insurance Holdings, LLC and McGriff Insurance Services, LLC	5.4	—	5.4	—	—	5.4
TSWT Acquisition, Inc. and TSWT Holdings, LLC	7.6	(0.1)	7.5	—	—	7.5
Two Six Labs, LLC	10.2	—	10.2	—	—	10.2
U.S. Urology Partners, LLC, General Atlantic (USU) Blocker Collection Holdco, L.P., and General Atlantic (USU-2) Coinvest, L.P.	1.3	—	1.3	—	—	1.3
UFS, LLC and BV-UFS Aggregator, LLC	2.7	(0.7)	2.0	—	—	2.0
United Digestive MSO Parent, LLC and Koln Co-Invest Unblocked, LP	3.8	—	3.8	—	—	3.8
Unity Purchaser, LLC and Unity Ultimate Holdings, LP	8.8	—	8.8	—	—	8.8
UP Intermediate II LLC and UPBW Blocker LLC	5.9	(0.2)	5.7	—	—	5.7
US Salt Investors, LLC and Emerald Lake Pearl Acquisition-A, L.P.	9.9	—	9.9	—	—	9.9
Vamos Bidco, Inc.	9.9	—	9.9	—	—	9.9
Verista, Inc.	4.0	—	4.0	—	—	4.0
Vertex Service Partners, LLC and Vertex Service Partners Holdings, LLC	13.6	(0.4)	13.2	—	(12.0)	1.2
Victors Purchaser, LLC and WP Victors Co-Investment, L.P.	20.0	(1.4)	18.6	—	—	18.6
Viper Bidco, Inc.	10.3	—	10.3	—	—	10.3
Visual Edge Technology, Inc., VEIT, LLC, and VEIT Topco, LLC	2.6	(1.0)	1.6	—	—	1.6
VPP Intermediate Holdings, LLC and VPP Group Holdings, L.P.	11.0	—	11.0	—	—	11.0
VRC Companies, LLC	5.4	—	5.4	—	—	5.4
VRS Buyer, Inc.	6.8	—	6.8	—	—	6.8
W.S. Connelly & Co., LLC and WSC Ultimate Holdings, LLC	4.2	—	4.2	—	—	4.2
Watermill Express, LLC and Watermill Express Holdings, LLC	3.9	(0.1)	3.8	—	—	3.8
Waverly Advisors, LLC and WAAM Topco, LLC	7.9	(0.8)	7.1	—	—	7.1
Wealth Enhancement Group, LLC	34.7	—	34.7	—	—	34.7
WebPT, Inc. and WPT Intermediate Holdco, Inc.	0.9	(0.7)	0.2	—	—	0.2
Wellington Bidco Inc. and Wellington TopCo LP	30.2	(0.6)	29.6	—	—	29.6
Wellington-Altus Financial Inc.	1.2	(0.3)	0.9	—	—	0.9
Wellness AcquisitionCo, Inc.	4.2	(0.1)	4.1	—	—	4.1
Wharf Street Ratings Acquisition LLC	9.2	—	9.2	—	—	9.2
WorkWave Intermediate II, LLC	10.7	(0.7)	10.0	—	—	10.0

See accompanying notes to consolidated financial statements.

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net unfunded revolving and delayed draw commitments
World Insurance Associates, LLC and World Associates Holdings, LLC	1.9	—	1.9	—	—	1.9
Worldwide Produce Acquisition, LLC and REP WWP Coinvest IV, L.P.	1.8	(0.4)	1.4	—	—	1.4
WRE Sports Investments LLC	5.1	—	5.1	—	(5.1)	—
WSHP FC Acquisition LLC and WSHP FC Holdings LLC	16.3	(1.0)	15.3	—	—	15.3
WU Holdco, Inc.	8.6	(0.6)	8.0	—	—	8.0
YE Brands Holdings, LLC	3.0	(0.6)	2.4	—	—	2.4
ZenDesk, Inc., Zoro TopCo, Inc. and Zoro TopCo, LP	2.2	—	2.2	—	—	2.2
Zeppelin US Buyer Inc. and Providence Equity Partners IX-C L.P.	5.1	—	5.1	—	—	5.1
Zinc Buyer Corporation and Marmic Fire & Safety Co., Inc.	5.7	(0.1)	5.6	—	—	5.6
ZocDoc, Inc.	12.3	—	12.3	—	—	12.3
	$5,722.7	$(491.5)	$5,231.2	$—	$(41.1)	$5,190.1

(14)As of December 31, 2025, the Company was party to agreements to fund equity investments as follows:

(in millions) Company	Total equity commitments	Less: funded equity commitments	Total unfunded equity commitments	Less: equity commitments substantially at the discretion of the Company	Total net unfunded equity commitments
AthenaHealth Group Inc., Minerva Holdco, Inc. and BCPE Co-Invest (A), LP	$1.2	$—	$1.2	$—	$1.2
Banyan Software Holdings, LLC and Banyan Software Intermediate, Inc.	14.8	—	14.8	—	14.8
Calera XXVIII, LLC	1.0	—	1.0	—	1.0
Constellation Wealth Capital Fund, L.P.	6.0	(4.5)	1.5	—	1.5
DOXA Insurance Holdings LLC and Rocket Co-Invest, SLP	0.1	—	0.1	—	0.1
European Capital UK SME Debt LP	5.7	—	5.7	(5.7)	—
Grit Buyer, Inc. and Integrum Grit Co-Invest LP	2.3	—	2.3	—	2.3
GSM Rights Fund II LP	10.1	—	10.1	—	10.1
GTCR F Buyer Corp. and GTCR (D) Investors LP	1.3	—	1.3	—	1.3
HFCP XI (Parallel - A), L.P.	7.5	—	7.5	—	7.5
High Street Buyer, Inc. and High Street Holdco LLC	38.6	—	38.6	—	38.6
Linden Structured Capital Fund II-A LP	2.3	(1.7)	0.6	—	0.6
LJ Perimeter Buyer, Inc. and LJ Perimeter Co-Invest, L.P.	11.6	(9.7)	1.9	—	1.9
Marco Polo Fund SCSp-RAIF	31.9	—	31.9	—	31.9
NCP-MSI Buyer, Inc. and NCP MSI Co-Invest, LP	1.3	(0.9)	0.4	—	0.4
Pathstone Family Office LLC and Kelso XI Tailwind Co-Investment, L.P.	0.1	—	0.1	—	0.1
PCG-Ares Sidecar Investment, L.P.	50.0	(12.4)	37.6	(37.6)	—
Propagate Content LLC	8.1	—	8.1	—	8.1
PumpTech, LLC and Impel CV-B, LP	0.3	—	0.3	—	0.3
Rawlings Sporting Goods Company, Inc. and SEP Diamond Fund, L.P.	12.2	(11.1)	1.1	—	1.1
Schill Landscaping and Lawn Care Services LLC, Tender Lawn Care ULC and Landscape Parallel Partners, L.P.	—	—	—	—	—
Spindrift Beverage Co., Inc. and SBC Aggregator LP	1.2	—	1.2	—	1.2
Wellington-Altus Financial Inc.	1.0	—	1.0	—	1.0
Worldwide Produce Acquisition, LLC and REP WWP Coinvest IV, L.P.	0.2	—	0.2	—	0.2
Zeppelin US Buyer Inc. and Providence Equity Partners IX-C L.P.	0.3	—	0.3	—	0.3
	$209.1	$(40.3)	$168.8	$(43.3)	$125.5

(15)As of December 31, 2025, the Company had commitments to co-invest in the SDLP for its portion of the SDLP’s commitment to fund delayed draw loans of up to $60. See Note 4 for more information on the SDLP.

(16)Other than the investments noted by this footnote, the fair value of the Company’s investments is determined using unobservable inputs that are significant to the overall fair value measurement. See Note 8 for more information regarding the fair value of the Company’s investments.

See accompanying notes to consolidated financial statements.

(17)As of December 31, 2025, the estimated net unrealized gain for federal tax purposes was approximately $300 million based on a tax cost basis of $29.2 billion. As of December 31, 2025, the estimated aggregate gross unrealized gain for federal income tax purposes was approximately $1.3 billion and the estimated aggregate gross unrealized loss for federal income tax purposes was approximately $1.0 billion.

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

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
										28.2	27.8
WebPT, Inc. and WPT Intermediate Holdco, Inc. (15)	Electronic medical record software provider	First lien senior secured revolving loan	10.87%	SOFR (Q)	6.25%	08/2019	01/2028		0.4	0.4	0.4	(2)(11)
		First lien senior secured revolving loan	12.75%	Base Rate (Q)	5.25%	08/2019	01/2028		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	10.86%	SOFR (Q)	6.25%	08/2019	01/2028		0.1	0.1	0.1	(2)(11)
		Senior subordinated loan	13.25% PIK			05/2024	05/2029		65.3	65.3	65.3	(2)
										65.9	65.9
Wellington Bidco Inc. and Wellington TopCo LP (15)	Provider of ERP and payments software for local governments	First lien senior secured revolving loan	9.33%	SOFR (Q)	5.00%	06/2024	06/2030		0.6	0.6	0.6	(2)(11)
		First lien senior secured loan	9.33%	SOFR (Q)	5.00%	06/2024	06/2030		60.9	60.9	60.9	(2)(11)
		Class A-2 preferred units	8.00% PIK			06/2024		2,323,000		2.4	2.4	(2)
										63.9	63.9
Wellness AcquisitionCo, Inc. (15)	Provider of retail consumer insights and analytics for manufacturers and retailers in the natural, organic and specialty products industry	First lien senior secured loan	9.96%	SOFR (M)	5.50%	01/2021	01/2027		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	9.96%	SOFR (M)	5.50%	02/2022	01/2027		1.7	1.7	1.7	(2)(11)
										1.8	1.8
WorkWave Intermediate II, LLC (15)	Provider of cloud-based field services and fleet management solutions	First lien senior secured revolving loan	11.43%	SOFR (Q)	7.00%	06/2021	06/2027		1.1	1.1	1.1	(2)(11)
		First lien senior secured loan	11.36% (3.50% PIK)	SOFR (Q)	7.00%	06/2021	06/2027		53.0	53.0	53.0	(2)(11)
		First lien senior secured loan	11.43% (3.50% PIK)	SOFR (Q)	7.00%	02/2022	06/2027		19.3	19.3	19.3	(2)(11)
		First lien senior secured loan	11.43% (3.50% PIK)	SOFR (Q)	7.00%	03/2024	06/2027		6.4	6.4	6.4	(2)(11)
										79.8	79.8
ZenDesk, Inc., Zoro TopCo, Inc. and Zoro TopCo, LP (15)	Provider of cloud-based customer support solutions	First lien senior secured loan	9.33%	SOFR (S)	5.00%	12/2022	11/2028		43.4	43.4	43.4	(2)(11)
		Series A preferred stock	13.83% PIK	SOFR (Q)	9.50%	11/2022		27,226		35.3	35.3	(2)
		Class A common units				11/2022		269,100		2.7	2.6	(2)
										81.4	81.3

										6,490.1	6,470.5		48.45%
Health Care Equipment and Services
Absolute Dental Group LLC and Absolute Dental Equity, LLC (5)(15)	Dental services provider	First lien senior secured revolving loan	9.59% PIK	SOFR (Q)	5.00%	06/2021	06/2026		14.5	14.5	14.5	(2)(11)
		First lien senior secured loan	9.59% PIK	SOFR (Q)	5.00%	09/2024	06/2026		41.3	41.3	41.3	(2)(11)
		Class A preferred units				09/2024		20,000,000		16.2	11.5	(2)
		Class A common units				06/2021		6,553,553		4.7	—	(2)
										76.7	67.3

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

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
U.S. Anesthesia Partners, Inc. & U.S. Anesthesia Partners Holdings, Inc.	Anesthesiology service provider	Second lien senior secured loan	12.17%	SOFR (M)	7.50%	10/2021	10/2029		147.8	147.8	147.8	(2)(11)
		Common stock				12/2021		3,671,429		12.9	8.9	(2)
										160.7	156.7
United Digestive MSO Parent, LLC and Koln Co-Invest Unblocked, LP (15)	Gastroenterology physician group	First lien senior secured revolving loan	10.14%	SOFR (Q)	5.75%	03/2023	03/2029		0.5	0.5	0.5	(2)(11)
		First lien senior secured loan	10.08%	SOFR (Q)	5.75%	03/2023	03/2029		10.2	10.2	10.2	(2)(11)
		Class A interests				03/2023		4,623		4.6	5.9
										15.3	16.6
Viant Medical Holdings, Inc.	Manufacturer of plastic and rubber components for health care equipment	First lien senior secured loan	8.60%	SOFR (Q)	4.00%	10/2024	10/2031		27.6	27.5	27.9	(2)(18)
VPP Intermediate Holdings, LLC and VPP Group Holdings, L.P. (15)	Veterinary hospital operator	First lien senior secured loan	10.21%	SOFR (M)	5.75%	12/2021	12/2027		6.1	6.1	6.1	(2)(11)
		First lien senior secured loan	10.21%	SOFR (M)	5.75%	08/2022	12/2027		9.1	9.1	9.1	(2)(11)
		First lien senior secured loan	10.16%	SOFR (M)	5.75%	08/2023	12/2027		12.4	12.4	12.4	(2)(11)
		First lien senior secured loan	10.27%	SOFR (M)	5.75%	03/2024	12/2027		2.0	2.0	2.0	(2)(11)
		Class A-2 units				12/2021		7,524		7.5	11.9	(2)
		Class A-2 units				03/2023		45		0.1	0.1	(2)
										37.2	41.6
WSHP FC Acquisition LLC and WSHP FC Holdings LLC (15)	Provider of biospecimen products for pharma research	First lien senior secured revolving loan	11.98% (4.00% PIK)	SOFR (Q)	7.50%	03/2018	03/2028		10.2	10.2	9.5	(2)(11)(14)
		First lien senior secured loan	11.98% (4.00% PIK)	SOFR (Q)	7.50%	03/2018	03/2028		33.2	33.2	30.9	(2)(11)
		First lien senior secured loan	11.98% (4.00% PIK)	SOFR (Q)	7.50%	02/2019	03/2028		4.5	4.5	4.2	(2)(11)
		First lien senior secured loan	11.98% (4.00% PIK)	SOFR (Q)	7.50%	08/2019	03/2028		13.9	13.9	12.9	(2)(11)
		First lien senior secured loan	11.98% (4.00% PIK)	SOFR (Q)	7.50%	10/2019	03/2028		10.8	10.7	10.0	(2)(11)
		First lien senior secured loan	11.98% (4.00% PIK)	SOFR (Q)	7.50%	10/2021	03/2028		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	11.98% (4.00% PIK)	SOFR (Q)	7.50%	11/2021	03/2028		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	11.98% (4.00% PIK)	SOFR (Q)	7.50%	07/2022	03/2028		31.2	31.2	29.0	(2)(11)
		Class A preferred units				11/2024		455		0.3	—
		Common units				07/2022		35,299		5.0	3.1
										109.2	99.8
ZocDoc, Inc.	Healthcare marketplace connecting patients and providers	First lien senior secured loan	11.02%	SOFR (Q)	6.50%	05/2024	05/2029		74.1	71.8	74.1	(2)(11)

										3,405.4	3,286.0		24.61%
Financial Services
Aduro Advisors, LLC (15)	Provider of fund administration services	First lien senior secured loan	9.36%	SOFR (M)	5.00%	07/2024	07/2030		8.3	8.3	8.2	(2)(11)

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

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
TSS Buyer, LLC (15)	Provider of outsourced testing, inspection, certification, and compliance services to healthcare and life sciences end markets	First lien senior secured loan	10.23%	SOFR (M)	5.50%	07/2023	06/2029		2.1	2.1	2.1	(2)(11)
UP Intermediate II LLC and UPBW Blocker LLC (15)	Provider of essential mechanical, electrical and plumbing services to commercial customers	First lien senior secured revolving loan				03/2024	03/2030		—	—	—	(2)(11)(13)
		First lien senior secured loan	9.58%	SOFR (Q)	5.25%	03/2024	03/2031		4.8	4.8	4.8	(2)(11)
		Common units				03/2024		60,470		6.0	5.5	(2)
		Common units				09/2024		3,918		0.3	0.4	(2)
										11.1	10.7
Valcourt Holdings II, LLC and Jobs Holdings, Inc. (15)	Provider of window cleaning and building facade maintenance and restoration services	First lien senior secured loan	10.43%	SOFR (Q)	5.75%	11/2023	11/2029		55.9	55.9	55.9	(2)(11)
Visual Edge Technology, Inc. (5)(15)	Provider of outsourced office solutions with a focus on printer and copier equipment and other parts and supplies	First lien senior secured loan	11.66% (1.25% PIK)	SOFR (Q)	7.00%	07/2023	12/2025		33.6	33.3	33.6	(2)(11)
		Senior preferred stock	10.00% PIK			07/2023		4,737		47.2	45.1	(2)
		Junior preferred stock				07/2023		6,600		—	—	(2)
		Warrant to purchase shares of common stock				08/2017	08/2030	10,358,572		3.9	—	(2)
										84.4	78.7
VRC Companies, LLC (15)	Provider of records and information management services	Senior subordinated loan	12.00% (2.00% PIK)			05/2022	06/2028		5.2	5.3	5.2	(2)
W.S. Connelly & Co., LLC and WSC Ultimate Holdings, LLC (15)	Provider of agronomics products for landscapers, contractors and golf course end users	First lien senior secured loan	9.58%	SOFR (Q)	5.25%	05/2024	05/2030		17.3	17.3	17.1	(2)(11)
		Class A preferred units	10.00% PIK			05/2024		9,260		1.0	0.9
		Class A common units				05/2024		862		—	—
										18.3	18.0
Wash Encore Holdings, LLC	Provider of outsourced healthcare linen management solutions	First lien senior secured loan	10.96%	SOFR (M)	6.50%	07/2021	07/2027		96.5	96.5	96.5	(2)(11)
		First lien senior secured loan	10.96%	SOFR (M)	6.50%	07/2024	07/2027		16.6	16.4	16.6	(2)(11)
										112.9	113.1
XIFIN, Inc. and ACP Charger Co-Invest LLC (15)	Revenue cycle management provider to labs	First lien senior secured revolving loan	11.23%	SOFR (Q)	6.75%	02/2020	02/2026		5.7	5.7	5.3	(2)(11)
		First lien senior secured loan	11.23%	SOFR (Q)	6.75%	07/2021	02/2026		0.1	0.1	0.1	(2)(11)
		First lien senior secured loan	11.23%	SOFR (Q)	6.75%	12/2021	02/2026		37.0	36.8	34.4	(2)(11)
		Class A units				02/2020		180,000		1.8	1.7	(2)
		Class B units				12/2021		46,363		0.9	0.8	(2)
		Class C units				06/2024		238		0.2	0.2	(2)
										45.5	42.5

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
______________________________________________________________________

*    Together with Varagon and its clients, the Company has co-invested through the Senior Direct Lending Program LLC (d/b/a the “Senior Direct Lending Program” or the “SDLP”). The SDLP has been capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of the SDLP must be approved by an investment committee of the SDLP consisting of representatives of the Company and Varagon (with approval from a representative of each required); therefore, although the Company owns more than 25% of the voting securities of the SDLP, the Company does not believe that it has control over the SDLP (for purposes of the Investment Company Act or otherwise) because, among other things, these “voting securities” do not afford the Company the right to elect directors of the SDLP or any other special rights (see Note 4).

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

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions, except per share data)

	Common Stock		Capital in Excess of Par Value	Accumulated Undistributed (Overdistributed) Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	519	$1	$9,556	$(2)	$9,555
Issuance of common stock, net of offering and underwriting costs	61	—	1,155	—	1,155
Shares issued in connection with dividend reinvestment plan	2	—	47	—	47
Net investment income	—	—	—	1,258	1,258
Net realized losses on investments, foreign currency and other transactions	—	—	—	(171)	(171)
Net unrealized gains on investments, foreign currency and other transactions	—	—	—	435	435
Dividends declared and payable ($1.92 per share)	—	—	—	(1,078)	(1,078)
Tax reclassification of stockholders’ equity in accordance with GAAP	—	—	(20)	20	—
Balance at December 31, 2023	582	$1	$10,738	$462	$11,201
Issuance of common stock, net of offering and underwriting costs	66	—	1,364	—	1,364
Shares issued in connection with dividend reinvestment plan	4	—	80	—	80
Net investment income	—	—	—	1,436	1,436
Net realized losses on investments, foreign currency, extinguishment of debt and other transactions	—	—	—	(102)	(102)
Net unrealized gains on investments, foreign currency and other transactions	—	—	—	188	188
Conversion of 2024 Convertible Notes	20	—	407	—	407
Dividends declared and payable ($1.92 per share)	—	—	—	(1,219)	(1,219)
Tax reclassification of stockholders’ equity in accordance with GAAP	—	—	(87)	87	—
Balance at December 31, 2024	672	$1	$12,502	$852	$13,355
Issuance of common stock, net of offering and underwriting costs	42	—	928	—	928
Shares issued in connection with dividend reinvestment plan	4	—	87	—	87
Net investment income	—	—	—	1,415	1,415
Net realized losses on investments, foreign currency and other transactions	—	—	—	(20)	(20)
Net unrealized losses on investments, foreign currency and other transactions	—	—	—	(96)	(96)
Dividends declared and payable ($1.92 per share)	—	—	—	(1,351)	(1,351)
Tax reclassification of stockholders’ equity in accordance with GAAP	—	—	(158)	158	—
Balance at December 31, 2025	718	$1	$13,359	$958	$14,318

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	For the Years Ended December 31,
	2025	2024	2023
OPERATING ACTIVITIES:
Net increase in stockholders' equity resulting from operations	$1,299	$1,522	$1,522
Adjustments to reconcile net increase in stockholders’ equity resulting from operations:
Net realized losses on investments, foreign currency and other transactions	20	88	171
Net unrealized (gains) losses on investments, foreign currency and other transactions	96	(188)	(435)
Realized loss on extinguishment of debt	—	14	—
Net gain on interest rate swaps accounted for as hedge instruments and the related hedged items	(1)	—	—
Net accretion of discount on investments	(17)	(17)	(18)
PIK interest	(219)	(206)	(166)
Collections of PIK interest	131	109	48
PIK dividends	(268)	(257)	(198)
Collections of PIK dividends	149	33	11
Amortization of debt issuance costs	34	33	31
Net amortization of discount/premium on notes payable	—	(6)	(5)
Proceeds from sales and repayments of investments and other transactions	11,216	9,212	5,315
Purchases of investments	(14,075)	(12,622)	(5,804)
Changes in operating assets and liabilities:
Interest receivable	(2)	(45)	(60)
Other assets	(35)	5	(8)
Base management fee payable	11	16	5
Income based fee payable	(2)	1	9
Capital gains incentive fee payable	(23)	17	53
Interest and facility fees payable	23	38	27
Payable to participants	(32)	134	(5)
Interest rate swap collateral payable	93	62	31
Accounts payable and other liabilities	(115)	(71)	(13)
Net cash provided by (used in) operating activities	(1,717)	(2,128)	511
FINANCING ACTIVITIES:
Borrowings on debt	12,534	13,238	5,215
Repayments and repurchases of debt	(10,340)	(10,968)	(5,558)
Debt issuance costs	(45)	(59)	(20)
Repayment of 2024 Convertible Notes	—	(10)	—
Net proceeds from issuance of common stock	928	1,364	1,155
Dividends paid	(1,264)	(1,139)	(1,031)
Secured borrowings, net	(32)	(2)	(45)
Net cash provided by (used in) financing activities	1,781	2,424	(284)
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	64	296	227
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	860	564	337
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$924	$860	$564
Supplemental Information:
Interest paid during the period	$750	$676	$524
Taxes, including excise taxes, paid during the period	$163	$66	$36
Dividends declared and payable during the period	$1,351	$1,219	$1,078

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2025
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

The Company’s investment objective is to generate both current income and capital appreciation through debt and equity investments. The Company invests primarily in first lien senior secured loans (including “unitranche” loans, which are loans that combine both senior and subordinated loans, generally in a first lien position) and second lien senior secured loans. In addition to senior secured loans, the Company also invests in subordinated loans (sometimes referred to as mezzanine debt) and preferred equity. To a lesser extent, the Company also makes common equity investments.

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include funds from time to time deposited with financial institutions and short-term, liquid investments in a money market account. Cash and cash equivalents are carried at cost which approximates fair value. As of December 31, 2025 and 2024, there was $26 and $18, respectively, of cash denominated in foreign currencies included within “cash and cash equivalents” or “restricted cash” in the accompanying consolidated balance sheet.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the consolidated balance sheet to the total amount shown at the end of the applicable period in the consolidated statement of cash flows:

	As of December 31,
	2025	2024
Cash and cash equivalents	$638	$635
Restricted cash	286	225
Total cash, cash equivalents and restricted cash	$924	$860

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which intends to improve the transparency of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company adopted ASU 2023-09 effective December 31, 2025 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements.

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

Effective June 21, 2019, in connection with the Company’s board of directors’ approval of the modification of the asset coverage requirement applicable to senior securities from 200% to 150%, the investment advisory and management agreement was amended to reduce the Company’s annual base management fee rate from 1.5% to 1.0% on all assets financed using leverage over 1.0x debt to equity. For all assets financed using leverage up to 1.0x debt to equity, the annual base management fee rate is 1.5%. The base management fee is based on the average value of the Company’s total assets (other than cash or cash equivalents but including assets purchased with borrowed funds) at the end of the two most recently completed calendar quarters and is calculated by applying the applicable fee rate. The base management fee is payable quarterly in arrears. See Note 5 for more information.

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

The base management fee, income based fee and capital gains incentive fee for the years ended December 31, 2025, 2024 and 2023 were as follows:

	For the Years Ended December 31,
	2025	2024	2023
Base management fee	$425	$374	$323
Income based fee	$348	$364	$328
Capital gains incentive fee(1)	$(23)	$18	$53
________________________________________

(1)Accrued in accordance with GAAP as discussed below. As of December 31, 2025 and 2024, there was no capital gains incentive fee actually payable under the Company's investment advisory and management agreement.

There was no capital gains incentive fee payable to the Company’s investment adviser as calculated under the investment advisory and management agreement for the years ended December 31, 2025 and 2024. In addition, in accordance with GAAP, the Company had cumulatively accrued a capital gains incentive fee of $82 as of December 31, 2025. GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the investment advisory and management agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains incentive fee plus the aggregate cumulative unrealized capital appreciation, net of any expense associated with cumulative unrealized capital depreciation or appreciation. If such amount is positive at the end of a period, then GAAP requires the Company to record a capital gains incentive fee equal to 20% of such cumulative amount, less the aggregate amount of actual capital gains incentive fee paid or capital gains incentive fee accrued under GAAP in all prior periods. As of December 31, 2025, the Company has paid capital gains incentive fee since inception totaling $133. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future.

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

The services of all investment professionals and staff of the Company’s investment adviser, when and to the extent engaged in providing investment advisory and management services to the Company, and the compensation and routine overhead expenses of such personnel allocable to such services, are provided and paid for by the Company’s investment adviser. Under the investment advisory and management agreement, the Company bears all other costs and expenses of its operations and transactions, including, but not limited to, those relating to: organization; calculation of the Company’s net asset value (including, but not limited to, the cost and expenses of any IVP); expenses incurred by the Company’s investment adviser payable to third parties, including agents, consultants or other advisers, in monitoring the Company’s financial and legal affairs and in monitoring the Company’s investments (including the cost of consultants hired to develop information technology systems designed to monitor the Company’s investments) and performing due diligence on the Company’s prospective portfolio companies; interest payable on indebtedness, if any, incurred to finance the Company’s investments (including, but not limited to, payments to third-party vendors for financial information services); offerings of the Company’s common stock and other securities (including, but not limited to, costs of rating agencies); investment advisory and management fees; administration fees payable under the administration agreement; fees payable to third parties, including agents, consultants or other advisers, relating to, or associated with, evaluating and making investments in portfolio companies, regardless of whether such transactions are ultimately consummated (including, but not limited to, payments to third-party vendors for financial information services); transfer agent and custodial fees; registration fees; listing fees; taxes; independent directors’ fees and expenses; costs of preparing and filing reports or other documents required by governmental bodies (including the Securities and Exchange Commission (the “SEC”)); the costs of any reports, proxy statements or other notices to stockholders, including printing costs; to the extent the Company is covered by any joint insurance policies, the Company’s allocable portion of the insurance premiums for such policies; direct costs and expenses of administration, including auditor and legal costs; and all other expenses incurred by the Company or its administrator in connection with administering the Company’s business as described in more detail under “Administration Agreement” below.

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

For the years ended December 31, 2025, 2024 and 2023, the Company incurred $15, $12 and $13 respectively, in administrative and other fees, including certain costs that are reimbursable to the Company’s investment adviser under the investment advisory and management agreement or the Company’s administrator under the administration agreement. As of December 31, 2025 and 2024, $6 and $5, respectively, of the administrative and other fees were unpaid and included in “accounts payable and other liabilities” in the accompanying consolidated balance sheet.

4. INVESTMENTS

As of December 31, 2025 and 2024, investments consisted of the following:

	As of December 31,
	2025		2024
	Amortized Cost(1)	Fair Value	Amortized Cost(1)	Fair Value
First lien senior secured loans(2)	$18,103	$17,858	$15,519	$15,179
Second lien senior secured loans	1,558	1,487	1,935	1,847
Subordinated certificates of the SDLP(3)	1,103	1,117	1,263	1,192
Senior subordinated loans	1,690	1,585	1,384	1,351
Preferred equity	2,597	2,475	2,667	2,649
Ivy Hill Asset Management, L.P.(4)	2,231	2,434	1,701	1,915
Other equity	1,968	2,529	1,905	2,587
Total	$29,250	$29,485	$26,374	$26,720
________________________________________

(1)The amortized cost represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest or dividends.

(2)First lien senior secured loans include certain loans that the Company classifies as “unitranche” loans. The total amortized cost and fair value of the loans that the Company classified as “unitranche” loans were $11,349 and $11,239 respectively, as of December 31, 2025, and $8,772 and $8,624, respectively, as of December 31, 2024.

(3)The proceeds from these certificates were applied to co-investments with Varagon Capital Partners (“Varagon”) and its clients to fund first lien senior secured loans to 39 and 20 different borrowers as of December 31, 2025 and 2024, respectively.

(4)Includes the Company’s subordinated loan to and equity investments in IHAM (as defined below), as applicable.

The Company uses GICS for classifying the industry groupings of its portfolio companies. The industrial and geographic compositions of the Company’s portfolio at fair value as of December 31, 2025 and 2024 were as follows:

	As of December 31,
	2025	2024
Industry
Software and Services	23.8%	24.2%
Financial Services(1)	12.4	9.9
Health Care Equipment and Services	11.3	12.3
Commercial and Professional Services	9.4	9.4
Consumer Services	5.6	5.1
Insurance	5.2	5.9
Consumer Distribution and Retail	4.8	5.7
Capital Goods	4.6	2.7
Sports, Media and Entertainment	4.0	4.6
Investment Funds and Vehicles(2)	3.9	4.6
Pharmaceuticals, Biotechnology and Life Sciences	2.7	2.6
Materials	2.2	1.2
Independent Power and Renewable Electricity Producers	2.2	3.7
Consumer Durables and Apparel	2.0	2.3
Household and Personal Products	1.4	1.0
Other	4.5	4.8
Total	100.0%	100.0%
________________________________________

(1)Includes the Company’s investment in IHAM.

(2)Includes the Company’s investment in the SDLP (as defined below), which made first lien senior secured loans to 39 and 20 different borrowers as of December 31, 2025 and 2024, respectively. The portfolio companies in the SDLP are in industries similar to the companies in the Company’s portfolio.

	As of December 31,
	2025	2024
Geographic Region
Midwest	22.9%	20.9%
West(1)	20.3	25.2
Southeast	18.8	19.3
Mid-Atlantic	16.3	16.1
Northeast(2)	15.1	12.2
International	6.6	6.3
Total	100.0%	100.0%
________________________________________

(1)Includes the Company’s investment in the SDLP, which represented 3.8% and 4.5% of the total investment portfolio at fair value as of December 31, 2025 and 2024, respectively.

(2)Includes the Company’s investment in IHAM, which represented 8.3% and 7.1% of the total investment portfolio at fair value as of December 31, 2025 and 2024, respectively.

As of December 31, 2025 and 2024, loans on non-accrual status represented 1.8% of the total investments at amortized cost (or 1.2% at fair value) and 1.7% at amortized cost (or 1.0% at fair value), respectively.

Ivy Hill Asset Management, L.P.

Ivy Hill Asset Management, L.P. (“IHAM”), a wholly owned portfolio company of the Company, is an asset manager and an SEC-registered investment adviser. As of December 31, 2025, IHAM had assets under management of approximately $14.6 billion. As of December 31, 2025, IHAM managed 23 vehicles (the “IHAM Vehicles”). IHAM earns fee income from managing the IHAM Vehicles and has also invested in certain of these vehicles as part of its business strategy. The amortized cost of IHAM’s total investments as of December 31, 2025 and 2024 was $3,190 and $2,237, respectively. For the years ended December 31, 2025, 2024 and 2023, IHAM had management and incentive fee income of $52, $53 and $56, respectively, and investment-related income of $282, $344 and $328, respectively, which included net realized gains or losses on investments and other transactions.

 The amortized cost and fair value of the Company’s investment in IHAM as of December 31, 2025 and 2024 were as follows:

	As of December 31,
	2025		2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Subordinated loan(1)	$530	$530	$—	$—
Equity	1,701	1,904	1,701	1,915
Total investment in IHAM	$2,231	$2,434	$1,701	$1,915
_______________________________________________________________________________

(1)The Company has provided a commitment to fund up to $750 and $500, as of December 31, 2025 and 2024, respectively, to IHAM, with availability of funding solely at the Company’s discretion.

The interest income and dividend income that the Company earned from IHAM for the years ended December 31, 2025, 2024 and 2023 were as follows:

	For the Year Ended December 31,
	2025	2024	2023
Interest income	$8	$2	$29
Dividend income	$292	$285	$243

From time to time, IHAM or certain IHAM Vehicles may purchase investments from, or sell investments to, the Company. For any such sales or purchases by the IHAM Vehicles to or from the Company, the IHAM Vehicle must obtain approval from third parties unaffiliated with the Company or IHAM, as applicable. During the years ended December 31, 2025, 2024 and 2023, IHAM or certain of the IHAM Vehicles purchased $3,707, $759 and $1,193, respectively, of loans from the Company. For the years ended December 31, 2025, 2024 and 2023, the Company recognized approximately $0, $1 and $13 of net realized losses, respectively, from these sales. During the year ended December 31, 2025, neither IHAM nor any IHAM Vehicles sold any investments to the Company. During the year ended December 31, 2024 and 2023, IHAM or certain IHAM Vehicles sold $32 and $85, respectively, of investments to the Company.

The yields at amortized cost and fair value of the Company’s investments in IHAM as of December 31, 2025 and 2024 were as follows:

	As of December 31,
	2025		2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Subordinated loan	10.3%	10.3%	—%	—%
Equity(1)	17.2%	15.3%	16.7%	14.8%
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

Selected Financial Information

Pursuant to Rule 4-08(g) of Regulation S-X, selected financial information of IHAM, in conformity with GAAP, as of December 31, 2025 and 2024 and for the years ended December 31, 2025, 2024 and 2023 are presented below.

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

	As of December 31, 2025
	IHAM	Consolidated IHAM Vehicles(1)	Eliminations	Consolidated
Selected Balance Sheet Information:
Assets
Investments at fair value(2)	$3,108	$11,504	$(3,013)	$11,599
Cash and cash equivalents	10	597	—	607
Other assets	93	146	(82)	157
Total assets	$3,211	$12,247	$(3,095)	$12,363

Liabilities
Debt	$893	$8,622	$—	$9,515
Subordinated note from ARCC	531	—	—	531
Subordinated notes(3)	—	1,277	(941)	336
Other liabilities	20	311	(18)	313
Total liabilities	1,444	10,210	(959)	10,695
Equity
Contributed capital	1,701	—	—	1,701
Accumulated earnings	148	—	—	148
Net unrealized losses on investments and foreign currency transactions(4)	(82)	—	—	(82)
Non-controlling interests in Consolidated IHAM Vehicles(5)	—	2,037	(2,136)	(99)
Total equity	1,767	2,037	(2,136)	1,668
Total liabilities and equity	$3,211	$12,247	$(3,095)	$12,363

	As of December 31, 2024
	IHAM	Consolidated IHAM Vehicles(1)	Eliminations	Consolidated
Selected Balance Sheet Information:
Assets
Investments at fair value(2)	$2,160	$8,098	$(2,086)	$8,172
Cash and cash equivalents	9	967	—	976
Other assets	60	122	(54)	128
Total assets	$2,229	$9,187	$(2,140)	$9,276

Liabilities
Debt	$406	$6,550	$—	$6,956
Subordinated notes(3)	—	1,025	(714)	311
Other liabilities	16	266	(13)	269
Total liabilities	422	7,841	(727)	7,536
Equity
Contributed capital	1,700	—	—	1,700
Accumulated earnings	186	—	—	186
Net unrealized losses on investments and foreign currency transactions(4)	(79)	—	—	(79)
Non-controlling interests in Consolidated IHAM Vehicles(5)	—	1,346	(1,413)	(67)
Total equity	1,807	1,346	(1,413)	1,740
Total liabilities and equity	$2,229	$9,187	$(2,140)	$9,276
________________________________________

(1)Consolidated for GAAP purposes only.

(2)The determination of such fair value is determined in accordance with IHAM’s valuation process (separate and apart from the Company’s valuation process described elsewhere herein). The amortized cost of IHAM’s total investments as of December 31, 2025 and 2024 was $3,190 and $2,237, respectively. The amortized cost of the total investments of IHAM on a consolidated basis as of December 31, 2025 and 2024 was $11,766 and $8,343, respectively.

(3)Subordinated notes generally represent the most junior capital in certain of the Consolidated IHAM Vehicles and effectively represent equity in such vehicles.

(4)As of December 31, 2025 and 2024, net unrealized losses of $85 and $70, respectively, have been eliminated upon consolidation and the elimination is included in “non-controlling interests in Consolidated IHAM Vehicles” in the selected balance sheet information.

(5)Non-controlling interests in Consolidated IHAM Vehicles includes net unrealized depreciation in the Consolidated IHAM Vehicles of $167 and $171 as of December 31, 2025 and 2024, respectively.

	For the Year Ended December 31, 2025
	IHAM	Consolidated IHAM Vehicles(1)	Eliminations	Consolidated
Selected Statement of Operations Information:
Revenues
Investment income	$310	$930	$(304)	$936
Management fees and other income	52	11	(51)	12
Total revenues	362	941	(355)	948
Expenses
Interest expense	64	487	—	551
Distributions to subordinated notes	—	147	(105)	42
Management fees and other expenses	17	59	(51)	25
Total expenses	81	693	(156)	618
Net operating income	281	248	(199)	330
Net realized losses on investments and foreign currency	(28)	(99)	18	(109)
Net realized gains (losses) on extinguishment of debt	—	21	(23)	(2)
Net unrealized gains (losses) on investments, foreign currency and other transactions	(3)	(13)	16	—
Total net realized and unrealized losses on investments, foreign currency and other transactions	(31)	(91)	11	(111)
Net income	250	157	(188)	219
Less: Net income (loss) attributable to non-controlling interests in Consolidated IHAM Vehicles	—	157	(188)	(31)
Net income attributable to Ivy Hill Asset Management, L.P.	$250	$—	$—	$250

	For the Year Ended December 31, 2024
	IHAM	Consolidated IHAM Vehicles(1)	Eliminations	Consolidated
Selected Statement of Operations Information:
Revenues
Investment income	$344	$1,014	$(337)	$1,021
Management fees and other income	53	12	(50)	15
Total revenues	397	1,026	(387)	1,036
Expenses
Interest expense	37	564	—	601
Distributions to subordinated notes	—	207	(152)	55
Management fees and other expenses	15	61	(50)	26
Total expenses	52	832	(202)	682
Net operating income	345	194	(185)	354
Net realized gains (losses) on investments and foreign currency	—	(132)	(4)	(136)
Net realized gain on extinguishment of debt	—	1	2	3
Net unrealized gains (losses) on investments, foreign currency and other transactions	(64)	62	57	55
Total net realized and unrealized losses on investments, foreign currency and other transactions	(64)	(69)	55	(78)
Net income	281	125	(130)	276
Less: Net income (loss) attributable to non-controlling interests in Consolidated IHAM Vehicles	—	125	(130)	(5)
Net income attributable to Ivy Hill Asset Management, L.P.	$281	$—	$—	$281
____________________________________

(1)Consolidated for GAAP purposes only.

Senior Direct Lending Program

The Company has established a joint venture with Varagon to make certain first lien senior secured loans, including certain stretch senior and unitranche loans, primarily to U.S. middle-market companies. The joint venture is called the Senior Direct Lending Program. In July 2016, the Company and Varagon and its clients completed the initial funding of the SDLP. The Company and other BDCs, registered closed-end management investment companies and other affiliated investment entities managed by the Company’s investment adviser or its affiliates may directly co-invest with the SDLP. The SDLP is capitalized as transactions are completed and all portfolio decisions and generally all other decisions in respect of the SDLP must be approved by an investment committee of the SDLP consisting of representatives of the Company and Varagon (with approval from a representative of each required).

The Company provides capital to the SDLP in the form of subordinated certificates (the “SDLP Certificates”), and Varagon and its clients provide capital to the SDLP in the form of senior notes, intermediate funding notes and the SDLP Certificates. As of December 31, 2025 and 2024, the Company and a client of Varagon owned 87.5% and 12.5%, respectively, of the outstanding SDLP Certificates.

As of December 31, 2025 and 2024, the Company and Varagon and its clients had agreed to make capital available to the SDLP of $6,150 and $6,150, respectively, in the aggregate, of which $1,444 and $1,444, respectively, is to be made available from the Company. The Company will continue to provide capital to the SDLP in the form of the SDLP Certificates, and Varagon and its clients will provide capital to the SDLP in the form of senior notes, intermediate funding notes and the SDLP Certificates. This capital will only be committed to the SDLP upon approval of transactions by the investment committee of the SDLP as discussed above. Below is a summary of the funded capital and unfunded capital commitments of the SDLP.

	As of December 31,
	2025	2024
Total capital funded to the SDLP(1)	$4,606	$5,054
Total capital funded to the SDLP by the Company(1)	$1,285	$1,310
Total unfunded capital commitments to the SDLP(2)	$259	$489
Total unfunded capital commitments to the SDLP by the Company(2)	$60	$119
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

The amortized cost and fair value of the SDLP Certificates held by the Company and the Company’s yield on its investment in the SDLP Certificates at amortized cost and fair value as of December 31, 2025 and 2024 were as follows:

	As of December 31,
	2025		2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment in the SDLP Certificates	$1,103	$1,117	$1,263	$1,192
Yield on the investment in the SDLP Certificates	13.2%	13.0%	12.4%	13.2%

The interest income, capital structuring service fees and other income earned with respect to the Company’s investment in the SDLP Certificates for the years ended December 31, 2025, 2024 and 2023 were as follows:

	For the Years Ended December 31,
	2025	2024	2023
Interest income	$145	$173	$174
Capital structuring service fees and other income	$9	$17	$13

As of December 31, 2025 and 2024, the SDLP portfolio was comprised of first lien senior secured loans to primarily U.S. middle-market companies in industries similar to the companies in the Company’s portfolio. As of December 31, 2025, none of the loans in the SDLP portfolio were on non-accrual status. As of December 31, 2024, two of the loans in the SDLP portfolio were on non-accrual status. Below is a summary of the SDLP portfolio.

	As of December 31,
	2025	2024
Total first lien senior secured loans(1)(2)	$4,297	$4,759
Largest loan to a single borrower(1)	$413	$400
Total of five largest loans to borrowers(1)	$1,719	$1,692
Number of borrowers in the SDLP	39	20
Commitments to fund delayed draw loans(3)	$259	$489
___________________________________________________________________________

(1)At principal amount.

(2)First lien senior secured loans include certain loans that the SDLP classifies as “unitranche” loans. As of December 31, 2025 and 2024, the total principal amount of loans in the SDLP portfolio that the SDLP classified as “unitranche” loans was $2,844 and $3,937, respectively.

(3)These commitments to fund delayed draw loans have been approved by the investment committee of the SDLP and will be funded if and when conditions to funding such delayed draw loans are met.

5. DEBT

In accordance with the Investment Company Act, the Company is allowed to borrow amounts such that its asset coverage, calculated pursuant to the Investment Company Act, is at least 150% after such borrowing. The Company’s asset coverage requirement applicable to senior securities was reduced from 200% to 150% effective June 21, 2019. As of December 31, 2025, the aggregate principal amount outstanding of the senior securities issued by the Company was $16,012 and the Company’s asset coverage was 189%.

The Company’s outstanding debt as of December 31, 2025 and 2024 was as follows:

	As of December 31,
	2025					2024
	Total Aggregate Principal Amount Committed/ Outstanding (1)		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Committed/ Outstanding (1)		Principal Amount Outstanding	Carrying Value
Revolving Credit Facility	$5,493	(2)	$2,028	$2,031		$4,513	(2)	$1,113	$1,113
Revolving Funding Facility	2,250		1,234	1,234		2,150		1,065	1,065
SMBC Funding Facility	1,100	(3)	563	563		800	(3)	502	502
BNP Funding Facility	1,265		717	717		1,265		889	889
April 2036 CLO Notes(4)	476		476	473	(5)	476		476	473	(5)
October 2036 CLO Secured Loans(4)	544		544	541	(5)	544		544	541	(5)
January 2038 CLO Notes (4)	700		700	697	(5)	—		—	—
March 2025 Notes	—		—	—	(5)	600		600	600	(5)
July 2025 Notes	—		—	—	(5)	1,250		1,250	1,252	(5)
January 2026 Notes	1,150		1,150	1,150	(5)	1,150		1,150	1,148	(5)
July 2026 Notes	1,000		1,000	999	(5)	1,000		1,000	996	(5)
January 2027 Notes	900		900	900	(5)(6)	900		900	891	(5)(6)
June 2027 Notes	500		500	498	(5)	500		500	497	(5)
June 2028 Notes	1,250		1,250	1,248	(5)	1,250		1,250	1,248	(5)
March 2029 Notes	1,000		1,000	999	(5)(6)	1,000		1,000	985	(5)(6)
July 2029 Notes	850		850	861	(5)(6)	850		850	835	(5)(6)
September 2030 Notes	750		750	743	(5)(6)	—		—	—
January 2031 Notes	650		650	634	(5)(6)	—		—	—
November 2031 Notes	700		700	693	(5)	700		700	692	(5)
March 2032 Notes	1,000		1,000	1,010	(5)(6)	—		—	—
Total	$21,578		$16,012	$15,991		$18,948		$13,789	$13,727
________________________________________

(1)Represents the total aggregate amount committed or outstanding, as applicable, under such instrument. Borrowings under the Revolving Credit Facility, Revolving Funding Facility, SMBC Funding Facility and BNP Funding Facility (each as defined below) are subject to borrowing base and other restrictions.

(2)Provides for an “accordion” feature that allows the Company, under certain circumstances, to increase the size of the Revolving Credit Facility to a maximum of approximately $7,925 and $6,732 as of December 31, 2025 and 2024, respectively.

(3)Provides for an “accordion” feature that allows ACJB (as defined below), under certain circumstances, to increase the size of the SMBC Funding Facility to a maximum of $1,300 and $1,000 as of December 31, 2025 and 2024, respectively.

(4)Excludes the April 2036 CLO Subordinated Notes, the October 2036 CLO Subordinated Notes and the January 2038 CLO Subordinated Notes (each as defined below), which were retained by the Company and, as such, eliminated in consolidation.

(5)Represents the aggregate principal amount outstanding, less unamortized debt issuance costs and the net unaccreted/amortized discount or premium recorded upon issuance. In March 2025 and July 2025, the Company repaid in full the March 2025 Notes and the July 2025 Notes (each as defined below), respectively, upon their maturity. See Note 16 for a subsequent event relating to the January 2026 Notes (as defined below).

(6)The carrying value of the January 2027 Notes, the March 2029 Notes, the July 2029 Notes, the September 2030 Notes, the January 2031 Notes and the March 2032 Notes (each as defined below) as of December 31, 2025 includes adjustments as a result of effective hedge accounting relationships. The carrying value of the January 2027 Notes, the March 2029 Notes and the July 2029 Notes as of December 31, 2024 includes adjustments as a result of effective hedge accounting relationships. See Note 6 for more information on the interest rate swaps related to these unsecured notes issuances.

 The weighted average stated interest rate and weighted average maturity, both on aggregate principal amount outstanding, of all the Company’s outstanding debt as of December 31, 2025 were 4.9% and 4.2 years, respectively, and as of December 31, 2024 were 4.9% and 3.8 years, respectively. The weighted average stated interest rate of all the Company’s outstanding debt as of December 31, 2025 and 2024 includes the impact of interest rate swaps. See Note 6 for more information on the interest rate swaps.

Revolving Credit Facility

The Company is party to a senior secured revolving credit facility (as amended and restated, the “Revolving Credit Facility”) that allows the Company to borrow up to $5,493 at any one time outstanding. The Revolving Credit Facility consists of an approximately $4,349 revolving tranche and an approximately $1,144 term loan tranche. As of December 31, 2025, the end of the revolving periods and the stated maturity dates of the various revolving and term loan tranches of the Revolving Credit Facility were as follows:

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

Under the Revolving Credit Facility, the Company is required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including, without limitation, covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) maintaining a certain minimum stockholders’ equity, (e) maintaining a ratio of total assets (less total liabilities not representing indebtedness) to total indebtedness of the Company and its consolidated subsidiaries (subject to certain exceptions) of not less than 1.5:1.0, (f) limitations on pledging certain unencumbered assets, and (g) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and certain of its subsidiaries. These covenants are subject to important limitations and exceptions that are described in the documents governing the Revolving Credit Facility. Amounts available to borrow under the Revolving Credit Facility (and the incurrence of certain other permitted debt) are also subject to compliance with a borrowing base that applies different advance rates to different types of assets (based on their value as determined pursuant to the Revolving Credit Facility) that are pledged as collateral. As of December 31, 2025, the Company was in compliance in all material respects with the terms of the Revolving Credit Facility.

As of December 31, 2025 and 2024, there was $2,028 and $1,113 outstanding, respectively, under the Revolving Credit Facility. The Revolving Credit Facility also provides for a sub-limit for the issuance of letters of credit for up to an aggregate amount of $400. As of December 31, 2025 and 2024, the Company had $54 and $52, respectively, in letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit and swingline loans issued. As of December 31, 2025, there was $3,411, available for borrowing (net of letters of credit and swingline loans issued) under the Revolving Credit Facility, subject to borrowing base restrictions.

Since April 15, 2025, subject to certain exceptions, the interest rate charged on the Revolving Credit Facility is based on SOFR plus a credit spread adjustment of 0.10% (or an alternate rate of interest for certain loans, commitments and/or other extensions of credit denominated in certain approved foreign currencies plus a spread adjustment, if applicable) plus an applicable spread of either 1.525%, 1.650% or 1.775% or an “alternate base rate” (as defined in the documents governing the Revolving Credit Facility) plus an applicable spread of either 0.525%, 0.650% or 0.775%, in each case, determined monthly based on the total amount of the borrowing base relative to the sum of (i) the greater of (a) the aggregate amount of revolving credit exposure and term loans outstanding under the Revolving Credit Facility and (b) 85% of the total commitments of the Revolving Credit Facility (or, if higher, the total revolving exposure) plus (ii) other debt, if any, secured by the same collateral as the Revolving Credit Facility. Prior to April 15, 2025, the interest rate charged on the Revolving Credit Facility was based on SOFR plus a credit spread adjustment of 0.10% (or an alternate rate of interest for certain loans, commitments and/or other extensions of credit denominated in certain approved foreign currencies plus a spread adjustment, if applicable) plus an applicable spread of either 1.750% or 1.875% or an “alternate base rate” plus an applicable spread of either 0.750% or 0.875%, in each case, determined monthly based on the total amount of the borrowing base relative to the sum of (i) the greater of (a) the aggregate amount of revolving exposure and term loans outstanding under the Revolving Credit Facility and (b) 85% of the total commitments of the Revolving Credit Facility (or, if higher, the total revolving credit exposure) plus (ii) other debt, if any, secured by the same collateral as the Revolving Credit Facility. The Revolving Credit Facility allows for borrowings to be made using one, three or six month SOFR. As of December 31, 2025, the one, three and six month SOFR was 3.69%, 3.65% and 3.57%, respectively. As of December 31, 2025, the applicable weighted average spread in effect was 1.53%. Subject to certain exceptions, the Company is required to pay a commitment fee of 0.325% per annum on any unused portion of the Revolving Credit Facility. The Company is also required to pay a letter of credit fee of either 1.775%, 1.900% or 2.025% per annum on letters of credit issued, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility.

The Revolving Credit Facility is secured by certain assets in the Company’s portfolio and excludes investments held by Ares Capital CP (as defined below) under the Revolving Funding Facility, those held by ACJB (as defined below) under the SMBC Funding Facility, those held by AFB (as defined below) under the BNP Funding Facility and those held by ADL CLO 1, ADL CLO 4 and ADL CLO 7 (each as defined below) and certain other investments.

For the years ended December 31, 2025, 2024 and 2023, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Revolving Credit Facility were as follows:

	For the Years Ended December 31,
	2025	2024	2023
Stated interest expense	$97	$102	$122
Credit facility fees	12	13	13
Amortization of debt issuance costs	8	9	8
Total interest and credit facility fees expense	$117	$124	$143
Cash paid for interest expense	$109	$118	$116
Average stated interest rate	5.93%	7.07%	6.80%
Average outstanding balance	$1,613	$1,421	$1,795

Letter of Credit Facility

The Company and Deutsche Bank AG New York Branch (the “DB Issuer”) are party to an uncommitted continuing agreement (the “Letter of Credit Facility”), which allows the DB Issuer to issue letters of credit or demand guarantees, at the request of the Company, on behalf of certain portfolio companies. The Company is required to make payments to the DB Issuer if the portfolio companies were to default on their related payment obligations. The Letter of Credit Facility is secured on a pari passu basis with the Revolving Credit Facility and pursuant to substantially the same collateral as the Revolving Credit Facility. As of December 31, 2025 and 2024, the DB Issuer had $218 and $140, respectively, in letters of credit issued under the Letter of Credit Facility.

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

Amounts available to borrow under the Revolving Funding Facility are subject to a borrowing base that applies different advance rates to different types of assets held by Ares Capital CP. Ares Capital CP is also subject to limitations with respect to the loans securing the Revolving Funding Facility, including restrictions on sector concentrations, loan size, payment frequency and status, collateral interests and loans with fixed rates, as well as restrictions on portfolio company leverage, all of which may also affect the borrowing base and therefore amounts available to borrow. The Company and Ares Capital CP are also required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the Revolving Funding Facility. As of December 31, 2025, the Company and Ares Capital CP were in compliance in all material respects with the terms of the Revolving Funding Facility.

As of December 31, 2025 and 2024, there was $1,234 and $1,065 outstanding, respectively, under the Revolving Funding Facility. Since July 28, 2025, the interest rate charged on the Revolving Funding Facility is based on SOFR or a “base rate” (as defined in the documents governing the Revolving Funding Facility) plus an applicable spread of 1.80% per annum. From October 8, 2024 to July 27, 2025, the interest rate charged on the Revolving Funding Facility was based on SOFR or a “base rate” plus an applicable spread of 2.00% per annum. Prior to October 8, 2024, the interest rate charged on the Revolving Funding Facility was based on SOFR plus a credit spread adjustment of 0.10% or a “base rate” plus an applicable spread of 1.90% per annum. Ares Capital CP is also required to pay a commitment fee of between 0.50% and 1.25% per annum depending on the size of the unused portion of the Revolving Funding Facility.

For the years ended December 31, 2025, 2024 and 2023, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Revolving Funding Facility were as follows:

	For the Years Ended December 31,
	2025	2024	2023
Stated interest expense	$67	$55	$61
Credit facility fees	6	7	5
Amortization of debt issuance costs	5	4	3
Total interest and credit facility fees expense	$78	$66	$69
Cash paid for interest expense	$72	$56	$60
Average stated interest rate	6.15%	7.15%	7.10%
Average outstanding balance	$1,068	$751	$855

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

Amounts available to borrow under the SMBC Funding Facility are subject to a borrowing base that applies an advance rate to assets held by ACJB. ACJB is also subject to limitations with respect to the loans securing the SMBC Funding Facility, including restrictions on sector concentrations, loan size, payment frequency and status, collateral interests and loans with fixed rates, as well as restrictions on portfolio company leverage, all of which may also affect the borrowing base and therefore amounts available to borrow. The Company and ACJB are also required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the SMBC Funding Facility. As of December 31, 2025, the Company and ACJB were in compliance in all material respects with the terms of the SMBC Funding Facility.

As of December 31, 2025 and 2024, there was $563 and $502 outstanding, respectively, under the SMBC Funding Facility. Since July 25, 2025, the interest rate charged on the SMBC Funding Facility is based on an applicable spread of either (i) 1.80% over SOFR or (ii) 0.80% over a “base rate” (as defined in the documents governing the SMBC Funding Facility). From December 6, 2024 to July 24, 2025, the interest rate charged on the SMBC Funding Facility was based on an applicable spread of either (i) 2.00% over one month SOFR or (ii) 1.00% over a “base rate”, in each case, determined monthly based on the amount of the average borrowings outstanding under the SMBC Funding Facility. From March 28, 2024 to December 5, 2024, the interest rate charged on the SMBC Funding Facility was based on an applicable spread of either (i) 2.50% over one month SOFR or (ii) 1.50% over a “base rate”, in each case, determined monthly based on the amount of the average borrowings outstanding under the SMBC Funding Facility. From April 28, 2023 to March 27, 2024, the interest rate charged on the SMBC Funding Facility was based on an applicable spread of either (i) 1.75% or 2.00% over one month SOFR plus a credit spread adjustment of 0.10% or (ii) 0.75% or 1.00% over a “base rate”, in each case, determined monthly based on the amount of the average borrowings outstanding under the SMBC Funding Facility. Prior to April 28, 2023, the interest rate charged on the SMBC Funding Facility was based on an applicable spread of either (i) 1.75% or 2.00% over one month LIBOR or (ii) 0.75% or 1.00% over a “base rate”, in each case, determined monthly based on the amount of the average borrowings outstanding under the SMBC Funding Facility. ACJB is required to pay a commitment fee of between 0.50% and 1.00% per annum depending on the size of the unused portion of the SMBC Funding Facility.

For the years ended December 31, 2025, 2024 and 2023, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the SMBC Funding Facility were as follows:

	For the Years Ended December 31,
	2025	2024	2023
Stated interest expense	$28	$30	$29
Credit facility fees	3	2	2
Amortization of debt issuance costs	3	2	2
Total interest and credit facility fees expense	$34	$34	$33
Cash paid for interest expense	$30	$30	$28
Average stated interest rate	6.13%	7.50%	6.92%
Average outstanding balance	$455	$398	$410

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

Amounts available to borrow under the BNP Funding Facility are subject to a borrowing base that applies an advance rate to assets held by AFB. AFB is also subject to limitations with respect to the loans securing the BNP Funding Facility, including restrictions on sector concentrations, loan size, payment frequency and status, collateral interests and loans with fixed rates, as well as restrictions on portfolio company leverage, all of which may also affect the borrowing base and therefore amounts available to borrow. The Company and AFB are also required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the BNP Funding Facility. As of December 31, 2025, the Company and AFB were in compliance in all material respects with the terms of the BNP Funding Facility.

As of December 31, 2025 and 2024, there was $717 and $889, respectively, outstanding under the BNP Funding Facility. Since March 20, 2025, the interest rate charged on the BNP Funding Facility is based on an applicable SOFR or a “base rate” (as defined in the documents governing the BNP Funding Facility) plus a margin of (i) 1.90% during the reinvestment period and (ii) 2.40% following the reinvestment period. From January 9, 2023 to March 19, 2025, the range of interest rate charged on the BNP Funding Facility was based on an applicable SOFR or a “base rate” plus a margin of between 2.10% and 2.80% during the reinvestment period. Prior to January 9, 2023, the interest rate charged on the BNP Funding Facility was based on three month LIBOR or a “base rate” plus a margin of (i) 1.80% during the reinvestment period and (ii) 2.30% following the reinvestment period.

For the years ended December 31, 2025, 2024 and 2023, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the BNP Funding Facility were as follows:

	For the Years Ended December 31,
	2025	2024	2023
Stated interest expense	$45	$48	$35
Credit facility fees	2	1	1
Amortization of debt issuance costs	2	2	2
Total interest and credit facility fees expense	$49	$51	$38
Cash paid for interest expense	$48	$48	$33
Average stated interest rate	6.18%	7.48%	7.90%
Average outstanding balance	$721	$629	$438

Debt Securitizations

ADL CLO 1 Debt Securitization

In May 2024, Ares Direct Lending CLO 1 LLC (“ADL CLO 1”), a wholly owned, consolidated subsidiary of the Company, completed a $702 term debt securitization (the “ADL CLO 1 Debt Securitization”). The ADL CLO 1 Debt Securitization is also known as a collateralized loan obligation and is an on-balance sheet financing incurred by ADL CLO 1, which is consolidated by the Company for financial reporting purposes and subject to its overall asset coverage requirement. The notes offered in the ADL CLO 1 Debt Securitization that mature on April 25, 2036 (collectively, the “April 2036 CLO Notes”) were issued by ADL CLO 1 pursuant to the indenture governing the April 2036 CLO Notes (the “April 2036 CLO Indenture”) and include (i) $406 of Class A Senior Notes (the “April 2036 Class A CLO Notes”); (ii) $70 of Class B Senior Notes (the “April 2036 Class B CLO Notes” and, together with the April 2036 Class A CLO Notes, the “April 2036 CLO Secured Notes”); and (iii) approximately $226 of subordinated notes (the “April 2036 CLO Subordinated Notes”). The Company retained all of the April 2036 CLO Subordinated Notes, as such, the April 2036 CLO Subordinated Notes are eliminated in consolidation. The following table presents information on the April 2036 CLO Notes as of December 31, 2025:

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

ADL CLO 4 Debt Securitization

In November 2024, Ares Direct Lending CLO 4 LLC (“ADL CLO 4”), a wholly owned, consolidated subsidiary of the Company, completed a $804 term debt securitization (the “ADL CLO 4 Debt Securitization”). The ADL CLO 4 Debt Securitization is also known as a collateralized loan obligation and is an on-balance sheet financing incurred by ADL CLO 4, which is consolidated by the Company for financial reporting purposes and subject to its overall asset coverage requirement. The loans incurred by ADL CLO 4 in the ADL CLO 4 Debt Securitization that mature on October 24, 2036 (collectively, the “October 2036 CLO Secured Loans”) were issued by ADL CLO 4 pursuant to the indenture governing the October 2036 CLO Secured Loans (the “October 2036 CLO Indenture”) and include (i) $464 of Class A Senior Loans (the “October 2036 Class A CLO Loans”), and (ii) $80 of Class B Senior Loans (the “October 2036 Class B CLO Loans”). The October 2036 CLO Secured Loans may be converted by the lender into notes issued by ADL CLO 4 and bearing the same economic terms, subject to certain conditions under the documents governing the October 2036 CLO Secured Loans and the October 2036 CLO Indenture governing such loans. In addition, in connection with the ADL CLO 4 Debt Securitization, ADL CLO 4 issued approximately $260 of subordinated notes (the “October 2036 CLO Subordinated Notes”). The Company retained all of the October 2036 CLO Subordinated Notes, as such, the October 2036 CLO Subordinated Notes are eliminated in consolidation. The following table presents information on the October 2036 CLO Notes as of December 31, 2025:

Class	Type	Principal Outstanding	Maturity Date	Interest Rate
October 2036 Class A CLO Loans	Senior Secured Floating Rate	$464	October 24, 2036	SOFR+1.54%
October 2036 Class B CLO Loans	Senior Secured Floating Rate	80	October 24, 2036	SOFR+1.83%
Total October 2036 CLO Secured Loans		544
October 2036 CLO Subordinated Notes	Subordinated	260	October 24, 2036	None
Total October 2036 CLO Notes		$804

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

ADL CLO 7 Debt Securitization

In December 2025, Ares Direct Lending CLO 7 LLC (“ADL CLO 7”), a wholly owned, consolidated subsidiary of the Company, completed a $1,003 term debt securitization (the “ADL CLO 7 Debt Securitization”). The ADL CLO 7 Debt Securitization is also known as a collateralized loan obligation and is an on-balance sheet financing incurred by ADL CLO 7, which is consolidated by the Company for financial reporting purposes and subject to its overall asset coverage requirement. The notes offered in the ADL CLO 7 Debt Securitization that mature on January 20, 2038 (collectively, the “January 2038 CLO Notes”) were issued by ADL CLO 7 pursuant to the indenture governing the January 2038 CLO Notes (the “January 2038 CLO Indenture”) and include (i) $570 of Class A-1 Senior Notes (the “January 2038 Class A-1 CLO Notes”); (ii) $50 of Class A-2 Senior Notes (the “January 2038 Class A-2 CLO Notes”); (iii) $80 of Class B Senior Notes (the “January 2038 Class B CLO Notes” and, together with the January 2038 Class A-1 CLO Notes and the January 2038 Class A-2 CLO Notes, the “January 2038 CLO Secured Notes”) and (iv) approximately $303 of subordinated notes (the “January 2038 CLO Subordinated Notes”). The Company retained all of the January 2038 CLO Subordinated Notes, as such, the January 2038 CLO Subordinated Notes are eliminated in consolidation. The following table presents information on the January 2038 CLO Notes as of December 31, 2025:

Class	Type	Principal Outstanding	Maturity Date	Interest Rate
January 2038 Class A-1 CLO Notes	Senior Secured Floating Rate	$570	January 20, 2038	SOFR+1.40%
January 2038 Class A-2 CLO Notes	Senior Secured Floating Rate	50	January 20, 2038	SOFR+1.65%
January 2038 Class B CLO Notes	Senior Secured Floating Rate	80	January 20, 2038	SOFR+1.85%
Total January 2038 CLO Secured Notes		700
January 2038 CLO Subordinated Notes	Subordinated	303	January 20, 2038	None
Total January 2038 CLO Notes		$1,003

The January 2038 CLO Secured Notes are the secured obligations of ADL CLO 7 and are backed by a diversified portfolio of first lien senior secured loans contributed by the Company to ADL CLO 7 pursuant to the terms of a contribution agreement. The January 2038 CLO Indenture contains certain conditions pursuant to which additional loans can be acquired by ADL CLO 7, in accordance with rating agency criteria or as otherwise agreed with certain institutional investors who purchased the January 2038 CLO Secured Notes. Through January 20, 2038, all principal collections received on the underlying collateral may be used by ADL CLO 7 to purchase new collateral under the direction of the Company’s investment adviser in its capacity as asset manager to ADL CLO 7 under an asset management agreement and in accordance with the Company’s investment strategy, including additional collateral that may be purchased from the Company, pursuant to the terms of a master purchase and sale agreement between the Company as seller and ADL CLO 7 as buyer.

The January 2038 CLO Indenture includes customary covenants and events of default. The Company’s investment adviser serves as asset manager to ADL CLO 7 under an asset management agreement and is entitled to receive certain management fees for providing these services under the agreement. The Company’s investment adviser has agreed to waive any management fees from ADL CLO 7.

The interest rate charged on the April 2036 CLO Secured Notes, the October 2036 CLO Secured Loans and the January 2038 CLO Secured Notes is based on SOFR plus a blended weighted average spread of 1.86%, 1.58% and 1.47%, respectively. For the years ended December 31, 2025 and 2024, the components of interest expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the April 2036 CLO Secured Notes, the October 2036 CLO Secured Loans and the January 2038 CLO Secured Notes were as follows.

	For the Years Ended December 31,
	2025	2024
Stated interest expense	$64	$25
Amortization of debt issuance costs	1	—
Total interest expense	$65	$25
Cash paid for interest expense	$60	$15
Average stated interest rate	5.91%	6.94%
Average outstanding balance	$1,076	$352

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

For the years ended December 31, 2024 and 2023, the components of interest expense and cash paid for interest expense for the 2024 Convertible Notes were as follows.

	For the Years Ended December 31,
	2024	2023
Stated interest expense	$3	$19
Amortization of debt issuance costs	—	1
Accretion of original issue discount	—	2
Total interest expense	$3	$22
Cash paid for interest expense	$9	$9

Unsecured Notes

The Company has issued certain unsecured notes (the Company refers to each series of unsecured notes using the defined term set forth under the “Unsecured Notes” column of the table below and collectively refers to all such series as the “Unsecured Notes”), that pay interest semi-annually and all principal amounts are due upon maturity. Each of the Unsecured Notes may be redeemed in whole or in part at any time at the Company’s option at a redemption price equal to par plus a “make whole” premium, if applicable, as determined pursuant to the indentures governing each of the Unsecured Notes, plus any accrued and unpaid interest. Certain key terms related to the features for the Unsecured Notes as of December 31, 2025 are listed below.

Unsecured Notes	Aggregate Principal Amount Issued	Effective Stated Interest Rate	Original Issuance Date	Maturity Date
January 2026 Notes	$1,150	3.875%	July 15, 2020	January 15, 2026
July 2026 Notes	$1,000	2.150%	January 13, 2021	July 15, 2026
January 2027 Notes(1)	$900	6.331%	August 3, 2023	January 15, 2027
June 2027 Notes	$500	2.875%	January 13, 2022	June 15, 2027
June 2028 Notes	$1,250	2.875%	June 10, 2021	June 15, 2028
March 2029 Notes(1)	$1,000	5.895%	January 23, 2024	March 1, 2029
July 2029 Notes(1)	$850	5.393%	May 13, 2024	July 15, 2029
September 2030 Notes(1)	$750	5.643%	June 3, 2025	September 1, 2030
January 2031 Notes	$650	5.100%	September 9, 2025	January 15, 2031
November 2031 Notes	$700	3.200%	November 4, 2021	November 15, 2031
March 2032 Notes	$1,000	5.800%	January 8, 2025	March 8, 2032
________________________________________

(1)The effective stated interest rates for the January 2027 Notes, the March 2029 Notes, the July 2029 Notes and the September 2030 Notes include the impact of interest rate swaps.

In March 2025, the Company repaid in full the $600 in aggregate principal amount outstanding of unsecured notes (the “March 2025 Notes”) upon their maturity. The March 2025 Notes bore interest at a rate of 4.250% per annum. In July 2025, the Company repaid in full the $1,250 in aggregate principal amount outstanding of unsecured notes (the “July 2025 Notes”) upon their maturity. The July 2025 Notes bore interest at a rate of 3.250% per annum.

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

See Note 16 for subsequent events relating to the January 2026 Notes and an additional issuance of unsecured notes.

For the years ended December 31, 2025, 2024 and 2023, the components of interest expense and cash paid for interest expense for the Unsecured Notes, as well as any other unsecured notes outstanding during the periods presented were as follows.

	For the Years Ended December 31,
	2025	2024	2023
Stated interest expense(1)	$435	$399	$269
Amortization of debt issuance costs	15	16	15
Net amortization of original issue discount/premium	—	(6)	(7)
Net gain on interest rate swaps accounted for as hedge instruments and the related hedged items	(1)	—	—
Total interest expense	$449	$409	$277
Cash paid for interest expense(1)	$431	$399	$278
________________________________________

(1)Includes the impact of the interest rate swaps.

The Unsecured Notes contain certain covenants, including covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a) of the Investment Company Act, or any successor provisions, and to provide financial information to the holders of such notes under certain circumstances. These covenants are subject to important limitations and exceptions set forth in the indentures governing such notes. As of December 31, 2025, the Company was in compliance in all material respects with the terms of the respective indentures governing each of the Unsecured Notes.

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

Foreign Currency Forward Contracts

Certain information related to the Company’s foreign currency forward derivative instruments as of December 31, 2025 and 2024 is presented below.

	As of December 31, 2025
Derivative Instrument	Notional Amount		Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract		¥8,131	$58	$(56)	Other assets
Foreign currency forward contract	CAD	402	290	(295)	Accounts payable and other liabilities
Foreign currency forward contract		£304	367	(369)	Accounts payable and other liabilities
Foreign currency forward contract		£238	312	(315)	Accounts payable and other liabilities
Foreign currency forward contract		€180	210	(212)	Accounts payable and other liabilities
Foreign currency forward contract		€155	181	(182)	Accounts payable and other liabilities
Foreign currency forward contract	CAD	148	107	(109)	Accounts payable and other liabilities
Foreign currency forward contract	NZD	64	37	(37)	Other assets
Foreign currency forward contract	NOK	64	6	(6)	Other assets
Foreign currency forward contract	AUD	22	15	(15)	Accounts payable and other liabilities
Total			$1,583	$(1,596)

	As of December 31, 2024
Derivative Instrument	Notional Amount		Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract	CAD	240	$184	$(179)	Other assets
Foreign currency forward contract	CAD	188	133	(131)	Other assets
Foreign currency forward contract		€182	195	(189)	Other assets
Foreign currency forward contract		£133	168	(166)	Other assets
Foreign currency forward contract		€103	109	(105)	Other assets
Foreign currency forward contract	NOK	97	96	(96)	Other assets
Foreign currency forward contract		£74	95	(93)	Other assets
Foreign currency forward contract	NZD	68	41	(38)	Other assets
Foreign currency forward contract	NOK	63	6	(6)	Other assets
Foreign currency forward contract	AUD	21	14	(14)	Other assets
Total			$1,041	$(1,017)

As of December 31, 2025 and 2024, the counterparties to each of the Company’s foreign currency forward contracts were Canadian Imperial Bank of Commerce or Royal Bank of Canada.

Net realized and unrealized gains and losses on derivative instruments not designated as a qualifying hedge accounting relationship recognized by the Company for the years ended December 31, 2025, 2024 and 2023 is in the following location in the consolidated statements of operations:

		For the Years Ended December 31,
Derivative Instrument	Statement Location	2025	2024	2023
Foreign currency forward contract	Net realized gains (losses) from foreign currency and other transactions	$(8)	$(1)	$(13)
Foreign currency forward contract	Net unrealized gains (losses) from foreign currency and other transactions	$(39)	$51	$(5)

Interest Rate Swaps

In connection with certain of the unsecured notes issued by the Company, the Company has entered into interest rate swaps to more closely align the interest rates of such liabilities with the Company’s investment portfolio, which consists primarily of floating rate loans. Under the interest rate swaps, the Company receives a fixed interest rate and pays a floating interest rate of one-month SOFR plus an applicable spread, as disclosed below. The Company designated these interest rate swaps and the associated unsecured notes as qualifying fair value hedge accounting relationships. As of December 31, 2025 and 2024, the counterparties to each of the Company’s interest rate swaps were Wells Fargo Bank, N.A or SMBC Capital Markets, Inc. Certain information related to the Company’s interest rate swaps as of December 31, 2025 is presented below.

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
________________________________________

(1)In connection with the issuances of the January 2031 Notes and the March 2032 Notes, the Company entered into forward-starting interest rate swaps with effective dates of July 15, 2026 and January 8, 2026, respectively.

See Note 5 for more information on the January 2027 Notes, the March 2029 Notes, the July 2029 Notes, the September 2030 Notes, the January 2031 Notes and the March 2032 Notes.

As a result of the Company’s designation of the interest rate swaps as hedging instruments in qualifying fair value hedge accounting relationships, the Company is required to fair value the hedging instruments and the related hedged items, with the changes in the fair value of each being recorded in interest expense. The net gain related to the fair value hedges was approximately $1 for the year ended December 31, 2025, which is included in “interest and credit facility fees” in the Company’s consolidated statement of operations. The net loss related to the fair value hedges was approximately $0 for the year ended December 31, 2024, which is included in “interest and credit facility fees” in the Company’s consolidated statement of operations. The balance sheet impact of fair valuing the interest rate swaps as of December 31, 2025 and 2024 is presented below:

	As of December 31, 2025
Derivative Instrument	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Amounts
Interest rate swap(1)	$900	January 15, 2027	$8	$—	Other assets
Interest rate swap(2)	$1,000	March 1, 2029	13	—	Other assets
Interest rate swap(3)	$850	July 15, 2029	25	—	Other assets
Interest rate swap(4)	$750	September 1, 2030	7	—	Other assets
Interest rate swap(5)	$650	January 15, 2031	—	(4)	Accounts payable and other liabilities
Interest rate swap(6)	$1,000	March 8, 2032	28	—	Other assets
Total			$81	$(4)
________________________________________

(1)The asset related to the fair value of the interest rate swaps was offset by a $8 increase to the carrying value of the January 2027 Notes.

(2)The asset related to the fair value of the interest rate swap was offset by a $13 increase to the carrying value of the March 2029 Notes.

(3)The asset related to the fair value of the interest rate swap was offset by a $25 increase to the carrying value of the July 2029 Notes.

(4)The asset related to the fair value of the interest rate swap was offset by a $7 increase to the carrying value of the September 2030 Notes.

(5)The liability related to the fair value of the interest rate swap was offset by a $4 decrease to the carrying value of the January 2031 Notes.

(6)The asset related to the fair value of the interest rate swap was offset by a $28 increase to the carrying value of the March 2032 Notes.

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

7. COMMITMENTS AND CONTINGENCIES

Investment Commitments

The Company has various commitments to fund investments in its portfolio as described below. As of December 31, 2025 and 2024, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to fund which are at (or substantially at) the Company’s discretion:

	As of December 31,
	2025	2024
Total revolving loan commitments	$2,734	$2,254
Less: funded commitments	(492)	(529)
Less: unavailable revolving loan commitments due to borrowing base or other covenant restrictions	(11)	(1)
Total net unfunded revolving loan commitments	2,231	1,724

Total unfunded delayed draw loan commitments	2,989	2,193
Less: unavailable delayed draw loan commitments due to borrowing base or other covenant restrictions	(30)	(22)
Total net unfunded delayed draw loan commitments	2,959	2,171
Total net unfunded revolving and delayed draw loan commitments	$5,190	$3,895

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

Also included within the total revolving loan commitments as of December 31, 2025 were commitments to issue up to $439 in letters of credit through a financial intermediary on behalf of certain portfolio companies. As of December 31, 2025, the Company had $66 in letters of credit issued and outstanding under these commitments on behalf of the portfolio companies. For all these letters of credit issued and outstanding, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. Of these letters of credit, $63 expire in 2026 and $3 expire in 2027.

The Company also has commitments to invest in the SDLP for the Company’s portion of the SDLP’s commitments to fund delayed draw loans to certain portfolio companies of the SDLP. See Note 4 for more information.

As of December 31, 2025 and 2024, the Company was party to agreements to fund equity investment commitments as follows:

	As of December 31,
	2025	2024
Total equity commitments	$209	$191
Less: funded equity commitments	(40)	(88)
Total unfunded equity commitments	169	103
Less: equity commitments substantially at discretion of the Company	(43)	(43)
Total net unfunded equity commitments	$126	$60

In the ordinary course of business, the Company may sell certain of its investments to third-party purchasers. In particular, in connection with the sale of certain controlled portfolio company equity investments (as well as certain other sales) the Company has, and may continue to do so in the future, agreed to indemnify such purchasers for future liabilities arising from the investments and the related sale transaction. Such indemnification provisions have given rise to liabilities in the past and may do so in the future.

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

The following table presents fair value measurements of cash and cash equivalents, restricted cash, investments, unfunded revolving and delayed draw loan commitments and derivatives as of December 31, 2025:

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Investments not measured at net asset value	$29,468	$20	$756	$28,692
Investments measured at net asset value(1)	17
Total investments	$29,485
Unfunded revolving and delayed draw loan commitments(2)	$(32)	$—	$—	$(32)
Derivatives:
Foreign currency forward contracts	$(13)	$—	$(13)	$—
Interest rate swaps	$77	$—	$77	$—
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

The following tables summarize the significant unobservable inputs the Valuation Designee used to value the majority of the Company’s investments categorized within Level 3 as of December 31, 2025 and 2024. The tables are not intended to be all-inclusive, but instead to capture the significant unobservable inputs relevant to the Valuation Designee’s determination of fair values.

	As of December 31, 2025
			Unobservable Input
Asset Category	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average(1)
First lien senior secured loans	$17,584	Yield analysis	Market yield	5.5% - 23.6%	9.5%
Second lien senior secured loans	1,063	Yield analysis	Market yield	8.2% - 25.3%	13.7%
Subordinated certificates of the SDLP	1,117	Discounted cash flow analysis	Discount rate	9.4% - 12.7%	11.3%
Senior subordinated loans	1,537	Yield analysis	Market yield	7.0% - 24.7%	12.8%
Preferred equity	2,475	Yield analysis	Market yield	7.0% - 23.1%	13.4%
		EV market multiple analysis	EBITDA multiple	3.5x - 26.0x	13.8x
Ivy Hill Asset Management, L.P.(2)	2,434	Discounted cash flow analysis	Discount rate	9.3% - 16.5%	10.1%
Other equity	2,482	EV market multiple analysis	EBITDA multiple	4.5x - 33.0x	14.2x
Total investments	$28,692
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

The following table presents changes in investments that use Level 3 inputs as of and for the year ended December 31, 2025:

As of and For the Year Ended December 31, 2025
Balance as of December 31, 2024	$26,091
Net realized gains	83
Net unrealized losses	(138)
Purchases	13,603
Sales	(4,474)
Repayments	(6,767)
PIK interest and dividends	496
Net accretion of discount on investments	10
Transfers into Level 3	—
Transfers out of Level 3	(212)
Balance as of December 31, 2025	$28,692

Investments that were transferred out of Level 3 during the year ended December 31, 2025 were generally as a result of changes in the observability of significant inputs or available market data for certain portfolio companies.

As of December 31, 2025, the net unrealized appreciation on the investments that use Level 3 inputs was $235.

For the year ended December 31, 2025, the total amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to the Company’s Level 3 assets still held as of December 31, 2025, and reported within the net unrealized gains (losses) on investments, foreign currency and other transactions in the Company’s consolidated statement of operations was $(96).

The following table presents changes in investments that use Level 3 inputs as of and for the year ended December 31, 2024:

As of and For the Year Ended December 31, 2024
Balance as of December 31, 2023	$22,084
Net realized losses	(64)
Net unrealized gains	139
Purchases	12,716
Sales	(2,650)
Repayments	(6,543)
PIK interest and dividends	461
Net accretion of discount on investments	9
Transfers into Level 3	22
Transfers out of Level 3	(83)
Balance as of December 31, 2024	$26,091

Investments that were transferred into and out of Level 3 during the year ended December 31, 2024 were generally as a result of changes in the observability of significant inputs or available market data for certain portfolio companies.

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

The following are the carrying and fair values of the Company’s debt obligations as of December 31, 2025 and 2024. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available.

	As of December 31,
	2025			2024
	Carrying Value(1)		Fair Value(6)	Carrying Value(1)		Fair Value(6)
Revolving Credit Facility	$2,031		$2,031	$1,113		$1,113
Revolving Funding Facility	1,234		1,234	1,065		1,065
SMBC Funding Facility	563		563	502		502
BNP Funding Facility	717		717	889		889
April 2036 CLO Notes (principal amount outstanding of $476)(2)	473	(3)	473	473	(3)	476
October 2036 CLO Secured Loans (principal amount outstanding of $544)(2)	541	(3)	541	541	(3)	544
January 2038 CLO Notes (principal amount outstanding of $700 and $0, respectively)(2)	697	(3)	697	—		—
March 2025 Notes (principal amount outstanding of $0 and $600, respectively)	—		—	600	(3)	599
July 2025 Notes (principal amount outstanding of $0 and $1,250, respectively)	—		—	1,252	(3)	1,238
January 2026 Notes (principal amount outstanding of $1,150)	1,150	(3)	1,149	1,148	(3)	1,137
July 2026 Notes (principal amount outstanding of $1,000)	999	(3)	989	996	(3)	957
January 2027 Notes (principal amount outstanding of $900)	900	(3)(4)	923	891	(3)(4)	933
June 2027 Notes (principal amount outstanding of $500)	498	(3)	490	497	(3)	475
June 2028 Notes (principal amount outstanding of $1,250)	1,248	(3)	1,196	1,248	(3)	1,151
March 2029 Notes (principal amount outstanding of $1,000)	999	(3)(4)	1,027	985	(3)(4)	1,010
July 2029 Notes (principal amount outstanding of $850)	861	(3)(4)	874	835	(3)(4)	861
September 2030 Notes (principal amount outstanding of $750 and $0, respectively)	743	(3)(4)	756	—		—
January 2031 Notes (principal amount outstanding of $650 and $0, respectively)	634	(3)(4)	642	—		—
November 2031 Notes (principal amount outstanding of $700)	693	(3)	622	692	(3)	602
March 2032 Notes (principal amount outstanding of $1,000 and $0, respectively)	1,010	(3)(4)	1,011	—		—
Total	$15,991	(5)	$15,935	$13,727	(5)	$13,552
________________________________________

(1)The Revolving Credit Facility, the Revolving Funding Facility, the SMBC Funding Facility and the BNP Funding Facility carrying values are the same as the principal amounts outstanding.

(2)Excludes the April 2036 CLO Subordinated Notes, the October 2036 CLO Subordinated Notes and the January 2028 CLO Subordinated Notes which were retained by the Company and, as such, eliminated in consolidation. See Note 5 for more information on the Debt Securitizations.

(3)Represents the aggregate principal amount outstanding, less unamortized debt issuance costs and the net unaccreted/amortized discount or premium recorded upon issuance.

(4)The carrying value of the January 2027 Notes, the March 2029 Notes, the July 2029 Notes, the September 2030 Notes, the January 2031 Notes and the March 2032 Notes as of December 31, 2025 includes adjustments as a result of effective hedge accounting relationships. The carrying value of the January 2027 Notes, the March 2029 Notes and the July 2029 Notes as of December 31, 2024 includes adjustments as a result of effective hedge accounting relationships. See Notes 5 and 6 for more information.

(5)Total principal amount of outstanding debt totaled $16,012 and $13,789 as of December 31, 2025 and 2024, respectively.

(6)The fair value of these debt obligations would be categorized as Level 2 under ASC 820-10.

9. STOCKHOLDERS’ EQUITY

The Company may from time to time issue and sell shares of its common stock through public or “at the market” offerings. During the year ended December 31, 2025, the Company issued and sold the following shares of common stock:

Issuances of Common Stock	Number of Shares Issued	Gross Proceeds	Underwriting Fees/Offering Expenses	Net Proceeds	Average Offering Price Per Share(1)
“At the market” offerings	42.4	$937.2	$9.7	$927.5	$22.11
Total	42.4	$937.2	$9.7	$927.5
________________________________________

(1)    Represents the gross offering price per share before deducting underwriting discounts and commissions and offering expenses.

During the year ended December 31, 2024, the Company issued and sold the following shares of common stock:

Issuances of Common Stock	Number of Shares Issued	Gross Proceeds	Underwriting Fees/Offering Expenses	Net Proceeds	Average Offering Price Per Share(1)
“At the market” offerings	65.2	$1,376.4	$13.7	$1,362.7	$21.12
Total	65.2	$1,376.4	$13.7	$1,362.7
________________________________________

(1)    Represents the gross offering price per share before deducting underwriting discounts and commissions and offering expenses.

During the year ended December 31, 2023, the Company issued and sold the following shares of common stock:

Issuances of Common Stock	Number of Shares Issued	Gross Proceeds	Underwriting Fees/Offering Expenses	Net Proceeds	Average Offering Price Per Share(1)
Public offerings	12.1	$236.8	$13.4	$223.4	$19.61	(2)
“At the market” offerings	48.4	941.6	10.7	930.9	$19.44
Total	60.5	$1,178.4	$24.1	$1,154.3
________________________________________

(1)    Represents the gross offering price per share before deducting underwriting discounts and commissions and offering expenses.

(2)    12.1 of the shares were sold to the underwriters for a price of $18.53 per share, which the underwriters were then permitted to sell at variable prices to the public.

“At the Market” Offerings

The Company is party to equity distribution agreements with several banks (the “Equity Distribution Agreements”). The Equity Distribution Agreements provide that the Company may from time to time issue and sell, by means of “at the market” offerings, up to $1,500 of its common stock. Subject to the terms and conditions of the Equity Distribution Agreements, sales of common stock, if any, may be made in transactions that are deemed to be “at the market” offerings as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. Under the Equity Distribution Agreements, common stock with an aggregate offering amount of $563 remained available for issuance as of December 31, 2025.

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

Stock Repurchase Program

The Company is authorized under its stock repurchase program to purchase up to $1,000 in the aggregate of its outstanding common stock in the open market at certain thresholds below its net asset value per share, in accordance with the guidelines specified in Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The timing, manner, price and amount of any share repurchases will be determined by the Company, in its sole discretion, based upon an evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors. The stock repurchase program does not require the Company to repurchase any specific number of shares of common stock or any shares of common stock at all. Consequently, the Company cannot assure stockholders that any specific number of shares of common stock, if any, will be repurchased under the stock repurchase program. As of December 31, 2025, the expiration date of the stock repurchase program was February 15, 2026. The program may be suspended, extended, modified or discontinued at any time. As of December 31, 2025, there was $1,000 available for repurchases under the stock repurchase program.

During the years ended December 31, 2025, 2024 and 2023, the Company did not repurchase any shares of the Company’s common stock under the stock repurchase program.

See Note 16 for a subsequent event relating to the Company’s stock repurchase program.

10. EARNINGS PER SHARE

The following information sets forth the computations of basic and diluted net increase in stockholders’ equity resulting from operations per share for the years ended December 31, 2025, 2024 and 2023:

	For the Year Ended December 31,
	2025	2024	2023
Net increase in stockholders’ equity resulting from operations	$1,299	$1,522	$1,522
Adjustment for interest expense on 2024 Convertible Notes(1)	—	—	17
Net increase in stockholders’ equity resulting from operations—diluted	$1,299	$1,522	$1,539
Weighted average shares of common stock outstanding—basic and diluted	699	624	554
Assumed conversion of 2024 Convertible Notes(2)	—	—	21
Weighted average shares of common stock outstanding—diluted	699	624	575
Net increase in stockholders’ equity resulting from operations per share—basic	$1.86	$2.44	$2.75
Net increase in stockholders’ equity resulting from operations per share—diluted	$1.86	$2.44	$2.68
________________________________________

(1)    Includes the impact of the income based fee.

(2)    In March 2024, in connection with the repayment of the 2024 Convertible Notes, the Company issued approximately 20 shares of common stock. See Note 5 for more information relating to the repayment of the 2024 Convertible Notes.

11. INCOME AND EXCISE TAXES

For U.S. federal income tax purposes, amounts distributed to the Company’s stockholders as dividends are reported as ordinary income, capital gains, or a combination thereof. Dividends paid per common share for the years ended December 31, 2025, 2024 and 2023 were taxable as follows (unaudited):

	For the Years Ended December 31,
	2025	2024	2023
Ordinary income(1)	$1.92	$1.92	$1.92
Capital gains	—	—	—
Total(2)	$1.92	$1.92	$1.92
_______________________________________________________________________________

(1)For the years ended December 31, 2025, 2024 and 2023, ordinary income included dividend income of approximately $0.5635, $0.3137 and $0.0296 per share, respectively, that qualified to be taxed at the maximum capital gains rate and, in the case of certain eligible corporate stockholders, dividends that were eligible for the dividends received deduction.

(2)For the years ended December 31, 2025, 2024 and 2023, the percentage of total dividends paid that constituted interest-related dividends were 85.1%, 88.6% and 80.5%, respectively.

The following reconciles net increase in stockholders’ equity resulting from operations to taxable income for the years ended December 31, 2025, 2024 and 2023:

	For the Years Ended December 31,
	2025	2024	2023
	(Estimated)(1)
Net increase in stockholders’ equity resulting from operations	$1,299	$1,522	$1,522
Adjustments:
Net realized gains (losses) on investments, foreign currency and other transactions	75	(136)	(440)
Income not currently taxable(2)	(186)	(203)	(157)
Income for tax but not book	361	233	60
Expenses not currently deductible	157	76	21
Realized gain/loss differences(3)	(246)	17	60
Taxable income	$1,460	$1,509	$1,066
_______________________________________________________________________________

(1)The calculation of estimated 2025 U.S. federal taxable income is based on certain estimated amounts, including information received from third parties and, as a result, actual 2025 U.S. federal taxable income will not be finally determined until the Company’s 2025 U.S. federal tax return is filed in 2026 (and, therefore, such estimate is subject to change).

(2)Includes a reduction for dividend income from preferred equity that is not taxable until collected totaling $268, $257 and $198, respectively, net of dividend income collected of $149, $33 and $11, respectively, for the years ended December 31, 2025, 2024 and 2023, respectively.

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

Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. As of December 31, 2025, the Company estimates that it will have a capital loss carryforward of approximately $278 available for use in later tax years. While the Company’s ability to utilize losses in the future depends on a variety of factors that cannot be known in advance, approximately $92 of the capital loss carryforwards will be subject to limitations under Section 382 of the Code. The unused balance will be carried forward and utilized as gains are realized, subject to such limitations.

For the year ended December 31, 2025, the Company estimated U.S. federal taxable income exceeded its distributions made from such taxable income during the year; consequently, the Company has elected to carry forward the excess for distribution to stockholders in 2026. The amount carried forward to 2026 is estimated to be approximately $988, substantially all of which is expected to be ordinary income, although these amounts will not be finalized until the 2025 tax returns are filed in 2026. For the years ended December 31, 2024 and 2023, the Company had taxable income in excess of the distributions made from such taxable income during the year, and therefore, the Company elected to carry forward the excess for distribution to stockholders in 2025 and 2024, respectively. The amounts carried forward to 2025 and 2024 were $878 and $631, respectively. To the extent that the Company determines that its estimated current year annual taxable income will exceed its estimated current year dividends from such taxable income, the Company accrues excise tax on estimated excess taxable income. For the years ended December 31, 2025, 2024 and 2023, a net expense of $37, $35 and $23, respectively, was recorded for U.S. federal excise tax. The net expense for the years ended December 31, 2025 and 2024 each included a reduction in expense related to an expected refund request arising from the overpayment of the prior year’s excise tax of $2 and $1, respectively.

As of December 31, 2025, the estimated cost basis of investments for U.S. federal tax purposes was $29.2 billion resulting in estimated gross unrealized gains and losses of $1.3 billion and $1.0 billion, respectively. As of December 31, 2024, the estimated cost basis of investments for U.S. federal tax purposes was $26.5 billion resulting in estimated gross unrealized gains and losses of $1.7 billion and $1.5 billion, respectively. As of December 31, 2025 and 2024, the cost of investments for U.S. federal tax purposes was less than the amortized cost of investments for book purposes of $29.3 billion and $26.4 billion, respectively.

The Company may adjust the classification of stockholders’ equity as a result of permanent book-to-tax differences, which may include merger-related items, differences in the book and tax basis of certain assets and liabilities, and nondeductible federal taxes (including excise taxes), among other items. These adjustments are reclassifications among the individual components of stockholders’ equity and have no effect on total stockholders’ equity. For the year ended December 31, 2025, the Company decreased capital in excess of par value by $158 and increased accumulated undistributed/ (overdistributed) earnings by $158 in the consolidated statement of stockholders’ equity. After adjusting for these reclassifications, the capital in excess of par value, accumulated undistributed net investment income, accumulated net realized losses and accumulated net unrealized gains were $13,359, $1,077, $(270) and $151, respectively. The adjustments made for the year ended December 31, 2025 are based on certain estimated amounts and assumptions and, as a result, such adjustments are subject to change until the Company’s 2025 U.S. federal tax return is filed in 2026. For the year ended December 31, 2024, the Company decreased capital in excess of par value by $87 and increased accumulated undistributed/(overdistributed) earnings by $87 in the consolidated statement of stockholders’ equity. After adjusting for these reclassifications, the capital in excess of par value, accumulated undistributed net investment income, accumulated net realized losses and accumulated net unrealized gains were $12,502, $921, $(316) and $247, respectively.

Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes. For the years ended December 31, 2025, 2024 and 2023, the Company recorded a net tax expense (benefit) of approximately $121, $38 and $(3), respectively, for these subsidiaries.

12. DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared and payable during the years ended December 31, 2025, 2024 and 2023:

Date declared	Record date	Payment date	Per share amount	Total amount
October 28, 2025	December 15, 2025	December 30, 2025	$0.48	$344
July 29, 2025	September 15, 2025	September 30, 2025	0.48	342
April 29, 2025	June 13, 2025	June 30, 2025	0.48	337
February 5, 2025	March 14, 2025	March 31, 2025	0.48	328
Total dividends declared and payable for the year ended December 31, 2025			$1.92	$1,351

October 30, 2024	December 13, 2024	December 30, 2024	$0.48	$320
July 30, 2024	September 13, 2024	September 30, 2024	0.48	308
May 1, 2024	June 14, 2024	June 28, 2024	0.48	300
February 7, 2024	March 15, 2024	March 29, 2024	0.48	291
Total dividends declared and payable for the year ended December 31, 2024			$1.92	$1,219

October 24, 2023	December 15, 2023	December 28, 2023	$0.48	$280
July 25, 2023	September 15, 2023	September 29, 2023	0.48	271
April 25, 2023	June 15, 2023	June 30, 2023	0.48	266
February 7, 2023	March 15, 2023	March 31, 2023	0.48	261
Total dividends declared and payable for the year ended December 31, 2023			$1.92	$1,078

The Company has a dividend reinvestment plan, whereby the Company may buy shares of its common stock in the open market or issue new shares in order to satisfy dividend reinvestment requests. When the Company issues new shares in connection with the dividend reinvestment plan, the issue price is equal to the closing price of its common stock on the dividend payment date. Dividend reinvestment plan activity for the years ended December 31, 2025, 2024 and 2023, was as follows:

	For the Years Ended December 31,
	2025	2024		2023
Shares issued	4.2	3.8		2.5
Average issue price per share	$21.10	$21.09		$19.48
Shares purchased by plan agent to satisfy dividends declared and payable during the period for stockholders	—	—	(1)	0.8
Average purchase price per share	$—	$—		$18.35

13. RELATED PARTY TRANSACTIONS

In accordance with the investment advisory and management agreement, the Company bears all costs and expenses of the operation of the Company and reimburses its investment adviser or its affiliates for certain of such costs and expenses paid for by the investment adviser or its affiliates on behalf of the Company. For the years ended December 31, 2025, 2024 and 2023, the Company’s investment adviser or its affiliates incurred and the Company reimbursed such expenses totaling $6, $10 and $9, respectively.

The Company has entered into agreements with Ares Management LLC and IHAM, pursuant to which Ares Management LLC and IHAM are entitled to use the Company’s proprietary portfolio management software. For the years ended December 31, 2025, 2024 and 2023, amounts payable to the Company under these agreements totaled $0, $0 and $0, respectively.

Ares Management Capital Markets LLC (“AMCM”), an affiliate of Ares Management, served as a co-manager and an underwriter in connection with the Company’s offerings of certain of the Unsecured Notes issued during the year ended December 31, 2025. Under the purchase agreements the Company entered into in connection with such issuances, AMCM received an aggregate of $0.7 of underwriting and advisory fees for the year ended December 31, 2025. The underwriting and advisory fees AMCM received were on terms equivalent to those of other underwriters.

See Notes 3, 4 and 5 for descriptions of other related party transactions.

14. FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights as of and for the years ended December 31, 2025, 2024, 2023, 2022, 2021, 2020, 2019, 2018, 2017 and 2016:

	As of and For the Years Ended December 31,
Per Share Data:	2025	2024	2023	2022	2021
Net asset value at beginning of period(1)	$19.89	$19.24	$18.40	$18.96	$16.97
Issuances of common stock	0.11	0.12	0.01	0.10	0.11
Conversion of 2024 Convertible Notes	—	0.01	—	—	—
Repurchases of common stock	—	—	—	—	—
Net investment income for period(2)	2.02	2.30	2.27	2.19	1.66
Net realized and unrealized gains (losses) for period(2)	(0.16)	0.14	0.48	(0.98)	1.84
Net increase in stockholders' equity resulting from operations	1.97	2.57	2.76	1.31	3.61
Total distributions to stockholders	(1.92)	(1.92)	(1.92)	(1.87)	(1.62)
Net asset value at end of period(1)	$19.94	$19.89	$19.24	$18.40	$18.96
Per share market value at end of period	$20.23	$21.89	$20.03	$18.47	$21.19
Total return based on market value(3)	1.12%	19.80%	19.94%	(3.83)%	36.18%
Total return based on net asset value(4)	10.27%	13.83%	15.65%	7.13%	21.97%
Shares outstanding at end of period	718	672	582	519	468
Ratio/Supplemental Data:
Net assets at end of period	$14,318	$13,355	$11,201	$9,555	$8,868
Ratio of operating expenses to average net assets(5)(6)	11.43%	12.26%	12.78%	10.19%	13.05%
Ratio of net investment income to average net assets(5)(7)	10.24%	11.64%	12.10%	11.73%	9.19%
Portfolio turnover rate(5)	41%	39%	26%	37%	60%

	As of and For the Years Ended December 31,
Per Share Data:	2020	2019	2018	2017	2016
Net asset value at beginning of period(1)	$17.32	$17.12	$16.65	$16.45	$16.46
Issuances of common stock	—	0.02	—	(0.01)	—
Conversion of 2024 Convertible Notes	—	—	—	—	—
Repurchases of common stock	0.11	—	—	—	—
Net investment income for period(2)	1.87	1.90	1.63	1.20	1.57
Net realized and unrealized gains (losses) for period(2)	(0.73)	(0.04)	0.38	0.36	(0.06)
Net increase in stockholders' equity resulting from operations	1.25	1.88	2.01	1.72	1.51
Total distributions to stockholders	(1.60)	(1.68)	(1.54)	(1.52)	(1.52)
Net asset value at end of period(1)	$16.97	$17.32	$17.12	$16.65	$16.45
Per share market value at end of period	$16.89	$18.65	$15.58	$15.72	$16.49
Total return based on market value(3)	(0.86)%	30.49%	8.91%	4.55%	26.39%
Total return based on net asset value(4)	5.20%	12.14%	12.10%	10.53%	9.15%
Shares outstanding at end of period	423	431	426	426	314
Ratio/Supplemental Data:
Net assets at end of period	$7,176	$7,467	$7,300	$7,098	$5,165
Ratio of operating expenses to average net assets(5)(6)	10.27%	9.92%	8.63%	9.45%	9.59%
Ratio of net investment income to average net assets(5)(7)	11.39%	11.01%	9.60%	7.65%	9.58%
Portfolio turnover rate(5)	40%	38%	54%	51%	39%

_________________________________________________________________________________

(1)The net assets used equals the total stockholders’ equity on the consolidated balance sheet.

(2)Weighted average basic per share data.

(3)For the year ended December 31, 2025, the total return based on market value equaled the decrease of the ending market value at December 31, 2025 of $20.23 per share from the ending market value at December 31, 2024 of $21.89 per share plus the declared and payable dividends of $1.92 per share for the year ended December 31, 2025, divided by the market value at December 31, 2024. For the year ended December 31, 2024, the total return based on market value equaled the increase of the ending market value at December 31, 2024 of $21.89 per share from the ending market value at December 31, 2023 of $20.03 per share plus the declared and payable dividends of $1.92 per share for the year ended December 31, 2024, divided by the market value at December 31, 2023. For the year ended December 31, 2023, the total return based on market value equaled the increase of the ending market value at December 31, 2023 of $20.03 per share from the ending market value at December 31, 2022 of $18.47 per share plus the declared and payable dividends of $1.92 per share for the year ended December 31, 2023, divided by the market value at December 31, 2022. For the year ended December 31, 2022, the total return based on market value equaled the decrease of the ending market value at December 31, 2022 of $18.47 per share from the ending market value at December 31, 2021 of $21.19 per share plus the declared and payable dividends of $1.87 per share for the year ended December 31, 2022, divided by the market value at December 31, 2021. For the year ended December 31, 2021, the total return based on market value equaled the increase of the ending market value at December 31, 2021 of $21.19 per share from the ending market value at December 31, 2020 of $16.89 per share plus the declared and payable dividends of $1.62 per share for the year ended December 31, 2021, divided by the market value at December 31, 2020. For the year ended December 31, 2020, the total return based on market value equaled the decrease of the ending market value at December 31, 2020 of $16.89 per share from the ending market value at December 31, 2019 of $18.65 per share plus the declared and payable dividends of $1.60 per share for the year ended December 31, 2020, divided by the market value at December 31, 2019. For the year ended December 31, 2019, the total return based on market value equaled the increase of the ending market value at December 31, 2019 of $18.65 per share from the ending market value at December 31, 2018 of $15.58 per share plus the declared and payable dividends of $1.68 per share for the year ended December 31, 2019, divided by the market value at December 31, 2018. For the year ended December 31, 2018, the total return based on market value equaled the decrease of the ending market value at December 31, 2018 of $15.58 per share from the ending market value at December 31, 2017 of $15.72 per share plus the declared and payable dividends of $1.54 per share for the year ended December 31, 2018, divided by the market value at December 31, 2017. For the year ended December 31, 2017, the total return based on market value equaled the decrease of the ending market value at December 31, 2017 of $15.72 per share from the ending market value at December 31, 2016 of $16.49 per share plus the declared and payable dividends of $1.52 per share for the year ended December 31, 2017, divided by the market value at December 31, 2016. For the year ended December 31, 2016, the total return based on market value equaled the increase of the ending market value at December 31, 2016 of $16.49 per share from the ending market value at December 31, 2015 of $14.25 per share plus the declared and payable dividends of $1.52 per share for the year ended December 31, 2016, divided by the market value at December 31, 2015. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(4)For the year ended December 31, 2025, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.92 per share for the year ended December 31, 2025, divided by the beginning net asset value for the period. For the year ended December 31, 2024, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.92 per share for the year ended December 31, 2024, divided by the beginning net asset value for the period. For the year ended December 31, 2023, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.92 per share for the year ended December 31, 2023, divided by the beginning net asset value for the period. For the year ended December 31, 2022, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.87 per share for the year ended December 31, 2022, divided by the beginning net asset value for the period. For the year ended December 31, 2021, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.62 per share for the year ended December 31, 2021, divided by the beginning net asset value for the period. For the year ended December 31, 2020, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.60 per share for the year ended December 31, 2020, divided by the beginning net asset value for the period. For the year ended December 31, 2019, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.68 per share for the year ended December 31, 2019, divided by the beginning net asset value for the period. For the year ended December 31, 2018, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.54 per share for the year ended December 31, 2018, divided by the beginning net asset value for the period. For the year ended December 31, 2017, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.52 per share for the year ended December 31, 2017, divided by the beginning net asset value for the period. These calculations are adjusted for shares issued in connection with the dividend reinvestment plan, the issuance of common stock in connection with any equity offerings and the equity components of any convertible notes issued during the period. For the year ended December 31, 2016, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $1.52 per share for the year ended December 31, 2016, divided by the beginning net asset value for the period. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(5)The ratios reflect an annualized amount.

(6)For the years ended December 31, 2025, 2024, 2023, 2022, 2021, 2020, 2019, 2018, 2017 and 2016, the ratio of operating expenses to average net assets consisted of the following:

	For the Years Ended December 31,
	2025	2024	2023	2022	2021
Base management fee	3.05%	3.03%	3.11%	3.27%	3.14%
Income based fee and capital gains incentive fee, net of the fee waiver	2.33%	3.08%	3.66%	1.61%	4.80%
Income based fee and capital gains incentive fee, excluding the fee waiver	2.33%	3.08%	3.66%	1.61%	4.80%
Interest and credit facility fees	5.69%	5.79%	5.60%	4.89%	4.61%
Other operating expenses	0.36%	0.36%	0.41%	0.42%	0.50%

	For the Years Ended December 31,
	2020	2019	2018	2017	2016
Base management fee	3.10%	2.78%	2.49%	2.57%	2.64%
Income based fee and capital gains incentive fee, net of the fee waiver	1.80%	2.23%	2.24%	2.18%	2.29%
Income based fee and capital gains incentive fee, excluding the fee waiver	1.80%	2.64%	2.79%	2.32%	2.29%
Interest and credit facility fees	4.54%	3.94%	3.33%	3.37%	3.58%
Other operating expenses	0.83%	0.97%	0.57%	1.33%	1.08%

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

16. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2025, except as discussed below.

In January 2026, the Company issued $750 in aggregate principal amount of unsecured notes, which bear interest at a rate of 5.250% per annum and mature on April 12, 2031 (the “April 2031 Notes”). The April 2031 Notes pay interest semi-annually and all principal is due upon maturity. The April 2031 Notes may be redeemed in whole or in part at any time at the Company’s option at a redemption price equal to par plus a “make whole” premium, if applicable, as determined pursuant to the indenture governing the April 2031 Notes, and any accrued and unpaid interest. The April 2031 Notes were issued at a discount to the principal amount. In connection with the April 2031 Notes, the Company entered into an interest rate swap for a total notional amount of $750 that matures on April 12, 2031. Under the interest rate swap, the Company will receive a fixed interest rate of 5.250% and pay a floating interest rate based on one-month SOFR plus 1.7217%.

In January 2026, the Company repaid in full the January 2026 Notes upon their maturity, which bore interest at a rate of 3.875% per annum.

In February 2026, the Company’s board of directors authorized an amendment to the Company’s existing stock repurchase program to extend the expiration date of the program from February 15, 2026 to February 15, 2027. Under the program, the Company may repurchase up to $1,000 in the aggregate of its outstanding common stock in the open market at a price per share that meets certain thresholds below its net asset value per share, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act. The timing, manner, price and amount of any share repurchases will be determined by the Company, in its discretion, based upon the evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARES CAPITAL CORPORATION

By:	/s/ M. KORT SCHNABEL
M. Kort Schnabel Chief Executive Officer
Date: February 4, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ M. KORT SCHNABEL
M. Kort Schnabel Chief Executive Officer (principal executive officer)
Date: February 4, 2026

By:	/s/ SCOTT C. LEM
Scott C. Lem Chief Financial Officer (principal financial officer)
Date: February 4, 2026

By:	/s/ PAUL CHO
Paul Cho Chief Accounting Officer (principal accounting officer)
Date: February 4, 2026

By:	/s/ MICHAEL J AROUGHETI
Michael J Arougheti Director
Date: February 4, 2026

By:	/s/ ANN TORRE BATES
Ann Torre Bates Director
Date: February 4, 2026

By:	/s/ R. KIPP DEVEER
R. Kipp deVeer Director
Date: February 4, 2026

By:	/s/ MITCHELL GOLDSTEIN
Mitchell Goldstein Director
Date: February 4, 2026

By:	/s/ MARY BETH HENSON
Mary Beth Henson Director
Date: February 4, 2026

By:	/s/ DANIEL KELLY, JR.
Daniel Kelly, Jr. Director
Date: February 4, 2026

By:	/s/ STEVEN B. MCKEEVER
Steven B. McKeever Director
Date: February 4, 2026

By:	/s/ MICHAEL PARKS
Michael Parks Director
Date: February 4, 2026

By:	/s/ ERIC B. SIEGEL
Eric B. Siegel Director
Date: February 4, 2026

By:	/s/ MICHAEL SMITH
Michael Smith Director
Date: February 4, 2026