Form 10-K/A
period 2025-12-31
ARES CAPITAL CORP
filed 2026-03-23
CIK 1287750

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2025, based on the closing price on that date of $21.96 on The NASDAQ Global Select Market, was approximately $15,415,428,367. As of March 20, 2026, there were 718,022,845 shares of the registrant’s common stock outstanding.

Portions of the registrant’s Proxy Statement for its 2026 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2025 are incorporated by reference into Part III of this Amendment No. 1.

EXPLANATORY NOTE

Ares Capital Corporation, a Maryland corporation, (together with its subsidiaries, where applicable, “Ares Capital or the “Company”, which may also be referred to as “we”, “us” or “our”), is filing this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which was filed with the Securities and Exchange Commission (“SEC”) on February 4, 2026 (the “Form 10-K”), to include the audited financial statements of Ivy Hill Asset Management, L.P. (“IHAM”), our unconsolidated, wholly owned portfolio company, for the year ended December 31, 2025. IHAM consolidated financial statements for the year ended December 31, 2025 (Exhibit 99.3) are included in Part IV, Item 15 of this filing. Our independent registered public accounting firm is KPMG LLP, Los Angeles, CA, Auditor Firm ID: 185.

We have determined that IHAM has met the conditions of a significant subsidiary under Rule 1-02(w) of Regulation S-X for which we are required, pursuant to Rule 3-09 of Regulation S-X, to attach separate audited financial statements as an exhibit to our Form 10-K. In accordance with Rule 3-09(b), the separate audited financial statements of IHAM are being filed as an amendment to the Form 10-K within 90 days after the end of IHAM’s fiscal year, December 31, 2025.

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules

The following documents are filed as part of this Annual Report:

1.    Financial Statements

The following financial statements and related notes were filed as part of the Annual Report on Form 10-K filed with the SEC on February 4, 2026:

Consolidated Balance Sheet as of December 31, 2025 and 2024
Consolidated Statement of Operations for the years ended December 31, 2025, 2024 and 2023
Consolidated Schedules of Investments as of December 31, 2025 and 2024
Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2025, 2024 and 2023
Consolidated Statement of Cash Flows for the years ended December 31, 2025, 2024 and 2023

The following financial statements and related notes of Ivy Hill Asset Management, L.P. are included in the Amendment No. 1 on Form 10-K/A pursuant to Rule 3-09 of Regulation S-X:

Consolidated Balance Sheet as of December 31, 2025 and 2024
Consolidated Statement of Operations for the years ended December 31, 2025, 2024 and 2023
Consolidated Statement of Changes in Equity for the years ended December 31, 2025, 2024 and 2023
Consolidated Statement of Cash Flows for the years ended December 31, 2025, 2024 and 2023

2.    Financial Statement Schedules—None. We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements.

3.    Exhibits.

Exhibit Number	Document
3.1	Articles of Amendment and Restatement, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q (File No. 814-00663) for the quarter ended March 31, 2023, filed on April 25, 2023).
3.2	Third Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K (File No. 814-00663) for the year ended December 31, 2018, filed on February 12, 2019).
4.1	Form of Stock Certificate (incorporated by reference to Exhibit (d) to the Company’s pre effective Amendment No. 2 to the Registration Statement under the Securities Act, on Form N-2 (File No. 333-114656), filed on September 28, 2004).
4.2	Form of Subscription Certificate (incorporated by reference to Exhibit (d)(4) to the Company’s pre effective Amendment No. 2 to the Registration Statement under the Securities Act, on Form N-2 (File No. 333-149139), filed on April 9, 2008).
4.3	Indenture, dated as of October 21, 2010, between Ares Capital Corporation and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K (File No. 814 00663), filed on October 22, 2010).
4.4	Twelfth Supplemental Indenture, dated as of July 15, 2020, relating to the 3.875% Notes due 2026, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K (File No. 814-00663), filed on July 15, 2020).
4.5	Form of 3.875% Notes due 2026 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K (File No. 814-00663), filed on July 15, 2020).
4.6	Fourteenth Supplemental Indenture, dated as of June 10, 2021, relating to the 2.875% Notes due 2028, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K (File No. 814-00663), filed on June 10, 2021).
4.7	Form of 2.875% Notes due 2028 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K (File No. 814-00663), filed on June 10, 2021).

Exhibit Number	Document
4.8	Fifteenth Supplemental Indenture, dated as of November 4, 2021, relating to the 3.200% Notes due 2031, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K (File No. 814-00663), filed on November 4, 2021).
4.9	Form of 3.200% Notes due 2031 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K (File No. 814-00663), filed on November 4, 2021).
4.10	Sixteenth Supplemental Indenture, dated as of January 13, 2022, relating to the 2.875% Notes due 2027, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K (File No. 814-00663), filed on January 13, 2022).
4.11	Form of 2.875% due 2027 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K (File No. 814-00663), filed on January 13, 2022).
4.12	Seventeenth Supplemental Indenture, dated as of August 3, 2023, relating to the 7.000% Notes due 2027, between Ares Capital Corporation and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K (File No. 814-00663), filed on August 3, 2023).
4.13	Form of 7.000% Notes due 2027 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K (File No. 814-00663), filed on August 3, 2023).
4.14	Eighteenth Supplemental Indenture, dated as of January 23, 2024, relating to the 5.875% Notes due 2029, between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K (File No. 814-00663), filed on January 23, 2024).
4.15	Form of 5.875% Notes due 2029 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K (File No. 814-00663), filed on January 23, 2024).
4.16	Indenture, dated as of May 13, 2024, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q (File No. 814-000663), for the quarter ended June 30, 2024, filed on July 30, 2024).
4.17	First Supplemental Indenture, dated as of May 13, 2024, relating to the 5.950% Notes due 2029, between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K (File No. 814-00663), filed on May 13, 2024).
4.18	Form of 5.950% Notes due 2029 (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K (File No. 814-00663), filed on May 13, 2024).
4.19	Second Supplemental Indenture, dated as of January 8, 2025, relating to the 5.800% Notes due 2032, between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K (File No. 814-00663), filed on January 8, 2025).
4.20	Form of 5.800% Notes due 2032 (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K (File No. 814-00663), filed on January 8, 2025).
4.21	Third Supplemental Indenture, dated as of June 3, 2025, relating to the 5.500% Notes due 2030, between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K (File No. 814-00663), filed on June 3, 2025).
4.22	Form of 5.500% Notes due 2030 (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K (File No. 814-00663), filed on June 3, 2025).
4.23	Fourth Supplemental Indenture, dated as of September 9, 2025, relating to the 5.100% Notes due 2031, between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K (File No. 814-00663), filed on September 9, 2025).
4.24	Form of 5.100% Notes due 2031 (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K (File No. 814-00663), filed on September 9, 2025).
4.25	Fifth Supplemental Indenture, dated as of January 12, 2026, relating to the 5.250% Notes due 2031, between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K (File No. 814-00663), filed on January 12, 2026).
4.26	Form of 5.250% Notes due 2031 (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K (File No. 814-00663), filed on January 12, 2026).
4.27	Indenture, dated as of May 24, 2024, by and between Ares Direct Lending CLO 1 LLC, as issuer, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K (File No. 814-00663), filed on May 31, 2024).
4.28	Form of Class A Senior Floating Rate Notes due 2036 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K (File No. 814-00663), filed on May 31, 2024).
4.29	Form of Class B Senior Floating Rate Notes due 2036 (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K (File No. 814-00663), filed on May 31, 2024).

Exhibit Number	Document
4.30	Form of Subordinated Notes due 2036 (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K (File No. 814-00663), filed on May 31, 2024).
4.31	Indenture and Security Agreement, dated as of November 19, 2024, by and between Ares Direct Lending CLO 4 LLC, as issuer, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K (File No. 814-00663), filed on November 25, 2024).
4.32	Form of Class A Senior Floating Rate Notes due 2036 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K (File No. 814-00663), filed on November 25, 2024).
4.33	Form of Class B Senior Floating Rate Notes due 2036 (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K (File No. 814-00663), filed on November 25, 2024).
4.34	Form of Subordinated Notes due 2036 (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K (File No. 814-00663), filed on November 25, 2024).
4.35	Indenture, dated as of December 3, 2025, by and between Ares Direct Lending CLO 7 LLC, as issuer, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K (File No. 814-00663), filed on December 9, 2025).
4.36	Form of Class A-1 Senior Floating Rate Notes due 2038 (contained in the Indenture filed as Exhibit 4.1 to the Company’s Form 8-K (File No. 814-00663), filed on December 9, 2025) (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K (File No. 814-00663), filed on December 9, 2025).
4.37	Form of Class A-2 Senior Floating Rate Notes due 2038 (contained in the Indenture filed as Exhibit 4.1 to the Company’s Form 8-K (File No. 814-00663), filed on December 9, 2025) (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K (File No. 814-00663), filed on December 9, 2025).
4.38	Form of Class B Senior Floating Rate Notes due 2038 (contained in the Indenture filed as Exhibit 4.1 to the Company’s Form 8-K (File No. 814-00663) (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K (File No. 814-00663), filed on December 9, 2025).
4.39	Form of Subordinated Notes due 2038 (contained in the Indenture filed as Exhibit 4.1 to the Company’s Form 8-K (File No. 814-00663) (incorporated by reference to Exhibit 4.5 to the Company’s Form 8-K (File No. 814-00663), filed on December 9, 2025).
4.40	Description of Securities (incorporated by reference to Exhibit 4.35 to the Company’s Form 10-K (File No. 814-00663) for the year ended December 31, 2024, filed on February 5, 2025).
10.1	Dividend Reinvestment Plan of Ares Capital Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-K (File No. 814-00663) for the year ended December 31, 2018, filed on February 12, 2019).
10.2	Second Amended and Restated Investment Advisory and Management Agreement between Ares Capital Corporation and Ares Capital Management LLC, dated as of June 6, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on June 7, 2019).
10.3	Amended and Restated Administration Agreement, dated as of June 1, 2007, between Ares Capital Corporation and Ares Operations LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q (File No. 814-00663) for the quarter ended June 30, 2007, filed on August 9, 2007).
10.4	Amended and Restated Custodian Agreement, dated as of May 15, 2009, between Ares Capital Corporation and U.S. Bank National Association (incorporated by reference to Exhibit (j) to the Company’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act, on Form N-2 (File No. 333-158211), filed on May 28, 2009).
10.5	Amendment No. 1, dated as of December 19, 2014, to the Amended and Restated Custodian Agreement dated as of May 15, 2009, by and among Ares Capital Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K (File No. 814-00663) for the year ended December 31, 2014, filed on February 26, 2015).
10.6	Trademark License Agreement between Ares Capital Corporation and Ares Management LLC (incorporated by reference to Exhibit 99(k)(3) to the Company’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act, on Form N-2 (File No. 333-114656), filed on September 17, 2004).
10.7	Form of Indemnification Agreement between Ares Capital Corporation and directors and certain officers (incorporated by reference to Exhibit (k)(3) to the Company’s Registration Statement under the Securities Act, on Form N-2 (File No. 333-188175), filed on April 26, 2013).
10.8	Form of Indemnification Agreement between Ares Capital Corporation and members of Ares Capital Management LLC investment committee (incorporated by reference to Exhibit (k)(4) to the Company’s Registration Statement under the Securities Act, on Form N-2 (File No. 333-188175), filed on April 26, 2013).
10.9	Amended and Restated Purchase and Sale Agreement, dated as of January 22, 2010, among Ares Capital Corporation, as seller, and Ares Capital CP Funding Holdings LLC, as purchaser (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 814-00663), filed on January 25, 2010).

Exhibit Number	Document
10.10	Amendment No. 1 to Amended and Restated Purchase and Sale Agreement, dated as of June 7, 2012, among Ares Capital Corporation, as seller, and Ares Capital CP Funding Holdings LLC, as purchaser (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 814-0663), filed on June 8, 2012).
10.11	Second Tier Purchase and Sale Agreement, dated as of January 22, 2010, among Ares Capital CP Funding Holdings LLC, as seller, and Ares Capital CP Funding LLC, as purchaser (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K (File No. 814-00663), filed on January 25, 2010).
10.12	Amendment No. 1 to Second Tier Purchase and Sale Agreement, dated as of June 7, 2012, among Ares Capital CP Funding Holdings LLC, as seller, and Ares Capital CP Funding LLC, as purchaser (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 814-0663), filed on June 8, 2012).
10.13	Amended and Restated Sale and Servicing Agreement, dated as of January 22, 2010, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer, Wachovia Bank, National Association, as note purchaser, U.S. Bank National Association, as trustee and collateral custodian, and Wells Fargo Securities, LLC, as agent (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 814-00663), filed on January 25, 2010).
10.14	Amendment No. 1 to the Amended and Restated Sale and Servicing Agreement, dated as of May 6, 2010, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer, Wells Fargo Bank, National Association, as successor by merger to Wachovia Bank as note purchaser, U.S. Bank, National Association, as trustee and collateral custodian, and Wells Fargo Securities LLC, as agent (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q (File No. 814-00663) for the quarter ended March 30, 2010, filed on May 10, 2010).
10.15	Amendment No. 2 to the Amended and Restated Sale and Servicing Agreement, dated as of January 18, 2011, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer, Wells Fargo Bank, National Association, as successor by merger to Wachovia Bank as note purchaser, U.S. Bank National Association, as trustee and collateral custodian, and Wells Fargo Securities, LLC, as agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on January 19, 2011).
10.16	Amendment No. 3 to the Amended and Restated Sale and Servicing Agreement, dated as of October 13, 2011, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer and as transferor, Wells Fargo Bank, National Association (as successor by merger to Wachovia Bank, National Association), as note purchaser, U.S. Bank National Association, as trustee, collateral custodian and bank and Wells Fargo Securities, LLC, as agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on October 14, 2011).
10.17	Amendment No. 4 to the Amended and Restated Sale and Servicing Agreement, dated as of January 18, 2012, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Wells Fargo Bank, National Association (as successor by merger to Wachovia Bank, National Association), as note purchaser, Wells Fargo Securities, LLC, as agent, and U.S. Bank National Association, as collateral custodian, trustee and bank (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on January 19, 2012).
10.18	Amendment No. 5 to the Amended and Restated Sale and Servicing Agreement, dated as of June 7, 2012, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Wells Fargo Bank, National Association (as successor by merger to Wachovia Bank, National Association), as note purchaser, Wells Fargo Securities, LLC, as agent, and U.S. Bank National Association, as collateral custodian, trustee and bank (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-0663), filed on June 8, 2012).
10.19	Amendment No. 6 to Loan and Servicing Agreement, dated as of January 25, 2013, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Wells Fargo Securities, LLC, as agent, Wells Fargo Bank, National Association, as swingline lender, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on January 28, 2013).
10.20	Omnibus Amendment, dated as of May 14, 2014, among Ares Capital CP Funding LLC, Ares Capital CP Funding Holdings LLC, Ares Capital Corporation, Wells Fargo Bank, National Association, as swingline lender and as a lender, Wells Fargo Securities, LLC, as agent, and U.S. Bank National Association, as trustee, bank and collateral custodian (amending the Loan and Servicing Agreement, dated as of January 22, 2010, the Amended and Restated Purchase and Sale Agreement, dated as of January 22, 2010, and the Second Tier Purchase and Sale Agreement, dated as of January 22, 2010) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on May 15, 2014).

Exhibit Number	Document
10.21	Amendment No. 8 to the Loan and Servicing Agreement, dated as of January 3, 2017, among Ares Capital CP Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Wells Fargo Securities, LLC, as agent, and Wells Fargo Bank, National Association, as swingline lender, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on January 4, 2017).
10.22	Amendment No. 9 to Loan and Servicing Agreement, dated as of October 2, 2017, among Ares Capital CP Funding LLC, as borrower, the Company, as servicer, Wells Fargo Bank, National Association, as swingline lender, as a lender and as a successor agent, Wells Fargo Securities, LLC, as the resigning agent, Bank of America, N.A. as a lender, U.S. Bank National Association as collateral custodian, trustee and bank, and the other lenders party thereto (incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K (File No. 814-00663) for the year ended December 31, 2021, filed on February 9, 2022).
10.23	Amendment No. 10 to Loan and Servicing Agreement, dated as of October 2, 2018, among Ares Capital CP Funding LLC, Ares Capital Corporation, Wells Fargo Bank National Association, as the agent and Wells Fargo Bank, National Association, as a lender and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 814-00663), filed on October 3, 2018).
10.24	Amendment No. 11 to Loan and Servicing Agreement, dated as of December 14, 2018, among Ares Capital CP Funding LLC, Ares Capital Corporation, Wells Fargo Bank National Association, as the agent and Wells Fargo Bank, National Association, as a lender and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on December 17, 2018).
10.25	Amendment No. 12 to Loan and Servicing Agreement, dated as of June 18, 2019, among Ares Capital CP Funding LLC, as the borrower, Ares Capital Corporation, as the servicer, Wells Fargo Bank, National Association, as the agent, Wells Fargo Bank, National Association, as a lender, Bank of America, N.A, as a lender and U.S. Bank National Association, as trustee, bank and collateral custodian (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on June 19, 2019).
10.26	Amendment No. 13 to Loan and Servicing Agreement, dated as of January 31, 2020, among Ares Capital CP Funding LLC, as the borrower, Ares Capital Corporation, as the servicer, Wells Fargo Bank, National Association, as the agent, Wells Fargo Bank, National Association, as a lender, Bank of America, N.A, as a lender, TIAA, FSB, as a lender, Sampension Livsforsikring A/S, as a lender, Arkitekternes Pensionskasse, as a lender, Pensionskassen for Jordbrugsakademikere og Dyrlæger, as a lender and U.S. Bank National Association, as trustee, bank and collateral custodian (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on February 3, 2020).
10.27	Amendment No. 14 to Loan and Servicing Agreement, dated as of November 13, 2020, among Ares Capital CP Funding LLC, as borrower, the Company, as servicer, Wells Fargo Bank, National Association, as agent, Wells Fargo Bank, National Association, as a lender, and Bank of America, N.A., as a lender, and U.S. Bank National Association, as trustee, bank and collateral custodian (incorporated by reference to Exhibit 10.27 to the Company’s Form 10-K (File No. 814-00663) for the year ended December 31, 2021, filed on February 9, 2022).
10.28	Amendment No. 15 to Loan and Servicing Agreement, dated as of December 29, 2021, among Ares Capital CP Funding LLC, as borrower, the Company as servicer, Wells Fargo Bank, National Association, as agent, the lenders named therein, and U.S. Bank National Association, as trustee, bank and collateral custodian (incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K (File No. 814‑00663), filed on January 3, 2022).
10.29	Amendment No. 16 to Loan and Servicing Agreement, dated as of June 30, 2022, among Ares Capital CP Funding LLC, as the borrower, Ares Capital Corporation, as the servicer, Wells Fargo Bank, National Association, as the agent, Wells Fargo Bank, National Association, as a lender, Bank of America, N.A, as a lender, Sampension Livsforsikring A/S, as a lender, Arkitekternes Pensionskasse, as a lender, Pensionskassen for Jordbrugsakademikere og Dyrlæger, as a lender, Canadian Imperial Bank of Commerce, as a lender, U.S. Bank Trust Company, National Association, as trustee and U.S. Bank National Association, as bank and collateral custodian (incorporated by reference to Exhibit 10.1 to the Company’s Form 8‑K (File No. 814‑00663), filed on July 1, 2022).
10.30	Amendment No. 17 to Loan and Servicing Agreement, dated as of October 8, 2024, among Ares Capital CP Funding LLC, as the borrower, Ares Capital Corporation, as the servicer, Wells Fargo Bank, National Association, as the agent, Wells Fargo Bank, National Association, as a lender, Bank of America, N.A, as a lender, Sampension Livsforsikring A/S, as a lender, Arkitekternes Pensionskasse, as a lender, Pensionskassen for Jordbrugsakademikere og Dyrlæger, as a lender, Pensionskassen for Teknikum og Diplomingeniører, as a lender, Canadian Imperial Bank of Commerce, as a lender, U.S. Bank Trust Company, National Association, as trustee and U.S. Bank National Association, as bank and collateral custodian (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on October 11, 2024).

Exhibit Number	Document
10.31	Amendment No. 18 to Loan and Servicing Agreement, dated as of July 28, 2025, among Ares Capital CP Funding LLC, as the borrower, Ares Capital Corporation, as the servicer, Wells Fargo Bank, National Association, as the agent, the lenders party thereto, U.S. Bank Trust Company, National Association, as trustee and U.S. Bank National Association, as bank and collateral custodian (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q (File No. 814-00663) for the quarter ended June 30, 2025, filed on July 29, 2025).
10.32	Sixteenth Amended and Restated Senior Secured Credit Agreement, dated as of April 15, 2025, among Ares Capital Corporation, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-000663), filed on April 21, 2025).
10.33	Loan and Servicing Agreement, dated as of January 20, 2012, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, collateral agent and lender, and U.S. Bank National Association, as collateral custodian and bank (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on January 24, 2012).
10.34	Purchase and Sale Agreement, dated as of January 20, 2012, between Ares Capital JB Funding LLC, as purchaser, and Ares Capital Corporation, as seller (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 814-00663), filed on January 24, 2012).
10.35	Revolving Credit and Security Agreement, dated as of June 11, 2020, among ARCC FB Funding LLC, as the borrower, BNP Paribas, as the administrative agent, Ares Capital Corporation as equity holder and servicer, and U.S. Bank National Association as collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on June 16, 2020).
10.36	Purchase and Sale Agreement, dated as of June 11, 2020, between ARCC FB Funding LLC, as the purchaser and Ares Capital Corporation, as the seller (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 814-00663), filed on June 16, 2020).
10.37	First Amendment to the Revolving Credit and Security Agreement, dated as of December 21, 2020, among ARCC FB Funding LLC, as the borrower, BNP Paribas, as the administrative agent, Ares Capital Corporation as equity holder and servicer, and U.S. Bank National Association as collateral agent (incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K (File No. 814-00663), for the year ended December 30, 2020, filed on February 10, 2021).
10.38	Second Amendment to the Revolving Credit and Security Agreement, dated as of June 29, 2021, among ARCC FB Funding LLC, as borrower, the lenders from time to time parties thereto, BNP Paribas, as administrative agent and lender, Ares Capital Corporation, as equityholder and servicer, and U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on July 1, 2021).
10.39	Third Amendment to the Revolving Credit and Security Agreement, dated as of August 17, 2022, among ARCC FB Funding LLC, as borrower, the lenders from time to time parties thereto, BNP Paribas, as administrative agent and lender, Ares Capital Corporation, as equityholder and servicer, and U.S. Bank Trust Company, National Association, as collateral agent (incorporated by reference to Exhibit 10.37 to the Company’s Form 10-K (File No. 814-00663) for the year ended December 31, 2022, filed on February 7, 2023).
10.40	Fourth Amendment to the Revolving Credit and Security Agreement, dated as of January 9, 2023, among ARCC FB Funding LLC, as borrower, the lenders from time to time parties thereto, BNP Paribas, as administrative agent and lender, Ares Capital Corporation, as equityholder and servicer, and U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 10.38 to the Company’s Form 10-K (File No. 814-00663) for the year ended December 31, 2022, filed on February 7, 2023).
10.41	Fifth Amendment to the Revolving Credit and Security Agreement, dated as of April 20, 2023, among ARCC FB Funding LLC, as borrower, the lenders from time to time parties thereto, BNP Paribas, as administrative agent and lender, Ares Capital Corporation, as equityholder and servicer, and U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q (File No. 814-00663) for the quarter ended March 31, 2023, filed on April 25, 2023).
10.42	Sixth Amendment to the Revolving Credit and Security Agreement, dated as of December 14, 2023, among ARCC FB Funding LLC, as borrower, the lenders from time to time parties thereto, BNP Paribas, as administrative agent and lender, Ares Capital Corporation, as equityholder and servicer, and U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on December 19, 2023).

Exhibit Number	Document
10.43	Seventh Amendment to the Revolving Credit and Security Agreement, dated as of April 12, 2024, among ARCC FB Funding LLC, as borrower, the lenders from time to time parties thereto, BNP Paribas, as administrative agent and lender, Ares Capital Corporation, as equityholder and servicer, and U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 814-00663), filed on April 17, 2024).
10.44	Eighth Amendment to the Revolving Credit and Security Agreement, dated as of July 25, 2024, among ARCC FB Funding LLC, as borrower, the lenders from time to time parties thereto, BNP Paribas, as administrative agent and lender, Ares Capital Corporation, as equityholder and servicer, and U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 10.6 to the Company’s 10-Q (File No. 814-000663), for the quarter ended June 30, 2024, filed on July 30, 2024).
10.45	Ninth Amendment to the Revolving Credit and Security Agreement, dated as of March 20, 2025, among ARCC FB Funding LLC, as borrower, the lenders from time to time parties thereto, BNP Paribas, as administrative agent and lender, Ares Capital Corporation, as equityholder and servicer, and U.S. Bank National Association, as collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-000663), filed on March 24, 2025).
10.46	Omnibus Amendment No. 1, dated as of September 14, 2012, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, and U.S. Bank National Association, as collateral custodian and bank (amending the Loan and Servicing Agreement, dated as of January 20, 2012, and the Purchase and Sale Agreement, dated as of January 20, 2012) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on September 17, 2012).
10.47	Omnibus Amendment No. 2, dated as of December 20, 2013, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, and U.S. Bank National Association, as collateral custodian and bank (amending the Loan and Servicing Agreement, dated as of January 20, 2012, and the Purchase and Sale Agreement, dated as of January 20, 2012) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on December 23, 2013).
10.48	Omnibus Amendment No. 3, dated as of June 30, 2015, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, and U.S. Bank National Association, as collateral custodian and bank (amending the Loan and Servicing Agreement, dated as of January 20, 2012, and the Purchase and Sale Agreement, dated as of January 20, 2012) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on July 1, 2015).
10.49	Omnibus Amendment No. 4, dated as of August 24, 2017, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, and U.S. Bank National Association, as collateral custodian and bank (amending the Loan and Servicing Agreement, dated as of January 20, 2012) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on August 28, 2017).
10.50	Omnibus Amendment No. 5, dated as of September 12, 2018, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, and U.S. Bank National Association, as collateral custodian and bank (amending the Loan and Servicing Agreement, dated as of January 20, 2012) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on September 13, 2018).
10.51	Omnibus Amendment No. 6, dated as of September 10, 2019, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, and U.S. Bank National Association, as collateral custodian and bank (amending the Loan and Servicing Agreement, dated as of January 20, 2012 and the Purchase and Sale Agreement, dated as of January 20, 2012) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on September 10, 2019).
10.52	Omnibus Amendment No. 7, dated as of December 31, 2019, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, and U.S. Bank National Association, as collateral custodian and bank (amending the Loan and Servicing Agreement, dated as of January 20, 2012 and the Purchase and Sale Agreement, dated as of January 20, 2012) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on January 2, 2020).
10.53	Amendment No. 8, dated as of May 28, 2021, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, and U.S. Bank National Association, as collateral custodian and bank (amending the Loan and Servicing Agreement, dated as of January 20, 2012) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on May 28, 2021).

Exhibit Number	Document
10.54	Amendment No. 9, dated as of April 28, 2023, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, and U.S. Bank National Association, as collateral custodian and bank (amending the Loan and Servicing Agreement, dated as of January 20, 2012) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on May 4, 2023).
10.55	Amendment No. 10, dated as of March 28, 2024, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, and U.S. Bank National Association, as collateral custodian and bank (amending the Loan and Servicing Agreement, dated as of January 20, 2012) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on April 3, 2024).
10.56	Amendment No. 11, dated as of December 6, 2024, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, Citizens Bank, N.A., as lender, and Sumitomo Mitsui Trust Bank, Limited, New York Branch, as lender (amending the Loan and Servicing Agreement, dated as of January 20, 2012) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on December 11, 2024).
10.57	Amendment No. 12, dated as of July 25, 2025, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, Citizens Bank, N.A., as lender, and Sumitomo Mitsui Trust Bank, Limited, New York Branch, as lender (amending the Loan and Servicing Agreement, dated as of January 20, 2012) (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q (File No. 814-00663) for the quarter ended June 30, 2025, filed on July 29, 2025).
10.58	Amendment No. 13, dated as of February 25, 2026, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, Citizens Bank, N.A., as lender, and Sumitomo Mitsui Trust Bank, Limited, New York Branch, as lender (amending the Loan and Servicing Agreement, dated as of January 20, 2012) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on February 27, 2026).
10.59	Uncommitted Continuing Agreement for Standby Letters of Credit and Demand Guarantees, dated as of May 11, 2023, between Ares Capital Corporation and Deutsche Bank AG New York Branch, as the issuer (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on May 17, 2023).
10.60	Collateral Administration Agreement, dated as of May 24, 2024, by and between Ares Direct Lending CLO 1 LLC, as issuer, Ares Capital Management LLC, as asset manager, and U.S. Bank Trust Company, National Association as collateral administrator (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on May 31, 2024).
10.61	Asset Management Agreement, dated as of May 24, 2024, by and between Ares Direct Lending CLO 1 LLC, as issuer and Ares Capital Management LLC, as asset manager (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 814-00663), filed on May 31, 2024).
10.62	Master Purchase and Sale Agreement, dated as of May 24, 2024, by and between Ares Capital Corporation, as seller, and Ares Direct Lending CLO 1 LLC, as buyer (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 814-00663), filed on May 31, 2024).
10.63	Contribution Agreement, dated as of May 24, 2024, by and between Ares Capital Corporation, as transferor, and Ares Direct Lending CLO 1 LLC, as transferee (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K (File No. 814-00663), filed on May 31, 2024).
10.64	Equity Distribution Agreement, dated as of February 5, 2025, among Ares Capital Corporation, Ares Capital Management LLC, Ares Operations LLC and Truist Securities, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on February 5, 2025).
10.65	Equity Distribution Agreement, dated as of February 5, 2025, among Ares Capital Corporation, Ares Capital Management LLC, Ares Operations LLC and Mizuho Securities USA LLC (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 814-00663), filed on February 5, 2025).
10.66	Equity Distribution Agreement, dated as of February 5, 2025, among Ares Capital Corporation, Ares Capital Management LLC, Ares Operations LLC and RBC Capital Markets, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K (File No. 814-00663), filed on February 5, 2025).
10.67	Equity Distribution Agreement, dated as of February 5, 2025, among Ares Capital Corporation, Ares Capital Management LLC, Ares Operations LLC and Regions Securities LLC (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K (File No. 814-00663), filed on February 5, 2025).
10.68	Class A Credit Agreement, dated as of November 19, 2024, by and among Ares Direct Lending CLO 4 LLC, as borrower, the lenders party thereto, and U.S. Bank Trust Company, National Association, as loan agent and collateral trustee (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on November 25, 2024).

Exhibit Number	Document
10.69	Class B Credit Agreement, dated as of November 19, 2024, by and among Ares Direct Lending CLO 4 LLC, as borrower, the lenders party thereto, and U.S. Bank Trust Company, National Association, as loan agent and collateral trustee (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 814-00663), filed on November 25, 2024).
10.70	Collateral Administration Agreement, dated as of November 19, 2024, by and between Ares Direct Lending CLO 4 LLC, as issuer, Ares Capital Management LLC, as asset manager, and U.S. Bank Trust Company, National Association as collateral administrator (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 814-00663), filed on November 25, 2024).
10.71	Asset Management Agreement, dated as of November 19, 2024, by and between Ares Direct Lending CLO 4 LLC, as issuer and Ares Capital Management LLC, as asset manager (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K (File No. 814-00663), filed on November 25, 2024).
10.72	Master Purchase and Sale Agreement, dated as of November 19, 2024, by and between Ares Capital Corporation, as seller, and Ares Direct Lending CLO 4 LLC, as buyer (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K (File No. 814-00663), filed on November 25, 2024).
10.73	Contribution Agreement, dated as of November 19, 2024, by and between Ares Capital Corporation, as transferor, and Ares Direct Lending CLO 4 LLC, as transferee (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K (File No. 814-00663), filed on November 25, 2024).
10.74	Collateral Administration Agreement, dated as of December 3, 2025, by and between Ares Direct Lending CLO 7 LLC, as issuer, Ares Capital Management LLC, as asset manager, and U.S. Bank Trust Company, National Association, as collateral administrator (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on December 9, 2025).
10.75	Asset Management Agreement, dated as of December 3, 2025, by and between Ares Direct Lending CLO 7 LLC, as issuer, and Ares Capital Management LLC, as asset manager (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K (File No. 814-00663), filed on December 9, 2025).
10.76	Master Purchase and Sale Agreement, dated as of December 3, 2025, by and between Ares Capital Corporation, as seller, and Ares Direct Lending CLO 7 LLC, as buyer (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K (File No. 814-00663), filed on December 9, 2025).
10.77	Contribution Agreement, dated as of December 3, 2025, by and between Ares Capital Corporation, as transferor, and Ares Direct Lending CLO 7 LLC, as transferee (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K (File No. 814-00663), filed on December 9, 2025).
11.1	Statement of Computation of Per Share Earnings (included in Note 10 to the Company’s Notes to Consolidated Financial Statements filed herewith).
19.1	Insider Trading Policy (incorporated by reference to Exhibit 97.2 to the Company’s Form 10-K (File No. 814-00663), for the year ended December 31, 2024, filed on February 5, 2025).
21.1	Subsidiaries of Ares Capital Corporation (incorporated by reference to Exhibit 21.1 to the Company’s Form 10-K (File No. 814-00663), for the year ended December 31, 2025, filed on February 4, 2026).
23.1	Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 to the Company’s Form 10-K (File No. 814-00663), for the year ended December 31, 2025, filed on February 4, 2026).
23.2	Consent of Independent Auditors*
31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Form 10-K (File No. 814-00663) for the year ended December 31, 2023, filed on February 7, 2024).
99.1	Report of Independent Registered Public Accounting Firm on Supplemental Information (incorporated by reference to Exhibit 99.1 to the Company’s Form 10-K (File No. 814-00663), for the year ended December 31, 2025, filed on February 4, 2026).
99.2	Supplemental Financial Information of Senior Direct Lending Program, LLC as of December 31, 2025 and 2024 (incorporated by reference to Exhibit 99.2 to the Company’s Form 10-K (File No. 814-00663), for the year ended December 31, 2025, filed on February 4, 2026).
99.3	Audited Consolidated Financial Statements of Ivy Hill Asset Management, L.P. for the year ended December 31, 2025*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

Exhibit Number	Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
________________________________________

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARES CAPITAL CORPORATION

Date: March 23, 2026	By:	/s/ M. KORT SCHNABEL
M. Kort Schnabel Chief Executive Officer (principal executive officer)

Date: March 23, 2026	By:	/s/ SCOTT C. LEM
Scott C. Lem Chief Financial Officer and Treasurer (principal financial officer)

Date: March 23, 2026	By:	/s/ PAUL CHO
Paul Cho Chief Accounting Officer (principal accounting officer)