Form 10-Q
period 2026-03-31
ARES CAPITAL CORP
filed 2026-04-28
CIK 1287750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 23, 2026
Common stock, $0.001 par value	718,022,845

ARES CAPITAL CORPORATION

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	As of
	March 31, 2026	December 31, 2025
	(unaudited)
ASSETS
Investments at fair value
Non-controlled/non-affiliate company investments	$24,607	$24,872
Non-controlled affiliate company investments	581	600
Controlled affiliate company investments	4,311	4,013
Total investments at fair value (amortized cost of $29,648 and $29,250, respectively)	29,499	29,485
Cash and cash equivalents	505	638
Restricted cash	150	286
Interest receivable	239	288
Receivable for open trades	97	317
Other assets	189	221
Total assets	$30,679	$31,235
LIABILITIES
Debt	$15,848	$15,991
Base management fee payable	111	111
Income based fee payable	84	89
Capital gains incentive fee payable	20	82
Interest and facility fees payable	134	193
Payable to participants	78	131
Interest rate swap collateral payable	62	155
Payable for open trades	91	5
Accounts payable and other liabilities	126	132
Deferred tax liabilities	60	28
Total liabilities	16,614	16,917
Commitments and contingencies (Note 7)
STOCKHOLDERS’ EQUITY
Common stock, par value $0.001 per share, 1,000 common shares authorized; 718 common shares issued and outstanding	1	1
Capital in excess of par value	13,359	13,359
Accumulated undistributed earnings	705	958
Total stockholders’ equity	14,065	14,318
Total liabilities and stockholders’ equity	$30,679	$31,235
NET ASSET VALUE PER SHARE	$19.59	$19.94

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	For the Three Months Ended March 31,
	2026	2025
INVESTMENT INCOME:
From non-controlled/non-affiliate company investments:
Interest income (excluding payment-in-kind (“PIK”) interest income)	$439	$431
PIK interest income	45	40
Capital structuring service fees	37	43
Dividend income (excluding PIK dividend income)	12	3
PIK dividend income	64	66
Other income	17	16
Total investment income from non-controlled/non-affiliate company investments	614	599
From non-controlled affiliate company investments:
Interest income (excluding PIK interest income)	3	5
PIK interest income	4	5
Total investment income from non-controlled affiliate company investments	7	10
From controlled affiliate company investments:
Interest income (excluding PIK interest income)	56	40
PIK interest income	3	5
Capital structuring service fees	2	3
Dividend income (excluding PIK dividend income)	80	73
PIK dividend income	—	1
Other income	1	1
Total investment income from controlled affiliate company investments	142	123
Total investment income	763	732
EXPENSES:
Interest and credit facility fees	213	186
Base management fee	111	102
Income based fee	84	85
Capital gains incentive fee	(61)	(25)
Administrative and other fees	4	4
Other general and administrative	8	8
Total expenses	359	360
NET INVESTMENT INCOME BEFORE INCOME TAXES	404	372
Income tax expense, including excise taxes	6	7
NET INVESTMENT INCOME	398	365
REALIZED AND UNREALIZED GAINS (LOSSES) ON INVESTMENTS, FOREIGN CURRENCY AND OTHER TRANSACTIONS:
Net realized gains (losses):
Non-controlled/non-affiliate company investments	101	(100)
Non-controlled affiliate company investments	—	8
Controlled affiliate company investments	13	—
Foreign currency and other transactions	(8)	31
Net realized gains (losses)	106	(61)
Net unrealized gains (losses):
Non-controlled/non-affiliate company investments	(340)	33
Non-controlled affiliate company investments	(26)	(28)
Controlled affiliate company investments	(50)	(2)
Foreign currency and other transactions	30	(44)
Net change in deferred tax liabilities	(26)	(22)
Net unrealized losses	(412)	(63)
Net realized and unrealized losses on investments, foreign currency and other transactions	(306)	(124)
NET INCREASE IN STOCKHOLDERS’ EQUITY RESULTING FROM OPERATIONS	$92	$241
Basic and diluted net income per common share (see Note 10)	$0.13	$0.36
Basic and diluted weighted average shares of common stock outstanding (see Note 10)	718	676
See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of March 31, 2026
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Software and Services
ACP Avenu Midco LLC (13)	Provider of technology solutions and hardware to U.S. state and local governments and motor vehicle agencies	First lien senior secured loan	8.66%	SOFR (Q)	5.00%	04/2025	10/2029		$13.1	$13.0	$13.1	(2)(9)
		First lien senior secured loan	8.66%	SOFR (Q)	5.00%	08/2025	10/2029		3.6	3.5	3.6	(2)(9)
										16.5	16.7
Actfy Buyer, Inc. (13)	Software provider of end to end fraud management workflow solutions	First lien senior secured loan	8.42%	SOFR (M)	4.75%	05/2024	05/2031		20.9	20.9	20.9	(2)(9)
Activate Holdings (US) Corp. and CrossPoint Capital AS SPV, LP (13)	Provider of software services that support the management and security of computing devices, applications, data, and networks	First lien senior secured loan	8.95%	SOFR (Q)	5.25%	07/2023	07/2030		42.0	42.0	42.0	(2)(6)(9)
		First lien senior secured loan	8.95%	SOFR (Q)	5.25%	09/2024	07/2030		6.8	6.8	6.8	(2)(6)(9)
		Limited partnership interest				10/2023		9,249,000		10.2	12.8	(2)(6)
										59.0	61.6
Adonis Bidco Inc. (13)	Provider of intellectual property management lifecycle software	First lien senior secured loan	9.20%	SOFR (Q)	5.50%	02/2025	02/2032		11.1	11.1	10.8	(2)(9)
		First lien senior secured loan	9.45% (2.88% PIK)	SOFR (Q)	5.75%	02/2025	02/2032		237.3	237.3	232.5	(2)(9)
										248.4	243.3
AI Titan Parent, Inc. (13)	Provider of plant maintenance / scheduling software	First lien senior secured loan	8.17%	SOFR (M)	4.50%	08/2024	08/2031		7.3	7.3	7.2	(2)(9)
Anaplan, Inc. (13)	Provider of cloud-based connected planning platforms for business analytics	First lien senior secured loan	8.17%	SOFR (Q)	4.50%	06/2022	06/2029		5.8	5.8	5.7	(2)(9)
APG Intermediate Holdings Corporation and APG Holdings, LLC (4)	Aircraft performance software provider	Class A membership units				01/2020		9,750,000		9.8	6.3	(2)
Apple Bidco Holdings, Inc. (13)	Provider of SaaS-based safety and security software to the K-12 school market	First lien senior secured revolving loan	8.20%	SOFR (Q)	4.50%	01/2026	01/2033		1.2	1.2	1.2	(2)(9)
		First lien senior secured loan	8.20%	SOFR (Q)	4.50%	01/2026	01/2033		53.2	53.2	51.6	(2)(9)
										54.4	52.8
Appriss Health, LLC and Appriss Health Intermediate Holdings, Inc. (13)	Software platform for identification, prevention and management of substance use disorder	First lien senior secured loan	8.52%	SOFR (M)	4.75%	05/2021	05/2027		2.8	2.8	2.8	(2)(9)
Aptean, Inc. and Aptean Acquiror Inc. (13)	Provider of CRM, ERP and supply chain software application	First lien senior secured revolving loan	8.42%	SOFR (Q)	4.75%	01/2024	01/2031		0.1	0.1	0.1	(2)(9)
		First lien senior secured loan	8.42%	SOFR (Q)	4.75%	01/2024	01/2031		19.8	19.7	19.6	(2)(9)
										19.8	19.7
Archduke Buyer, Inc. (13)	Developer and operator of Java runtime solutions for enterprises applications	First lien senior secured loan	9.17%	SOFR (Q)	5.50%	12/2025	12/2032		61.0	61.0	60.4	(2)(9)

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of March 31, 2026
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Arrow Borrower 2025, Inc. (13)	Provider of accounts payable automation software and payment solutions	First lien senior secured loan	7.95%	SOFR (Q)	4.25%	10/2025	10/2032		28.3	28.3	28.0	(2)(9)
Artifact Bidco, Inc. (13)	Supply chain risk management SaaS platform for global enterprise clients	First lien senior secured loan	7.85%	SOFR (Q)	4.15%	05/2024	07/2031		7.4	7.4	7.4	(2)(9)
Aston Bidco (Holding) Limited	Provider of enterprise software solutions	First lien senior secured loan	9.87%	SONIA (Q)	6.00%	07/2025	07/2032		108.3	108.2	108.3	(2)(6)(9)
Auctane, Inc.	Provider of mailing and shipping solutions	First lien senior secured loan	9.58%	SOFR (S)	5.75%	10/2021	10/2028		143.4	143.4	143.4	(2)(9)
Banyan Software Holdings, LLC and Banyan Software Intermediate, Inc. (13)(14)	Vertical software businesses holding company	First lien senior secured revolving loan	9.17%	SOFR (M)	5.50%	01/2025	01/2031		1.1	1.1	1.1	(2)(9)
		First lien senior secured loan	9.17%	SOFR (M)	5.50%	01/2025	01/2031		140.9	140.9	140.9	(2)(9)
		First lien senior secured loan	9.17%	SOFR (M)	5.50%	04/2025	01/2031		21.4	21.4	21.4	(2)(9)
		First lien senior secured loan	8.92%	SOFR (M)	5.25%	10/2025	01/2031		1.6	1.6	1.6	(2)
		Series A preferred shares	14.00% PIK			01/2025		82,508		95.0	95.0	(2)
										260.0	260.0
BCTO Ignition Purchaser, Inc.	Enterprise software provider	Senior subordinated loan	11.17% PIK	SOFR (Q)	7.50%	04/2023	10/2030		4.6	4.6	4.6	(2)(9)
		Senior subordinated loan	11.17% PIK	SOFR (Q)	7.50%	03/2025	10/2030		2.6	2.6	2.6	(2)(9)
										7.2	7.2
Bobcat Purchaser, LLC and Bobcat Topco, L.P. (13)	Healthcare software provider	First lien senior secured loan	8.20%	SOFR (Q)	4.50%	06/2023	06/2030		15.5	15.5	15.5	(2)(9)
		Class A-1 units				06/2023		1,729,228		1.7	1.4
										17.2	16.9
Borrower R365 Holdings LLC (13)	Provider of restaurant enterprise resource planning systems	First lien senior secured loan	9.85%	SOFR (Q)	6.00%	06/2021	06/2027		15.9	15.9	15.9	(2)(9)
		First lien senior secured loan	9.85%	SOFR (Q)	6.00%	01/2022	06/2027		1.9	1.9	1.9	(2)(9)
										17.8	17.8
Bottomline Technologies, Inc. (13)	Provider of payment automation solutions	First lien senior secured loan	8.20%	SOFR (Q)	4.50%	04/2025	05/2029		16.5	16.5	16.5	(2)(9)
Businessolver.com, Inc. (13)	Provider of SaaS-based benefits solutions for employers and employees	First lien senior secured loan	8.20%	SOFR (Q)	4.50%	12/2021	12/2032		28.0	28.0	27.7	(2)(9)
Cardinal Parent, Inc. and Packers Software Intermediate Holdings, Inc. (13)	Provider of software and technology-enabled content and analytical solutions to insurance brokers	First lien senior secured loan	8.35%	SOFR (Q)	4.50%	04/2024	11/2027		16.6	16.2	15.4	(2)(9)(16)
		Second lien senior secured loan	11.60%	SOFR (Q)	7.75%	11/2020	11/2028		71.6	71.3	68.1	(2)(9)
		Series A preferred shares	11.00% PIK			11/2020		24,898		44.7	40.2	(2)
		Series A-2 preferred shares	11.00% PIK			12/2020		8,963		15.9	14.3	(2)
		Series A-3 preferred shares	11.00% PIK			11/2021		11,952		19.2	17.2	(2)
										167.3	155.2
Cascade Parent Inc., Cascade Intermediate II, Inc., and Haveli Cascade Co-Invest I, L.P. (13)	Provider of database management services	First lien senior secured loan	9.42%	SOFR (M)	5.75%	09/2025	09/2031		29.8	29.8	29.5	(2)(9)

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of March 31, 2026
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		Senior subordinated loan	13.00% PIK			09/2025	09/2033		25.3	25.3	24.9	(2)
		Limited partnership interests				09/2025		5,324,000		5.3	5.3	(2)
										60.4	59.7
Centralsquare Technologies, LLC and Supermoose Newco, Inc. (13)	Provider of mission-critical software solutions for the public sector	First lien senior secured revolving loan				04/2024	04/2030		—	—	—	(2)(11)
		First lien senior secured loan	9.42%	SOFR (M)	5.75%	04/2024	04/2030		144.4	144.4	144.4	(2)(9)
		Series A preferred stock	15.00% PIK			04/2024		83,332		111.2	111.2	(2)
										255.6	255.6
Cloud Software Group, Inc., Picard Parent, Inc., Cloud Software Group Holdings, Inc., Picard HoldCo, LLC and Elliott Alto Co-Investor Aggregator L.P. (13)	Provider of server, application and desktop virtualization, networking, software as a service, and cloud computing technologies	Second lien senior secured notes	9.00%			04/2023	09/2029		121.0	115.1	116.1	(2)(16)
		Limited partnership interests				09/2022		12,250,000		12.3	32.7	(2)
										127.4	148.8
Community Brands ParentCo, LLC	Software and payment services provider to non-profit institutions	Class A units				12/2016		500,000		5.0	1.1	(2)
Computer Services, Inc. (13)	Infrastructure software provider to community banks	First lien senior secured loan	8.20%	SOFR (Q)	4.50%	02/2024	11/2031		50.3	50.3	49.3	(2)(9)
Consilio Midco Limited, Compusoft US LLC, and Consilio Investment Holdings, L.P.	Provider of sales software for the interior design industry	Common units				05/2021		483,584		4.8	7.8	(2)(6)
		Series A common units				09/2022		23,340		0.2	0.4	(2)(6)
										5.0	8.2
CoreLogic, Inc. and T-VIII Celestial Co-Invest LP (13)	Provider of information, insight, analytics, software and other outsourced services primarily to the mortgage, real estate and insurance sectors	First lien senior secured revolving loan	7.03%	SOFR (M)	3.25%	06/2021	03/2028		6.4	6.4	6.0	(2)
		Second lien senior secured loan	10.28%	SOFR (M)	6.50%	06/2021	06/2029		155.7	155.7	144.7	(2)(9)(16)
		Limited partnership units				04/2021		59,665,989		59.7	49.3	(2)
										221.8	200.0
Cority Software Inc., Cority Software (USA) Inc., and Cority Parent, Inc. (13)	Provider of environmental, health and safety software to track compliance data	First lien senior secured loan	8.17%	SOFR (Q)	4.50%	10/2025	11/2032		61.7	61.7	59.8	(2)(6)(9)
		Preferred equity	9.00% PIK			07/2019		198		0.4	0.8	(2)(6)
		Common equity				07/2019		190,143		—	—	(2)(6)
										62.1	60.6
Cornerstone OnDemand, Inc. and Sunshine Software Holdings, Inc. (13)	Provider of a cloud-based, SaaS platform for talent management	First lien senior secured revolving loan	6.78%	SOFR (M)	3.00%	10/2021	10/2026		8.4	8.4	6.2	(2)(12)
		First lien senior secured loan	7.53%	SOFR (M)	3.75%	06/2024	10/2028		16.4	15.1	11.9	(2)(9)(16)
		Second lien senior secured loan	10.28%	SOFR (M)	6.50%	10/2021	10/2029		137.5	137.5	103.1	(2)(9)

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of March 31, 2026
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		Series A preferred shares	10.50% PIK			10/2021		116,413		179.2	125.4	(2)
		Class A-1 common stock				10/2021		1,360,100		13.6	15.3	(2)
										353.8	261.9
Coupa Holdings, LLC and Coupa Software Incorporated (13)	Provider of Business Spend Management software	First lien senior secured loan	8.92%	SOFR (Q)	5.25%	03/2023	02/2030		8.9	8.9	8.6	(2)(9)
Databricks, Inc. (13)	Cloud-based data and AI platform that helps companies scale and manage data	First lien senior secured loan	8.17%	SOFR (M)	4.50%	12/2024	01/2032		0.1	0.1	0.1	(2)
Datix Bidco Limited and RL Datix Holdings (USA), Inc. (13)	Global healthcare software company that provides software solutions for patient safety and risk management	First lien senior secured loan	8.73%	SOFR (S)	5.00%	04/2024	04/2031		104.6	104.6	103.6	(2)(6)(9)
		First lien senior secured loan	9.46%	SONIA (S)	5.25%	04/2024	04/2031		56.1	53.1	55.6	(2)(6)(9)
										157.7	159.2
Digicert, Inc., Dcert Buyer, Inc., DCert Preferred Holdings, Inc. and Destiny Digital Holdings, L.P. (13)	Provider of internet security tools and solutions	First lien senior secured loan	9.42%	SOFR (M)	5.75%	07/2025	07/2030		124.4	123.2	121.9	(2)(9)
		Second lien senior secured loan	10.67%	SOFR (M)	7.00%	05/2022	02/2029		20.3	18.2	15.3	(2)(16)
		Series A preferred shares	10.50% PIK			05/2021		129,822		208.0	153.9	(2)
		Series A units				05/2021		817,194		13.3	12.0	(2)
										362.7	303.1
Diligent Corporation and Diligent Preferred Issuer, Inc. (13)	Provider of secure SaaS solutions for board and leadership team documents	First lien senior secured revolving loan	8.67%	SOFR (Q)	5.00%	04/2024	08/2030		0.5	0.5	0.5	(2)(9)(12)
		First lien senior secured loan	8.67%	SOFR (Q)	5.00%	04/2024	08/2030		23.5	23.4	22.8	(2)(9)
		Preferred stock	10.50% PIK			04/2021		13,140		21.6	20.8	(2)
										45.5	44.1
Doxim Inc. (13)	Enterprise content management provider	First lien senior secured revolving loan				09/2025	11/2027		—	—	—	(2)(6)(11)
		First lien senior secured loan	10.17%	SOFR (M)	6.50%	09/2025	11/2027		84.5	84.5	84.5	(2)(6)(9)
										84.5	84.5
DriveCentric Holdings, LLC (13)	Provider of CRM software to the automotive dealership industry	First lien senior secured loan	8.19%	SOFR (Q)	4.50%	08/2024	08/2031		12.1	12.1	12.1	(2)(9)
		First lien senior secured loan	8.20%	SOFR (Q)	4.50%	07/2025	08/2031		11.6	11.6	11.6	(2)(9)
										23.7	23.7
Echo Purchaser, Inc. (13)	Software provider of mission critical security, supply chain, and collaboration solutions for highly regulated end markets	First lien senior secured loan	9.17%	SOFR (M)	5.50%	11/2023	11/2029		11.3	11.3	11.3	(2)(9)
Eclipse Topco, Inc., Eclipse Investor Parent, L.P. and Eclipse Buyer, Inc. (13)	Payment processing solution provider	First lien senior secured loan	8.18%	SOFR (M)	4.50%	09/2024	09/2031		35.2	35.2	34.9	(2)(9)
		Preferred units	12.50% PIK			09/2024		656		7.7	7.7	(2)

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of March 31, 2026
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		Class A common units				09/2024		563		0.6	0.5	(2)
										43.5	43.1
Edition Holdings, Inc. and Enverus, Inc. (13)	SaaS based business analytics company focused on oil and gas industry	First lien senior secured loan	8.19%	SOFR (Q)	4.50%	12/2025	12/2032		75.9	75.9	74.4	(2)(9)
Edmunds Govtech, Inc. (13)	Provider of ERP software solutions for local governments	First lien senior secured revolving loan	7.45%	SOFR (Q)	3.75%	02/2024	02/2030		1.7	1.7	1.7	(2)(9)
		First lien senior secured loan	8.45%	SOFR (Q)	4.75%	02/2024	02/2031		26.5	26.5	26.5	(2)(9)
										28.2	28.2
Einstein Parent, Inc. (13)	Provider of SaaS based collaborative work management software	First lien senior secured loan	8.92%	SOFR (Q)	5.25%	01/2025	01/2031		45.9	45.9	45.0	(2)(9)
Elemica, Inc. and EZ Elemica Holdings, Inc. (13)	SaaS based supply chain management software provider focused on chemical markets	First lien senior secured loan	8.45%	SOFR (Q)	4.75%	02/2026	02/2032		113.0	113.0	110.8	(2)(9)
		Preferred equity				09/2019		4,599		4.6	5.0	(2)
										117.6	115.8
EP Purchaser, LLC and TPG VIII EP Co-Invest II, L.P.	Provider of entertainment workforce and production management solutions	First lien senior secured loan	8.29%	SOFR (Q)	4.50%	06/2023	11/2028		49.9	49.7	31.4	(2)(9)
		Partnership units				05/2019		5,034,483		3.0	1.9	(2)(6)
										52.7	33.3
eResearchTechnology, Inc. and Astorg VII Co-Invest ERT	Provider of mission-critical, software-enabled clinical research solutions	Limited partnership interest				01/2020		3,988,000		4.5	8.0	(2)(6)
ESHA Intermediate, LLC (13)	Provider of nutritional information and SaaS compliance solutions	First lien senior secured loan	8.43%	SOFR (S)	4.75%	12/2025	12/2032		22.3	22.3	22.1	(2)(9)
Extrahop Networks, Inc. (13)	Provider of real-time wire data analytics solutions for application and infrastructure monitoring	First lien senior secured revolving loan	10.27%	SOFR (M)	6.50%	03/2024	07/2027		3.4	3.4	3.4	(2)(9)
		First lien senior secured loan	10.27%	SOFR (M)	6.50%	07/2021	07/2027		35.1	35.1	34.7	(2)(9)
		First lien senior secured loan	10.27%	SOFR (M)	6.50%	03/2023	07/2027		3.9	3.9	3.8	(2)(9)
										42.4	41.9
Flexera Software LLC (13)	Provider of IT asset management, SaaS management and cloud optimization software products to enterprises	First lien senior secured loan	8.15%	SOFR (Q)	4.50%	08/2025	08/2032		18.6	18.6	18.2	(2)(9)
		First lien senior secured loan	6.45%	Euribor (M)	4.50%	08/2025	08/2032		6.7	6.8	6.6	(2)(9)
		First lien senior secured loan	8.15%	SOFR (Q)	4.50%	12/2025	08/2032		120.4	120.4	118.0	(2)(9)
										145.8	142.8
Forescout Technologies, Inc. (13)	Network access control solutions provider	First lien senior secured loan	8.20%	SOFR (Q)	4.50%	05/2024	05/2032		12.0	12.0	12.0	(2)(9)
GHP-VGS Purchaser LLC (13)	Provider of assessment software and third party appraisal services	First lien senior secured loan	8.42%	SOFR (Q)	4.75%	04/2025	04/2032		14.3	14.3	14.3	(2)(9)

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of March 31, 2026
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
GI Ranger Intermediate LLC (13)	Provider of payment processing services and software to healthcare providers	First lien senior secured revolving loan	9.85%	SOFR (Q)	6.00%	10/2021	10/2027		1.4	1.4	1.3	(2)(9)
		First lien senior secured loan	9.85%	SOFR (Q)	6.00%	10/2021	10/2028		9.8	9.8	9.1	(2)(9)
		First lien senior secured loan	9.85%	SOFR (Q)	6.00%	03/2022	10/2028		3.1	3.1	2.8	(2)(9)
										14.3	13.2
Goose Borrower, L.P. (13)	Energy equipment manufacturing and services company	First lien senior secured loan	8.42%	SOFR (Q)	4.75%	03/2026	03/2033		83.9	83.9	83.1	(2)(9)
Guidepoint Security Holdings, LLC (13)	Cybersecurity solutions provider	First lien senior secured loan	8.92%	SOFR (M)	5.25%	10/2023	10/2029		7.0	7.0	7.0	(2)(9)
		First lien senior secured loan	8.92%	SOFR (M)	5.25%	12/2024	10/2029		2.4	2.4	2.4	(2)(9)
		First lien senior secured loan	8.92%	SOFR (M)	5.25%	10/2025	10/2029		7.9	7.9	7.9	(2)(9)
										17.3	17.3
Heavy Construction Systems Specialists, LLC (13)	Provider of construction software	First lien senior secured loan	8.45%	SOFR (Q)	4.75%	11/2021	11/2028		0.1	0.1	0.1	(2)(9)
		First lien senior secured loan	8.45%	SOFR (Q)	4.75%	03/2024	11/2028		13.7	13.7	13.7	(2)(9)
										13.8	13.8
HS Purchaser, LLC, and Help/Systems Holdings, Inc. (13)	Provider of IT operations management and cybersecurity software	First lien senior secured loan	10.16% (3.25% PIK)	SOFR (Q)	6.50%	11/2025	05/2029		63.0	63.0	59.6	(2)(9)
Huskies Parent, Inc., GI Insurity Parent LLC and GI Insurity TopCo LP (13)	Insurance software provider	First lien senior secured loan	9.77% (0.50% PIK)	SOFR (M)	6.00%	11/2021	11/2029		58.5	58.5	57.3	(2)(9)
		First lien senior secured loan	9.77%	SOFR (M)	6.00%	10/2025	11/2029		5.4	5.4	5.3	(2)(9)
		Senior subordinated loan	10.00% PIK			11/2021	11/2031		137.2	137.2	123.5	(2)
		Company units				11/2021		4,246,457		8.8	3.1	(2)
										209.9	189.2
Hyland Software, Inc. (13)	Enterprise content management software provider	First lien senior secured loan	8.70%	SOFR (Q)	5.00%	09/2023	09/2030		108.9	108.0	108.9	(2)(9)
Hyphen Solutions, LLC (13)	Provider of residential construction supply chain management software	First lien senior secured loan	8.17%	SOFR (M)	4.50%	08/2025	08/2032		12.0	11.9	11.8	(2)(9)
iCapital, Inc.	Provider of platform solutions that increase access to alternative investments for institutional investors and wealth managers	Common stock				04/2025		71,430		1.0	1.1	(2)
Icefall Parent, Inc. (13)	Provider of customer engagement software and integrated payments solutions	First lien senior secured loan	8.20%	SOFR (Q)	4.50%	01/2024	01/2030		4.0	4.0	4.0	(2)(9)
ID.me, LLC and ID.me, Inc. (13)	Provider of remote digital identity verification solutions	First lien senior secured loan	10.25% (5.25% PIK)			01/2025	01/2031		130.4	122.7	123.7	(2)
		Series E preferred units				08/2025		10,827,926		16.0	17.1	(2)
		Warrant to purchase shares of common stock				01/2025	01/2035	6,924,708		9.6	10.9	(2)
										148.3	151.7
Internet Truckstop Group LLC (13)	Provider of freight-moving lifecycle software	First lien senior secured loan	9.10%	SOFR (Q)	5.25%	06/2024	04/2027		39.5	39.3	39.5	(2)(9)

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of March 31, 2026
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
IQN Holding Corp. (13)	Provider of extended workforce management software	First lien senior secured revolving loan	8.95%	SOFR (Q)	5.25%	05/2022	05/2028		1.3	1.3	1.3	(2)(9)
		First lien senior secured loan	9.45% (3.13% PIK)	SOFR (Q)	5.75%	05/2022	05/2029		1.4	1.4	1.4	(2)(9)
										2.7	2.7
JAMS Holdings LP and Jams Buyer LLC (13)	Provider of IT operations management and cybersecurity software	First lien senior secured loan	8.70%	SOFR (Q)	5.00%	06/2025	06/2032		14.3	14.3	14.3	(2)(9)
		Preferred units	8.00% PIK			06/2025		1,001,000		1.1	1.3	(2)
										15.4	15.6
Jeppesen Holdings, LLC (13)	Provider of aviation software solutions	First lien senior secured loan	8.42%	SOFR (Q)	4.75%	10/2025	11/2032		14.0	14.0	13.9	(2)(9)
Kairos Bidco Limited (13)	Provider of financial data analytics software	First lien senior secured revolving loan	8.45%	SOFR (Q)	4.75%	07/2025	07/2032		0.3	0.3	0.3	(2)(6)(9)
		First lien senior secured loan	8.45%	SOFR (Q)	4.75%	07/2025	07/2032		24.8	24.8	24.3	(2)(6)(9)
										25.1	24.6
Kaseya Inc. and Knockout Intermediate Holdings I Inc.	Provider of cloud-based software and technology solutions for small and medium sized businesses	Preferred stock	14.33% PIK	SOFR (S)	10.75%	06/2022		21,289		34.1	30.4	(2)(9)
LeanTaaS Holdings, Inc. (13)	Provider of SaaS tools to optimize healthcare asset utilization	First lien senior secured loan	11.45%	SOFR (Q)	7.75%	07/2022	07/2028		72.6	72.6	71.2	(2)(9)
		First lien senior secured loan	11.45%	SOFR (Q)	7.75%	10/2025	07/2028		3.4	3.4	3.3	(2)(9)
										76.0	74.5
Majesco and Magic Topco, L.P.	Insurance software provider	Class A units	9.00% PIK			09/2020		1,624		1.7	3.9	(2)
		Class B units				09/2020		570,625		—	—	(2)
										1.7	3.9
Merit Software Finance Holdings, LLC (13)	Vertical software businesses holding company	First lien senior secured loan	8.94%	SOFR (Q)	5.25%	12/2025	12/2032		27.9	27.9	27.6	(2)(9)
Metatiedot Bidco OY and Metatiedot US, LLC (13)	Enterprise content management platform	First lien senior secured revolving loan	7.16%	Euribor (Q)	5.00%	11/2024	11/2030		0.4	0.4	0.4	(2)(6)(9)
		First lien senior secured loan	7.02%	Euribor (Q)	5.00%	11/2024	11/2031		8.7	8.1	8.6	(2)(6)(9)
		First lien senior secured loan	8.67%	SOFR (Q)	5.00%	11/2024	11/2031		5.2	5.2	5.1	(2)(6)(9)
										13.7	14.1
Mimecast Borrowerco, Inc. and Magnesium Co- Invest SCSp	Cybersecurity solutions provider	First lien senior secured loan	8.17%	SOFR (M)	4.50%	05/2022	05/2029		10.2	10.2	10.1	(2)(6)(9)
		First lien senior secured loan	8.23%	SONIA (Q)	4.50%	05/2022	05/2029		23.7	22.1	23.4	(2)(6)(9)
		Limited partnership interest				05/2022		3,975		39.8	46.4	(2)(6)
										72.1	79.9
Ministry Brands Holdings, LLC and RCP MB Investments B, L.P. (13)	Software and payment services provider to faith-based institutions	First lien senior secured revolving loan	11.25%	Base Rate (Q)	4.50%	12/2021	12/2027		0.7	0.7	0.6	(2)(9)(12)
		First lien senior secured loan	9.27%	SOFR (M)	5.50%	12/2021	12/2028		38.5	38.5	36.6	(2)(9)
		Limited partner interests				12/2021		9,574,000		9.6	4.7	(2)
										48.8	41.9

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of March 31, 2026
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
ML Holdco, Inc. (13)	Cloud-based, SaaS lending solutions provider to financial institutions	First lien senior secured loan	8.17%	SOFR (Q)	4.50%	10/2025	10/2032		89.6	89.6	87.8	(2)(9)
Modernizing Medicine, Inc. and ModMed Software Midco Holdings, Inc. (13)	Provider of practice management, EHR, and RCM software to medical specialists	Series A preferred stock	13.00% PIK			04/2025		24,499		26.7	26.7	(2)
Moonraker AcquisitionCo LLC and Moonraker HoldCo LLC (13)	Leading technology solution provider for casing and auditioning to the entertainment industry	First lien senior secured loan	9.45%	SOFR (S)	5.75%	08/2022	08/2028		23.4	23.4	23.4	(2)(9)
		Class A units	8.00% PIK			08/2022		45,320		6.0	3.5
										29.4	26.9
Motor Vehicle Software Corporation (13)	Provider of electronic registration and titling software to auto dealers	First lien senior secured loan	8.20%	SOFR (Q)	4.50%	01/2025	01/2032		10.2	10.2	10.2	(2)(9)
MRI Software LLC (13)	Provider of real estate and investment management software	First lien senior secured revolving loan	8.45%	SOFR (Q)	4.75%	02/2020	02/2028		1.1	1.1	1.1	(2)(9)
		First lien senior secured loan	8.45%	SOFR (Q)	4.75%	02/2020	02/2028		4.0	4.0	3.9	(2)(9)
		First lien senior secured loan	8.45%	SOFR (Q)	4.75%	08/2020	02/2028		4.7	4.7	4.7	(2)(9)
		First lien senior secured loan	8.46%	SOFR (Q)	4.75%	10/2025	02/2028		1.8	1.8	1.8	(2)(9)
										11.6	11.5
MS Buyer, Inc.	Software and payment services provider to non-profit institutions	First lien senior secured loan	8.95%	SOFR (Q)	5.25%	01/2026	07/2031		4.1	4.0	4.0	(2)(9)
Netsmart, Inc. and Netsmart Technologies, Inc. (13)	Developer and operator of health care software and technology solutions	First lien senior secured loan	8.87% (2.70% PIK)	SOFR (M)	5.20%	08/2024	08/2031		33.3	33.3	33.3	(2)(9)
		First lien senior secured loan	8.87% (2.70% PIK)	SOFR (M)	5.20%	11/2025	08/2031		27.9	27.9	27.9	(2)(9)
										61.2	61.2
North Star Acquisitionco, LLC and Toucan Bidco Limited (13)	Literacy solution software provider for grades k-12	First lien senior secured loan	8.61%	NIBOR (Q)	4.50%	04/2024	05/2029		6.5	5.7	6.4	(2)(6)
		First lien senior secured loan	8.22%	SONIA (Q)	4.50%	04/2024	05/2029		5.5	5.3	5.4	(2)(6)
		First lien senior secured loan	8.20%	SOFR (Q)	4.50%	04/2024	05/2029		8.3	8.3	8.2	(2)(6)(9)
										19.3	20.0
Omnigo Software, LLC, Omnigo Software - I, Inc., and Omnigo Software - Q, Inc. (13)	Provider of public safety, incident reporting, and security management solutions for enterprises	First lien senior secured loan	8.67%	SOFR (M)	5.00%	12/2025	12/2030		13.7	13.7	13.6	(2)(9)
Optimizely North America Inc. and Optimizely Sweden Holdings AB (13)	Provider of web content management and digital commerce solutions	First lien senior secured loan	8.67%	SOFR (M)	5.00%	10/2024	10/2031		5.6	5.6	5.4	(2)(6)(9)
		First lien senior secured loan	7.16%	Euribor (M)	5.25%	10/2024	10/2031		2.2	2.0	2.1	(2)(6)(9)
		First lien senior secured loan	9.23%	SONIA (M)	5.50%	10/2024	10/2031		0.9	0.9	0.9	(2)(6)(9)
										8.5	8.4
See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of March 31, 2026
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
PCMI Parent, LLC and PCMI Ultimate Holdings, LP (13)	Developer and provider of administration software for managing service contracts and extended warranty products	First lien senior secured loan	8.42%	SOFR (Q)	4.75%	03/2025	03/2032		21.0	21.0	21.0	(2)(9)
		First lien senior secured loan	8.42%	SOFR (Q)	4.75%	11/2025	03/2032		15.1	15.1	15.1	(2)(9)
		Class A units	9.00% PIK			03/2025		1,014		1.1	1.6	(2)
		Class B units				03/2025		241,447		—	—	(2)
										37.2	37.7
PDDS HoldCo, Inc. (13)	Provider of cloud-based dental practice management software	First lien senior secured loan	9.63%	SOFR (S)	6.00%	10/2025	09/2031		13.8	13.6	13.6	(2)(9)
PDI TA Holdings, Inc., Peachtree Parent, Inc. and Insight PDI Holdings, LLC (13)	Provider of enterprise management software for the convenience retail and petroleum wholesale market	First lien senior secured revolving loan	9.17%	SOFR (Q)	5.50%	02/2024	02/2031		2.3	2.3	2.2	(2)(9)
		First lien senior secured loan	9.67% (3.00% PIK)	SOFR (M)	6.00%	01/2024	02/2031		8.8	8.8	8.5	(2)(9)
		Series A preferred stock	13.25% PIK			03/2019		13,656		34.3	34.6	(2)
		Class A units				03/2019		2,062,493		2.1	2.8	(2)
										47.5	48.1
Petvisor Holdings, LLC (13)	Provider of veterinarian-focused SaaS solutions	First lien senior secured revolving loan	11.25%	Base Rate (Q)	4.50%	06/2022	11/2029		3.3	3.3	3.2	(2)(9)
		First lien senior secured loan	9.20%	SOFR (Q)	5.50%	06/2022	11/2029		6.0	6.0	5.9	(2)(9)
		First lien senior secured loan	9.20%	SOFR (Q)	5.50%	11/2023	11/2029		13.6	13.6	13.4	(2)(9)
										22.9	22.5
Pluralsight, LLC and Pluralsight Holdings, LLC and Paradigmatic Holdco LLC (4)(13)	Online education learning platform	First lien senior secured loan	6.67%	SOFR (M)	3.00%	08/2024	08/2029		21.8	21.7	21.8	(2)(9)
		First lien senior secured loan				08/2024	08/2029		23.1	21.9	1.3	(2)(8)
		Common units				08/2024		6,356,812		14.3	—	(2)
										57.9	23.1
Poseidon IntermediateCo, Inc. (13)	Provider of practice management software to law firms	First lien senior secured loan	8.17%	SOFR (M)	4.50%	06/2025	06/2032		14.9	14.9	14.9	(2)(9)
PracticeTek Purchaser, LLC, PracticeTek MidCo, LLC and GSV PracticeTek Holdings, LLC (13)	Software provider for medical practitioners	First lien senior secured revolving loan	8.20%	SOFR (Q)	4.50%	08/2023	08/2029		0.5	0.5	0.5	(2)(9)
		First lien senior secured loan	9.45%	SOFR (Q)	5.75%	08/2023	08/2029		36.1	36.1	36.1	(2)(9)
		Senior subordinated loan	14.00% PIK			08/2023	08/2030		55.6	55.6	55.6	(2)
		Class A units	8.00% PIK			03/2021		33,220,282		28.6	29.2	(2)
										120.8	121.4
Project Potter Buyer, LLC and Project Potter Parent, L.P. (13)	Software solutions provider to the ready-mix concrete industry	First lien senior secured revolving loan				06/2025	04/2027		—	—	—	(2)(11)
		First lien senior secured loan	8.95%	SOFR (Q)	5.25%	04/2020	04/2027		42.2	42.2	42.2	(2)(9)
		First lien senior secured loan	8.95%	SOFR (Q)	5.25%	10/2020	04/2027		0.1	0.1	0.1	(2)(9)

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of March 31, 2026
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured loan	8.95%	SOFR (Q)	5.25%	11/2020	04/2027		11.6	11.6	11.6	(2)(9)
		First lien senior secured loan	8.95%	SOFR (Q)	5.25%	07/2024	04/2027		17.6	17.6	17.6	(2)(9)
		First lien senior secured loan	8.95%	SOFR (Q)	5.25%	06/2025	04/2027		25.5	25.5	25.5	(2)(9)
		Class B units				04/2020		588,636		—	2.7	(2)
										97.0	99.7
Proofpoint, Inc. (13)	Cybersecurity solutions provider	First lien senior secured loan	6.70%	SOFR (Q)	3.00%	06/2021	08/2028		1.0	0.9	0.9	(2)(9)(16)
		Second lien senior secured loan	7.77%	Euribor (M)	5.75%	12/2025	12/2033		52.6	52.5	50.5	(2)
		Second lien senior secured loan	9.45%	SOFR (Q)	5.75%	12/2025	12/2033		52.1	51.6	50.0	(2)
										105.0	101.4
QF Holdings, Inc. (13)	SaaS based electronic health record software provider	First lien senior secured loan	8.20%	SOFR (Q)	4.50%	12/2025	12/2032		46.9	46.9	45.5	(2)(9)
Regent Education, Inc.	Provider of software solutions designed to optimize the financial aid and enrollment processes	Warrant to purchase shares of common stock				12/2016	12/2026	5,394,181		—	—
Revalize, Inc. (13)	Developer and operator of software providing configuration, price and quote capabilities	First lien senior secured revolving loan	9.60%	SOFR (Q)	5.75%	05/2022	04/2029		0.3	0.3	0.3	(2)(9)
		First lien senior secured loan	9.85% (1.25% PIK)	SOFR (Q)	6.00%	05/2022	04/2029		0.7	0.7	0.6	(2)(9)
										1.0	0.9
RMS HoldCo II, LLC & RMS Group Holdings, Inc. (13)	Developer of revenue cycle management solutions, process automation, analytics and integration for the healthcare industry	First lien senior secured loan	8.67%	SOFR (Q)	5.00%	12/2021	06/2029		0.1	0.1	0.1	(2)(9)
		First lien senior secured loan	8.67%	SOFR (Q)	5.00%	08/2022	06/2029		0.1	0.1	0.1	(2)(9)
		Class A common stock				12/2021		566		5.5	1.2	(2)
										5.7	1.4
Runway Bidco, LLC (13)	Provider of workload automation software	First lien senior secured loan	8.70%	SOFR (Q)	5.00%	12/2024	12/2031		42.4	42.0	41.5	(2)(9)
Sapphire Software Buyer, Inc. (13)	Provider of application security testing solutions	First lien senior secured loan	8.70%	SOFR (Q)	5.00%	09/2024	09/2031		31.4	31.4	30.8	(2)(9)
Severin Acquisition, LLC (13)	Provider of student information system software solutions to the K-12 education market in North America	First lien senior secured revolving loan	8.18%	SOFR (M)	4.50%	09/2024	10/2031		7.3	7.3	7.1	(2)(9)
		First lien senior secured loan	8.42% (2.25% PIK)	SOFR (M)	4.75%	09/2024	10/2031		144.6	144.6	141.7	(2)(9)
										151.9	148.8
Smarsh Inc. and Skywalker TopCo, LLC (13)	SaaS based communication archival service provider	First lien senior secured revolving loan	8.45%	SOFR (Q)	4.75%	02/2022	02/2029		0.4	0.4	0.4	(2)(9)
		First lien senior secured loan	8.45%	SOFR (Q)	4.75%	02/2022	02/2029		3.7	3.7	3.7	(2)(9)
		Common units				11/2020		1,742,623		6.3	7.2	(2)
										10.4	11.3

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of March 31, 2026
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
SoundCloud Limited	Platform for receiving, sending, and distributing music	Common stock				08/2017		73,422		0.4	0.7	(2)(6)
Spaceship Purchaser, Inc. (13)	SaaS based website builder and hosting platform	First lien senior secured revolving loan				10/2025	10/2031		—	—	—	(2)(11)
		First lien senior secured loan	7.45%	SOFR (Q)	3.75%	10/2025	10/2031		74.6	74.6	74.6	(2)(9)
										74.6	74.6
Spark Purchaser, Inc. (13)	Software platform for Medicare application process	First lien senior secured loan	8.95%	SOFR (Q)	5.25%	04/2024	04/2031		30.4	30.4	30.4	(2)(9)
Spirit RR Holdings, Inc. and Winterfell Co-Invest SCSp (13)	Provider of data, analytics, news, and workflow tools to customers in the counter-cyclical distressed debt space	First lien senior secured revolving loan				09/2022	09/2028		—	—	—	(2)(11)
		First lien senior secured loan	8.30%	SOFR (Q)	4.50%	09/2022	09/2028		2.5	2.5	2.5	(2)(9)
		First lien senior secured loan	8.30%	SOFR (Q)	4.50%	12/2023	09/2028		1.6	1.6	1.6	(2)(9)
		First lien senior secured loan	8.30%	SOFR (Q)	4.50%	05/2025	09/2028		0.8	0.8	0.8	(2)(9)
		Limited partner interests				09/2022		1,010		10.2	20.5	(2)
										15.1	25.4
Storable, Inc. and EQT IX Co-Investment (E) SCSP	Payment management system solutions and web services for the self-storage industry	Limited partnership interests				04/2021		614,950		5.7	12.0	(2)(6)
Sundance Group Holdings, Inc. (13)	Provider of cloud-based document management and collaboration solutions	First lien senior secured loan	8.45%	SOFR (Q)	4.75%	09/2024	07/2029		3.9	3.9	3.9	(2)(9)
		First lien senior secured loan	8.45%	SOFR (Q)	4.75%	01/2026	07/2029		28.7	28.7	28.4	(2)(9)
										32.6	32.3
Superman Holdings, LLC (13)	Provider of ERP software for the construction industry	First lien senior secured loan	8.20%	SOFR (Q)	4.50%	08/2024	08/2031		10.7	10.7	10.6	(2)(9)
Tamarack Intermediate, L.L.C. and Tamarack Parent, L.L.C. (13)	Provider of environment, health, safety, and sustainability software	First lien senior secured loan	8.67%	SOFR (Q)	5.00%	03/2022	03/2029		34.0	34.0	33.6	(2)(9)
		First lien senior secured loan	8.66%	SOFR (Q)	5.00%	10/2023	03/2029		10.7	10.7	10.6	(2)(9)
		First lien senior secured loan	8.67%	SOFR (Q)	5.00%	06/2024	03/2029		5.7	5.7	5.7	(2)(9)
		First lien senior secured loan	8.67%	SOFR (Q)	5.00%	07/2025	03/2029		7.6	7.6	7.5	(2)(9)
		Class A-2 units				03/2022		5,057		5.1	7.2
										63.1	64.6
TCP Hawker Intermediate LLC (13)	Workforce management solutions provider	First lien senior secured revolving loan	7.45%	SOFR (Q)	3.75%	11/2024	08/2029		3.4	3.4	3.3	(2)(9)
		First lien senior secured loan	8.70%	SOFR (Q)	5.00%	08/2019	08/2029		50.1	50.1	49.1	(2)(9)
		First lien senior secured loan	8.70%	SOFR (Q)	5.00%	11/2024	08/2029		2.0	2.0	2.0	(2)(9)
										55.5	54.4
Three Rivers Buyer, Inc. (13)	Developer of cloud-based software for government entities	First lien senior secured loan	8.42%	SOFR (M)	4.75%	11/2025	11/2031		5.7	5.7	5.7	(2)(9)
Trading Technologies International, Inc. (13)	Order and execution management software provider	First lien senior secured loan	7.91%	SOFR (Q)	4.25%	11/2025	11/2032		13.8	13.8	13.5	(2)(9)

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of March 31, 2026
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured loan	7.91%	SOFR (Q)	4.25%	12/2025	11/2032		7.4	7.4	7.2	(2)(9)
										21.2	20.7
Transit Technologies LLC (13)	Provider of transportation management software and specialty telematics solutions	First lien senior secured loan	8.70%	SOFR (S)	5.00%	08/2024	08/2031		12.2	12.2	12.1	(2)(9)
		First lien senior secured loan	8.23%	SOFR (S)	4.50%	09/2025	08/2031		8.0	8.0	7.9	(2)(9)
										20.2	20.0
UFS, LLC and BV-UFS Aggregator, LLC (13)	Managed IT services and banking solutions provider to community banks	First lien senior secured revolving loan	8.43%	SOFR (M)	4.75%	10/2025	10/2031		0.7	0.7	0.7	(2)(9)
		First lien senior secured loan	8.43%	SOFR (M)	4.75%	10/2025	10/2031		36.2	36.2	35.8	(2)(9)
		Limited partner interests				12/2025		506,537		0.5	0.8
										37.4	37.3
UKG Inc. and H&F Unite Partners, L.P.	Provider of cloud based HCM solutions for businesses	Limited partnership interests				05/2019		12,583,556		12.6	21.9	(2)(6)
Unicorn Holdco Intermediate II LLC (13)	Provider of custom software development, IT services, managed services, and criminal justice case-management software solutions	First lien senior secured loan	8.19%	SOFR (Q)	4.50%	03/2026	03/2033		10.5	10.5	10.4	(2)(9)
UserZoom Technologies, Inc.	User experience research automation software	First lien senior secured loan	11.17% (1.75% PIK)	SOFR (Q)	7.50%	02/2023	04/2029		5.9	5.8	5.3	(2)(9)
		First lien senior secured loan	11.15% (1.75% PIK)	SOFR (Q)	7.50%	01/2026	04/2029		1.7	1.7	1.5	(2)(9)
										7.5	6.8
Vamos Bidco, Inc. (13)	Provider of software and data services to the alcoholic beverage industry	First lien senior secured loan	8.45%	SOFR (Q)	4.75%	01/2025	01/2032		18.1	18.1	17.9	(2)(9)
Victors Purchaser, LLC and WP Victors Co-Investment, L.P. (13)	Third-party maintenance provider for hardware and data center infrastructure	First lien senior secured loan	8.20%	SOFR (Q)	4.50%	08/2024	12/2032		6.6	6.6	6.5	(2)(9)
		First lien senior secured loan	8.20%	SOFR (Q)	4.50%	12/2025	12/2032		39.1	39.1	38.7	(2)(9)
		Partnership units				08/2024		4,867,968		4.9	11.4	(2)
										50.6	56.6
Viper Bidco, Inc. (13)	Provider of SaaS based supply chain risk management solutions	First lien senior secured loan	8.45%	SOFR (Q)	4.75%	11/2024	11/2031		5.5	5.5	5.5	(2)(9)
WebPT, Inc. and WPT Intermediate Holdco, Inc. (13)	Electronic medical record software provider	First lien senior secured loan	10.05% (3.13% PIK)	SOFR (Q)	6.25%	08/2019	01/2028		0.1	0.1	0.1	(2)(9)
		Senior subordinated loan	13.25% PIK			05/2024	05/2029		76.8	76.8	66.8	(2)
										76.9	66.9
Wellington Bidco Inc. and Wellington TopCo LP (13)	Provider of ERP and payments software for local governments	First lien senior secured revolving loan	8.45%	SOFR (Q)	4.75%	06/2024	06/2030		0.6	0.6	0.6	(2)(9)
		First lien senior secured loan	8.45%	SOFR (Q)	4.75%	06/2024	06/2030		4.0	4.0	3.9	(2)(9)
		First lien senior secured loan	8.45%	SOFR (Q)	4.75%	12/2025	06/2030		4.0	4.0	3.9	(2)(9)
		Class A-2 preferred units				06/2024		2,323,000		2.4	2.7	(2)
										11.0	11.1

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of March 31, 2026
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Wellness AcquisitionCo, Inc. (13)	Provider of retail consumer insights and analytics for manufacturers and retailers in the natural, organic and specialty products industry	First lien senior secured revolving loan				01/2021	01/2029		—	—	—	(2)(11)
		First lien senior secured loan	8.45%	SOFR (Q)	4.75%	02/2022	01/2029		3.0	3.0	3.0	(2)(9)
		First lien senior secured loan	8.45%	SOFR (Q)	4.75%	02/2025	01/2029		3.8	3.8	3.8	(2)(9)
		First lien senior secured loan	8.45%	SOFR (Q)	4.75%	01/2026	01/2029		21.6	21.6	21.6	(2)(9)
										28.4	28.4
WorkWave Intermediate II, LLC (13)	Provider of cloud-based field services and fleet management solutions	First lien senior secured revolving loan	9.46%	SOFR (Q)	5.75%	09/2025	09/2032		1.3	1.3	1.3	(2)(9)
		First lien senior secured loan	9.44%	SOFR (Q)	5.75%	09/2025	09/2032		144.0	144.0	141.1	(2)(9)
										145.3	142.4
ZenDesk, Inc., Zoro TopCo, Inc. and Zoro TopCo, LP (13)	Provider of cloud-based customer support solutions	First lien senior secured loan	8.70%	SOFR (Q)	5.00%	12/2022	11/2028		39.8	39.8	39.0	(2)(9)
		Series A preferred stock	13.17% PIK	SOFR (Q)	9.50%	11/2022		6,553		10.1	10.1	(2)(9)
		Class A common units				11/2022		269,100		2.7	2.0	(2)
										52.6	51.1

										6,666.0	6,409.4		45.57%
Financial Services
Aduro Advisors, LLC (13)	Provider of fund administration services	First lien senior secured loan	8.45%	SOFR (Q)	4.75%	07/2024	07/2030		8.2	8.2	8.2	(2)(9)
BCC Blueprint Holdings I, LLC and BCC Blueprint Investments, LLC	Provider of comprehensive suite of investment management and wealth planning solutions	First lien senior secured loan	10.45%	SOFR (Q)	6.75%	09/2021	09/2027		0.2	0.2	0.2	(2)(9)
		Senior subordinated loan	10.45%	SOFR (Q)	6.75%	12/2025	12/2031		16.0	16.0	16.0	(2)(9)
		Senior subordinated loan	9.30% PIK			09/2021	09/2026		6.8	6.8	6.8	(2)
		Common units				09/2021		6,833,284		6.8	14.1	(2)
										29.8	37.1
Beacon Pointe Harmony, LLC (13)	Provider of comprehensive wealth management services	First lien senior secured loan	8.17%	SOFR (M)	4.50%	12/2021	12/2028		9.4	9.4	9.4	(2)(6)(9)
		First lien senior secured loan	8.17%	SOFR (M)	4.50%	07/2023	12/2028		3.8	3.8	3.8	(2)(6)(9)
		First lien senior secured loan	8.18%	SOFR (M)	4.50%	10/2025	12/2028		0.5	0.5	0.5	(2)(6)(9)
										13.7	13.7
Clearstead Advisors, LLC (13)	A leading wealth management firm focused on serving institutional and high net-worth private clients	First lien senior secured revolving loan	8.17%	SOFR (M)	4.50%	05/2025	02/2029		0.5	0.5	0.5	(2)(6)(9)
		First lien senior secured loan	8.23%	SOFR (Q)	4.50%	05/2025	02/2028		8.4	8.4	8.4	(2)(6)(9)
		First lien senior secured loan	8.12%	SOFR (S)	4.50%	02/2026	02/2029		1.6	1.6	1.6	(2)(6)(9)
										10.5	10.5

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of March 31, 2026
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Convera International Holdings Limited and Convera International Financial S.A R.L. (13)	Provider of B2B international payment and FX risk management solutions	First lien senior secured loan	8.59%	SOFR (Q)	4.75%	03/2022	03/2030		43.9	43.9	43.9	(2)(6)(9)
		First lien senior secured loan	8.60%	SOFR (Q)	4.75%	06/2023	03/2030		4.7	4.7	4.7	(2)(6)(9)
		First lien senior secured loan	8.48%	SOFR (Q)	4.75%	11/2024	03/2030		9.9	9.9	9.9	(2)(6)(9)
										58.5	58.5
CrossCountry Mortgage, LLC and CrossCountry Holdco, LLC	Mortgage company originating loans in the retail and consumer direct channels	Series D preferred units				11/2023		90,577		24.9	35.2
		Series B-3 units				08/2025		11,069		3.1	4.3
										28.0	39.5
eCapital Finance Corp.	Consolidator of commercial finance businesses	Senior subordinated loan	11.02%	SOFR (M)	7.25%	01/2020	09/2029		56.0	55.4	55.4	(2)(9)
		Senior subordinated loan	11.02%	SOFR (M)	7.25%	11/2020	09/2029		5.4	5.3	5.3	(2)(9)
		Senior subordinated loan	11.02%	SOFR (M)	7.25%	01/2022	09/2029		24.3	24.1	24.1	(2)(9)
		Senior subordinated loan	11.02%	SOFR (M)	7.25%	04/2022	09/2029		55.8	55.2	55.2	(2)(9)
		Senior subordinated loan	11.02%	SOFR (M)	7.25%	10/2023	09/2029		12.3	12.2	12.2	(2)(9)
		Senior subordinated loan	11.02%	SOFR (M)	7.25%	10/2024	09/2029		42.1	41.9	41.7	(2)(9)
		Senior subordinated loan	11.02%	SOFR (M)	7.25%	12/2024	09/2029		21.9	21.7	21.7	(2)(9)
		Senior subordinated loan	11.02%	SOFR (M)	7.25%	09/2025	09/2029		5.8	5.8	5.7	(2)(9)
										221.6	221.3
Endeavor Bidco LLC and Endeavor TopCo, Inc.	Global securities finance trading platform	First lien senior secured loan	7.92%	SOFR (Q)	4.25%	08/2024	08/2029		6.1	6.1	6.1	(2)(9)
		Class A common units				08/2024		1,859		1.9	3.0
										8.0	9.1
GAPCO AIV Interholdco (CP), L.P.	Wealth management and financial planning firm	Senior subordinated loan	10.45% PIK	SOFR (Q)	6.75%	03/2025	03/2033		50.8	50.8	50.8	(2)(6)(9)
		Senior subordinated loan	10.45% PIK	SOFR (Q)	6.75%	12/2025	03/2033		12.5	12.5	12.5	(2)(6)(9)
										63.3	63.3
Grit Buyer, Inc. and Integrum Grit Co-Invest LP (13)(14)	Specialized finance and accounting advisory firm	First lien senior secured loan	8.20%	SOFR (Q)	4.50%	07/2025	07/2032		62.8	62.8	62.8	(2)(9)
		Limited partnership interests				07/2025		4,420,500		3.6	4.1	(2)(6)
										66.4	66.9
GTCR F Buyer Corp. and GTCR (D) Investors LP (13)(14)	Provider of end-to-end tech-enabled administrative services to private foundations	First lien senior secured loan	8.70%	SOFR (Q)	5.00%	09/2023	09/2030		5.5	5.5	5.5	(2)(9)
		First lien senior secured loan	8.70%	SOFR (Q)	5.00%	11/2024	09/2030		0.6	0.6	0.6	(2)(9)
		Limited partnership interests				09/2023		4,873,286		4.9	11.2	(2)
										11.0	17.3
HighTower Holding, LLC	Provider of investment, financial and retirement planning services	Senior subordinated loan	6.75%			06/2022	04/2029		8.1	7.3	7.9	(2)(6)(16)

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of March 31, 2026
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Ivy Hill Asset Management, L.P. (5)	Asset management services	Subordinated revolving loan	10.31%	SOFR (Q)	6.50%	02/2018	01/2030		762.2	762.2	762.2	(6)(9)
		Member interest				06/2009		100.00%		1,700.5	1,899.0	(6)
										2,462.7	2,661.2
Lido Advisors, LLC and LAL Group Holdings, LLC (13)	Wealth management and financial planning firm	First lien senior secured revolving loan	8.43%	SOFR (M)	4.75%	06/2021	05/2032		1.8	1.8	1.8	(2)(9)(12)
		First lien senior secured loan	8.42%	SOFR (Q)	4.75%	06/2021	05/2032		4.7	4.7	4.7	(2)(9)
		First lien senior secured loan	8.44%	SOFR (Q)	4.75%	06/2023	05/2032		5.9	5.9	5.9	(2)(9)
		First lien senior secured loan	8.42%	SOFR (Q)	4.75%	05/2025	05/2032		4.3	4.3	4.3	(2)(9)
		Class Z preferred units	7.00% PIK			08/2025		9,671,180		10.5	10.0
		Class A-0 common units				08/2025		4,835,590		5.0	5.0
										32.2	31.7
Mai Capital Management Intermediate LLC (13)	Provider of comprehensive wealth management services and registered investment advisor	First lien senior secured revolving loan	8.45%	SOFR (Q)	4.75%	08/2024	08/2031		0.8	0.8	0.8	(2)(6)(9)
		First lien senior secured loan	8.45%	SOFR (Q)	4.75%	08/2024	08/2031		8.2	8.2	8.2	(2)(6)(9)
		First lien senior secured loan	8.45%	SOFR (Q)	4.75%	06/2025	08/2031		2.6	2.6	2.6	(2)(6)(9)
										11.6	11.6
MC Accelerate Co-Invest Feeder LP and MC CIF Wealth Management (UK) Ltd.	Global wealth management firm	Z1 preferred shares	12.00% PIK			08/2025	08/2031	12,901		13.8	13.9	(2)(6)
		Z2 preferred shares	12.00% (6.00% PIK)			08/2025	08/2031	12,901		13.3	13.4	(2)(6)
		Membership interest				08/2025		1,000		—	—	(2)(6)
										27.1	27.3
Medlar Bidco Limited (13)	Provider of fund and corporate services to alternative assets industry	First lien senior secured loan	8.73%	SONIA (Q)	5.00%	12/2024	05/2032		26.8	26.9	26.8	(2)(6)
		First lien senior secured loan	6.52%	Euribor (Q)	4.50%	12/2024	05/2032		33.3	32.7	33.3	(2)(6)
										59.6	60.1
Merit Financial Group, LLC and CWC Fund I (MFA) LP (13)	Registered investment adviser platform	First lien senior secured revolving loan	8.42%	SOFR (Q)	4.75%	08/2025	08/2032		0.8	0.8	0.8	(2)(6)(9)
		First lien senior secured revolving loan	10.50%	Base Rate (Q)	3.75%	08/2025	08/2032		0.5	0.5	0.5	(2)(6)(9)
		First lien senior secured loan	8.44%	SOFR (Q)	4.75%	08/2025	08/2032		15.2	15.2	15.2	(2)(6)(9)
		Limited partnership interests				08/2025		5,086,230		5.1	5.1	(6)
										21.6	21.6
Monica Holdco (US), Inc. (13)	Investment technology and advisory firm	First lien senior secured loan	9.10%	SOFR (Q)	5.25%	01/2021	07/2030		2.5	2.5	2.5	(2)(6)(9)
		First lien senior secured loan	8.95%	SOFR (Q)	5.25%	08/2024	07/2030		2.7	2.7	2.7	(2)(6)(9)
		First lien senior secured loan	9.10%	SOFR (Q)	5.25%	07/2025	07/2030		4.2	4.2	4.2	(2)(6)(9)
										9.4	9.4
Nexus Buyer LLC	Provider of FDIC-insured deposit placement services	Second lien senior secured loan	9.42%	SOFR (M)	5.75%	08/2025	02/2032		124.9	123.8	120.5	(2)(16)

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of March 31, 2026
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Oak Funding LLC (13)	Provider of wealth management services	First lien senior secured loan	8.17%	SOFR (M)	4.50%	12/2025	12/2032		85.4	85.4	84.5	(2)(6)(9)
Pathstone Family Office LLC and Kelso XI Tailwind Co-Investment, L.P. (13)(14)	Provider of comprehensive wealth management services and registered investment advisor	First lien senior secured revolving loan	8.27%	SOFR (M)	4.50%	05/2023	05/2028		0.4	0.4	0.4	(2)(6)(9)
		First lien senior secured loan	8.27%	SOFR (M)	4.50%	05/2023	05/2029		4.8	4.8	4.8	(2)(6)(9)
		First lien senior secured loan	8.27%	SOFR (M)	4.50%	09/2023	05/2029		7.9	7.9	7.9	(2)(6)(9)
		First lien senior secured loan	8.27%	SOFR (M)	4.50%	06/2024	05/2029		0.9	0.9	0.9	(2)(6)(9)
		First lien senior secured loan	8.27%	SOFR (M)	4.50%	12/2024	05/2029		4.0	4.0	4.0	(2)(6)(9)
		Limited partnership interests				09/2023		1,965,100		2.0	3.5	(6)
										20.0	21.5
PCIA SPV-3, LLC and ASE Royal Aggregator, LLC (13)	Provider of comprehensive wealth management services	First lien senior secured loan	8.92%	SOFR (Q)	5.25%	08/2023	08/2029		0.4	0.4	0.4	(2)(6)(9)
		First lien senior secured loan	8.45%	SOFR (Q)	4.75%	08/2023	08/2029		8.8	8.8	8.8	(2)(6)(9)
		First lien senior secured loan	8.41%	SOFR (Q)	4.75%	01/2026	08/2029		0.9	0.9	0.9	(2)(6)(9)
		Preferred units				07/2023		6,431,667		6.5	8.6	(6)
										16.6	18.7
PCS MidCo, Inc. and PCS Parent, L.P. (13)	Provider of 401K recordkeeping software solutions	First lien senior secured loan	9.45%	SOFR (Q)	5.75%	03/2024	03/2030		7.9	7.9	7.9	(2)(9)
		Class A units				03/2024		785,000		0.8	0.8	(2)
										8.7	8.7
Perigon Wealth Management, LLC, Perigon Wealth Advisors Holdings Company, LLC and CWC Fund I Co-Invest (Prism) LP (13)	Wealth management and financial planning firm	First lien senior secured loan	8.17%	SOFR (M)	4.50%	03/2024	03/2031		2.0	2.0	2.0	(2)(6)(9)
		First lien senior secured loan	8.17%	SOFR (M)	4.50%	08/2025	03/2031		0.3	0.3	0.3	(2)(6)(9)
		Limited partnership interest				03/2024		2,374,000		2.4	2.8	(6)
										4.7	5.1
Petrus Buyer, Inc. (13)	Provider of REIT research data and analytics	First lien senior secured revolving loan	8.40%	SOFR (Q)	4.75%	11/2022	10/2029		0.3	0.3	0.3	(2)(9)
		First lien senior secured loan	8.42%	SOFR (Q)	4.75%	11/2022	10/2029		6.5	6.5	6.5	(2)(9)
		First lien senior secured loan	8.42%	SOFR (Q)	4.75%	02/2025	10/2029		1.2	1.2	1.2	(2)(9)
										8.0	8.0
Rialto Management Group, LLC (13)	Investment and asset management platform focused on real estate	First lien senior secured revolving loan				12/2024	12/2030		—	—	—	(2)(6)(11)
		First lien senior secured loan	8.42%	SOFR (M)	4.75%	12/2024	12/2030		22.9	22.8	22.9	(2)(6)(9)
		First lien senior secured loan	8.42%	SOFR (M)	4.75%	12/2025	12/2030		5.9	5.9	5.9	(2)(6)(9)
										28.7	28.8
RWA Wealth Partners, LLC (13)	Provider of comprehensive wealth management services	First lien senior secured revolving loan	8.45%	SOFR (Q)	4.75%	11/2024	11/2030		0.1	0.1	0.1	(2)(6)(9)(12)
		First lien senior secured loan	8.40%	SOFR (Q)	4.75%	11/2024	11/2030		9.1	9.1	9.1	(2)(6)(9)

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of March 31, 2026
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
										9.2	9.2
Steward Partners Global Advisory, LLC, Steward Partners Investment Advisory, LLC, Steward Partners Intermediate II, LLC, and Steward Partners New Holdings, LLC (13)	Wealth management platform	First lien senior secured loan	8.42%	SOFR (M)	4.75%	12/2023	10/2028		4.8	4.8	4.8	(2)(6)(9)
		First lien senior secured loan	8.42%	SOFR (M)	4.75%	06/2025	10/2028		5.4	5.4	5.4	(2)(6)(9)
		Senior subordinated loan	11.00% PIK			12/2025	12/2032		24.3	21.7	21.9	(2)(6)
		Warrant to purchase shares of common stock				12/2025	12/2032	129,164		2.5	2.5	(6)
										34.4	34.6
The Edelman Financial Center, LLC	Provider of investment, financial and retirement planning services	Second lien senior secured loan	8.92%	SOFR (M)	5.25%	05/2024	10/2028		0.1	0.1	0.1	(2)(6)(16)
The Mather Group, LLC, TVG-TMG Topco, Inc., and TVG-TMG Holdings, LLC (13)	Provider of comprehensive wealth management services	First lien senior secured loan	9.10%	SOFR (Q)	5.25%	03/2022	03/2028		3.8	3.8	3.8	(2)(6)(9)
		First lien senior secured loan	9.35%	SOFR (Q)	5.50%	05/2025	03/2028		0.5	0.5	0.5	(2)(6)(9)
		First lien senior secured loan	9.05%	SOFR (Q)	5.25%	11/2025	03/2028		0.1	0.1	0.1	(2)(6)(9)
		First lien senior secured loan	9.24%	SOFR (S)	5.50%	11/2025	03/2028		0.1	0.1	0.1	(2)(6)(9)
		Senior subordinated loan	12.00% PIK			03/2022	03/2029		4.4	4.4	4.4	(2)(6)
		Series A preferred units				03/2022		7,199		7.2	7.2	(2)(6)
		Common units				03/2022		7,199		—	2.4	(2)(6)
										16.1	18.5
The Ultimus Group Midco, LLC, The Ultimus Group, LLC, and The Ultimus Group Aggregator, LP (13)	Provider of asset-servicing capabilities for fund managers	First lien senior secured loan	8.45%	SOFR (Q)	4.75%	07/2025	07/2032		22.1	22.1	22.1	(2)(9)
TPG IX Cardiff Debt HoldCo I, LLC, TPG IX Cardiff Debt Holdco II, LLC, TPG IX Cardiff CI I, L.P., and TPG IX Cardiff CI II, L.P.	Provider of comprehensive wealth management services	First lien senior secured loan	10.15% PIK	SOFR (Q)	6.50%	01/2025	01/2033		11.4	11.4	11.4	(2)(6)(9)
		Limited partnership interests				11/2024		5,719,511		5.8	7.2	(2)(6)
		Limited partnership interests				12/2025		636,275		0.6	0.8	(2)(6)
										17.8	19.4
Waverly Advisors, LLC and WAAM Topco, LLC (13)	Wealth management and financial planning firm	First lien senior secured revolving loan	9.60%	SOFR (Q)	5.75%	03/2022	03/2028		0.8	0.8	0.8	(2)(6)(9)
		First lien senior secured loan	9.60%	SOFR (Q)	5.75%	03/2022	03/2028		0.7	0.7	0.7	(2)(6)(9)
		First lien senior secured loan	9.35%	SOFR (Q)	5.50%	03/2024	03/2028		4.9	4.9	4.9	(2)(6)(9)
		First lien senior secured loan	8.85%	SOFR (Q)	5.00%	01/2025	03/2028		38.6	38.6	38.6	(2)(6)(9)
		Class A units				06/2023		1,584,539		2.3	5.9	(6)
										47.3	50.9
Wealth Enhancement Group, LLC (13)	Wealth management and financial planning firm	First lien senior secured loan	7.91%	SOFR (Q)	4.25%	10/2019	10/2028		0.5	0.5	0.5	(2)(9)
See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of March 31, 2026
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured loan	7.91%	SOFR (Q)	4.25%	11/2020	10/2028		1.9	1.9	1.9	(2)(9)
		First lien senior secured loan	7.91%	SOFR (Q)	4.25%	06/2021	10/2028		0.1	0.1	0.1	(2)(9)
		First lien senior secured loan	7.91%	SOFR (Q)	4.25%	08/2021	10/2028		0.9	0.9	0.9	(2)(9)
		First lien senior secured loan	7.90%	SOFR (Q)	4.25%	12/2024	10/2028		22.1	22.1	21.9	(2)(9)
										25.5	25.3
Wellington-Altus Financial Inc. (13)(14)	Wealth management and advisory firm	First lien senior secured revolving loan				08/2024	08/2030		—	—	—	(2)(6)(11)
		First lien senior secured loan	7.60%	CORRA (Q)	5.00%	08/2024	08/2030		0.8	0.8	0.8	(2)(6)(9)
		Common stock				08/2024		74,001		2.6	4.3	(2)(6)
										3.4	5.1
Wharf Street Ratings Acquisition LLC (13)	Global credit rating agency	First lien senior secured loan	8.42%	SOFR (M)	4.75%	09/2025	09/2032		37.1	37.0	37.1	(2)(9)

										3,659.3	3,894.3		27.69%
Health Care Equipment and Services
Absolute Dental Group LLC and Absolute Dental Equity, LLC (5)(13)	Dental services provider	First lien senior secured revolving loan				06/2021	06/2026		23.7	22.6	14.7	(2)(8)
		First lien senior secured loan				09/2024	06/2026		46.5	44.4	28.8	(2)(8)
		Class A preferred units				09/2024		20,000,000		16.2	—	(2)
		Class A common units				06/2021		6,553,553		4.7	—	(2)
										87.9	43.5
ADG, LLC, GEDC Equity, LLC and RC IV GEDC Investor LLC (5)	Dental services provider	First lien senior secured loan	10.85% (3.00% PIK)	SOFR (Q)	7.00%	09/2016	09/2026		15.8	15.8	15.8	(2)(9)
		Second lien senior secured loan				06/2023	03/2027		54.2	51.7	29.2	(2)(8)
		Class A common units				06/2023		7,604,889		29.4	—	(2)
										96.9	45.0
Advarra Holdings, Inc. (13)	Provider of central institutional review boards over clinical trials	First lien senior secured loan	8.17%	SOFR (M)	4.50%	08/2022	09/2031		3.9	3.9	3.9	(2)(9)
		First lien senior secured loan	8.17%	SOFR (M)	4.50%	10/2025	09/2031		1.6	1.6	1.6	(2)(9)
										5.5	5.5
Aerin Medical Inc. (13)	Developer and manufacturer of non-invasive nasal treatment solutions	First lien senior secured loan	10.95% (3.88% PIK)	SOFR (Q)	7.25%	12/2024	12/2030		16.0	15.7	15.8	(2)(9)
		Series G preferred shares				12/2024		877,379		1.0	0.8	(2)
										16.7	16.6
AHR Funding Holdings, Inc. and AHR Parent Holdings, LP	Provider of revenue cycle management solutions to hospitals	Series A preferred shares	12.75% PIK			07/2022	07/2028	35,000		55.9	55.3	(2)
		Preferred units	8.00% PIK			07/2022		9,900		13.2	9.5	(2)
		Class B common units				07/2022		100,000		0.1	—	(2)
										69.2	64.8

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of March 31, 2026
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Alcresta Therapeutics, Inc. (13)	A commercial-stage medical device company	First lien senior secured revolving loan	9.17%	SOFR (Q)	5.50%	12/2025	03/2031		0.4	0.4	0.4	(2)(9)
		First lien senior secured loan	9.17%	SOFR (Q)	5.50%	12/2025	03/2031		13.2	13.2	13.1	(2)(9)
										13.6	13.5
Aledade, Inc. (13)	Network of independent primary care groups to serve patients through value-based care	First lien senior secured revolving loan	9.42%	SOFR (M)	5.75%	11/2025	11/2028		19.9	19.9	19.7	(2)(9)
Amerivet Partners Management, Inc. and AVE Holdings LP	Veterinary practice management platform	Subordinated loan	8.25% PIK			11/2023	12/2030		81.2	77.0	65.8	(2)
		Class A units				03/2024		2,922		2.9	—	(2)
		Class C units				11/2023		7,144		1.4	—	(2)
										81.3	65.8
Artivion, Inc. (13)	Manufacturer, processor and distributor of medical devices and implantable human tissues	First lien senior secured revolving loan	7.16%	SOFR (Q)	3.50%	01/2024	01/2031		0.9	0.9	0.9	(2)(6)(9)
		First lien senior secured loan	8.41%	SOFR (Q)	4.75%	01/2024	01/2031		11.5	11.5	11.5	(2)(6)(9)
										12.4	12.4
AthenaHealth Group Inc., Minerva Holdco, Inc. and BCPE Co-Invest (A), LP (13)(14)	Revenue cycle management provider to the physician practices and acute care hospitals	First lien senior secured loan	6.42%	SOFR (M)	2.75%	07/2023	02/2029		0.1	0.1	0.1	(2)(9)(16)
		Series A preferred stock	10.75% PIK			02/2022		198,505		309.3	306.3	(2)
		Class A units				02/2022		10,487,951		10.5	13.7	(2)
										319.9	320.1
Avalign Holdings, Inc. and Avalign Technologies, Inc.	Full-service contract manufacturer of medical device components for the orthopedic OEM industry	First lien senior secured revolving loan				03/2024	12/2028		3.6	3.6	2.6	(2)(8)
		First lien senior secured loan				03/2024	12/2028		40.3	39.3	28.9	(2)(8)
										42.9	31.5
BAART Programs, Inc., MedMark Services, Inc., and Canadian Addiction Treatment Centres LP	Opiod treatment provider	First lien senior secured loan				05/2022	06/2027		5.9	5.9	4.9	(2)(8)
Bambino Group Holdings, LLC	Dental services provider	Class A preferred units				12/2016		1,000,000		1.0	0.6	(2)
Bayou Intermediate II, LLC (13)	Developer and manufacturer of vascular medical devices	First lien senior secured revolving loan	8.44%	SOFR (Q)	4.75%	09/2025	09/2032		1.7	1.7	1.7	(2)(9)
		First lien senior secured loan	8.45%	SOFR (Q)	4.75%	09/2025	09/2032		29.5	29.5	29.2	(2)(9)
										31.2	30.9
BrightStar Group Holdings, Inc.	Provider of private-pay home care services for patients	First lien senior secured revolving loan	10.50%	Base Rate (Q)	3.75%	02/2025	03/2032		4.0	4.0	4.0	(9)
		First lien senior secured loan	8.38%	SOFR (S)	4.75%	02/2025	03/2032		26.8	26.8	26.8	(2)(9)
										30.8	30.8
BVI Medical, Inc. and BVI Group Limited (13)	Developer, manufacturer, and distributor of diverse ophthalmic surgical products	First lien senior secured loan	9.66%	SOFR (Q)	6.00%	03/2025	03/2032		4.5	4.5	4.2	(2)(6)(9)

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of March 31, 2026
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured loan	9.92% (5.00% PIK)	SOFR (M)	6.25%	03/2025	03/2032		143.5	143.5	132.0	(2)(6)(9)
		Ordinary shares				03/2025		3,742		5.0	2.4	(2)(6)
										153.0	138.6
CMI Parent, Inc. (13)	Developer and manufacturer of regenerative medical devices and implants	First lien senior secured loan	8.20%	SOFR (Q)	4.50%	01/2026	01/2033		23.6	23.6	23.3	(2)(9)
Color Intermediate, LLC	Provider of pre-payment integrity software solution	First lien senior secured loan	8.55%	SOFR (Q)	4.75%	10/2022	10/2029		19.7	19.7	19.7	(2)(9)
Convey Health Solutions, Inc.	Healthcare workforce management software provider	First lien senior secured loan				09/2019	07/2029		1.9	1.9	1.3	(2)(6)(8)
		First lien senior secured loan				02/2022	07/2029		0.1	0.1	—	(2)(6)(8)
		First lien senior secured loan				10/2022	07/2029		0.1	0.1	—	(2)(6)(8)
										2.1	1.3
Cradle Lux Bidco S.A.R.L. and Hamilton Thorne Inc. (13)	Provider of consumables and equipment for ART and IVF procedures	First lien senior secured loan	8.92%	SOFR (Q)	5.25%	11/2024	11/2031		2.9	2.9	2.9	(2)(6)(9)
		First lien senior secured loan	7.26%	Euribor (Q)	5.25%	11/2024	11/2031		12.2	11.4	12.2	(2)(6)(9)
										14.3	15.1
Crown CT Parent Inc., Crown CT HoldCo Inc. and Crown CT Management LLC (13)	Provider of medical devices and services for the treatment of positional plagiocephaly	First lien senior secured loan	9.35%	SOFR (Q)	5.50%	03/2022	03/2029		23.7	23.7	23.7	(2)(9)
		Class A shares				03/2022		192		1.9	2.4	(2)
		Common units				03/2022		31		0.3	0.4	(2)
										25.9	26.5
CVP Holdco, Inc. and OMERS Wildcats Investment Holdings LLC (13)	Veterinary hospital operator	First lien senior secured loan	8.42%	SOFR (M)	4.75%	06/2024	06/2031		31.9	31.9	31.9	(2)(9)
		Class A preferred units				08/2023		3,678		2.6	1.9	(2)
		Common stock				10/2019		41,443		14.5	21.9	(2)
										49.0	55.7
Empower Payments Investor, LLC (13)	Financial communication and payment solutions provider	First lien senior secured loan	8.20%	SOFR (Q)	4.50%	03/2024	03/2031		0.1	0.1	0.1	(2)(9)
		First lien senior secured loan	8.20%	SOFR (Q)	4.50%	06/2025	03/2031		4.1	4.0	4.1	(2)(9)
		First lien senior secured loan	8.15%	SOFR (Q)	4.50%	10/2025	03/2031		2.0	2.0	2.0	(2)(9)
		First lien senior secured loan	8.40%	SOFR (Q)	4.75%	02/2026	03/2031		5.1	5.1	5.1	(2)(9)
										11.2	11.3
Evolent Health LLC and Evolent Health, Inc.	Medical technology company focused on value based care services and payment solutions	First lien senior secured loan	9.32%	SOFR (Q)	5.50%	12/2024	12/2029		18.3	18.3	18.3	(2)(6)(9)
		Second lien senior secured loan	9.81%	SOFR (Q)	6.00%	08/2025	12/2029		3.8	3.7	3.8	(2)(6)(9)
										22.0	22.1
Galaxy Buyer, Inc. and Galaxy Topco I, L.P. (13)	Provider of laboratory information management systems and informatics solutions	First lien senior secured loan	8.40%	SOFR (Q)	4.75%	01/2026	01/2033		9.9	9.9	9.8	(2)(9)
		Class A-1 units				01/2026		1,090,000		1.1	1.1	(2)

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of March 31, 2026
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
										11.0	10.9
GHX Ultimate Parent Corporation and Nexus TopCo LP (13)	On-demand supply chain automation solutions provider to the healthcare industry	First lien senior secured loan	8.70% (2.50% PIK)	SOFR (Q)	5.00%	12/2024	02/2033		92.0	92.0	90.2	(2)(9)
		First lien senior secured loan	8.70% (2.50% PIK)	SOFR (Q)	5.00%	02/2026	02/2033		16.8	16.8	16.4	(2)(9)
		Class C units				02/2026		3,208		—	—	(2)
										108.8	106.6
Global Medical Response, Inc. and GMR Buyer Corp.	Emergency air medical services provider	Series B preferred shares	15.00% PIK			05/2024		34,282		44.0	45.1	(2)
		Warrant to purchase units of common stock				03/2018	03/2028	115,733		0.9	3.2	(2)
		Warrant to purchase units of common stock				12/2021	12/2031	1,927		0.1	0.1	(2)
		Warrants to purchase shares of common stock				05/2024	05/2031	626,446		—	17.6	(2)
		Warrants to purchase shares of common stock				05/2024	05/2031	2,490,196		—	69.9	(2)
										45.0	135.9
Himalaya TopCo LLC and BCPE Hyperlink Holdings, LP (13)	Provider of software solutions to healthcare payors	First lien senior secured revolving loan	8.44%	SOFR (Q)	4.75%	06/2025	06/2032		5.8	5.8	5.8	(2)(9)(12)
		First lien senior secured loan	8.70% (2.25% PIK)	SOFR (Q)	5.00%	06/2025	06/2032		233.9	233.8	233.9	(2)(9)
		First lien senior secured loan	8.70% (2.25% PIK)	SOFR (Q)	5.00%	09/2025	06/2032		20.8	20.8	20.8	(2)(9)
		Class A units				09/2025		253,551		2.5	3.0	(2)
										262.9	263.5
Honor Technology, Inc.	Nursing and home care provider	Warrant to purchase shares of Series D-2 preferred stock				08/2021	08/2031	133,333		0.1	—	(2)
HuFriedy Group Acquisition LLC (13)	Manufacturer of surgical dental equipment and sterile instruments	First lien senior secured revolving loan				05/2024	05/2030		—	—	—	(2)(11)
		First lien senior secured loan	9.18%	SOFR (Q)	5.50%	05/2024	05/2031		75.9	75.9	75.9	(2)(9)
		First lien senior secured loan	9.18%	SOFR (Q)	5.50%	10/2025	06/2031		7.6	7.6	7.6	(2)(9)
										83.5	83.5
KBHS Acquisition, LLC (d/b/a Alita Care, LLC)	Provider of behavioral health services	First lien senior secured revolving loan				03/2017	03/2027		4.4	4.4	2.3	(2)(8)
LivTech Purchaser, Inc. (13)	Provider of senior care end-to-end software, payments and RCM platform	First lien senior secured loan	8.68%	SOFR (Q)	5.00%	11/2024	11/2031		9.3	9.3	9.2	(2)(9)
Napa Management Services Corporation and ASP NAPA Holdings, LLC	Anesthesia management services provider	Preferred units	15.00% PIK			06/2020		1,842		0.3	0.3	(2)
		Senior preferred units	8.00% PIK			06/2020		5,320		0.4	0.4	(2)
		Class A units				04/2016		25,277		2.5	3.9	(2)
										3.2	4.6
Next Holdco, LLC (13)	Provider of electronic medical record and practice management software	First lien senior secured loan	8.89%	SOFR (Q)	5.25%	11/2023	11/2030		6.4	6.4	6.4	(2)(9)

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of March 31, 2026
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
NMN Holdings III Corp. and NMN Holdings LP (13)	Provider of complex rehabilitation technology solutions for patients with mobility loss	First lien senior secured revolving loan				07/2024	07/2031		—	—	—	(2)(11)
		First lien senior secured loan	8.17%	SOFR (M)	4.50%	07/2024	07/2031		70.1	70.1	70.1	(2)(9)
		First lien senior secured loan	7.28%	CORRA (M)	5.00%	09/2025	07/2031		13.2	13.3	13.2	(2)(9)
		First lien senior secured loan	8.42%	SOFR (M)	4.75%	09/2025	07/2031		7.1	7.1	7.1	(2)(9)
		Partnership units				11/2018		30,000		3.0	8.8	(2)
										93.5	99.2
Nomi Health, Inc.	Provider of software payment services for healthcare industry	Warrant to purchase shares of Series B preferred stock				07/2023	07/2033	9,941		—	—	(2)
		Warrant to purchase units of Class A common stock				06/2024	06/2034	22,211		—	—	(2)
										—	—
Olympia Acquisition, Inc., Olympia TopCo, L.P., and Asclepius Holdings LLC (5)	Behavioral health and special education platform provider	Preferred units				07/2021		417,189		—	—	(2)
		Preferred stock				02/2022		7,983		—	—	(2)
		Class A common units				09/2019		9,549,000		—	—	(2)
		Common units				02/2022		7,584		—	—	(2)
										—	—
Pathway Vet Alliance LLC and Jedi Group Holdings LLC (13)	Veterinary hospital operator	First lien senior secured revolving loan				03/2025	06/2028		—	—	—	(2)(11)
		Second lien senior secured loan				03/2020	06/2028		85.9	75.5	55.9	(2)(8)
		Class R common units				03/2020		6,004,768		6.0	—	(2)
										81.5	55.9
PetVet Care Centers, LLC (13)	Veterinary hospital operator	First lien senior secured revolving loan	9.67%	SOFR (M)	6.00%	11/2023	11/2029		5.4	5.4	4.6	(2)(9)
		First lien senior secured loan	9.67%	SOFR (M)	6.00%	11/2023	11/2030		129.8	129.8	111.6	(2)(9)
										135.2	116.2
Premise Health Holding Corp. and OMERS Bluejay Investment Holdings LP (13)	Provider of employer-sponsored onsite health and wellness clinics and pharmacies	First lien senior secured revolving loan				02/2024	11/2031		—	—	—	(2)(11)
		First lien senior secured loan	8.45%	SOFR (Q)	4.75%	02/2024	11/2032		33.6	33.6	33.6	(2)(9)
		First lien senior secured loan	8.45%	SOFR (Q)	4.75%	11/2025	11/2032		10.6	10.6	10.6	(2)(9)
		First lien senior secured loan	8.40%	SOFR (Q)	4.75%	03/2026	11/2032		18.7	18.7	18.7	(2)(9)
		Class A units				07/2018		9,775		5.4	19.5	(2)
										68.3	82.4
Project Alliance Buyer, LLC (13)	Provider of technology solutions for specialty medication management	First lien senior secured loan	8.67%	SOFR (Q)	5.00%	08/2025	08/2031		10.8	10.8	10.8	(2)(9)
Revival Animal Health, LLC (13)	B2B distributor of animal health products	First lien senior secured revolving loan	9.70%	SOFR (Q)	6.00%	01/2025	01/2028		1.8	1.8	1.7	(2)(9)
		First lien senior secured loan	9.69%	SOFR (Q)	6.00%	01/2025	01/2028		26.7	26.7	25.1	(2)(9)

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of March 31, 2026
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured loan	9.70%	SOFR (Q)	6.00%	04/2025	01/2028		2.0	2.0	1.9	(2)(9)
										30.5	28.7
Signant Finance One Limited and Bracket Intermediate Holding Corp. (13)	Provider of eClinical software solutions for clinical trial management	First lien senior secured loan	8.45%	SOFR (Q)	4.75%	10/2025	10/2031		63.5	62.9	62.9	(2)(6)(9)
SiroMed Physician Services, Inc. and SiroMed Equity Holdings, LLC	Outsourced anesthesia provider	Common units				03/2018		684,854		4.8	1.9	(2)
SOC Telemed, Inc. and PSC Spark Holdings, LP	Provider of acute care telemedicine	First lien senior secured loan	11.19% (2.00% PIK)	SOFR (Q)	7.50%	08/2022	08/2027		110.0	108.7	106.7	(2)(9)
		Class A-2 units				08/2022		4,812		4.9	1.5	(2)
		Warrant to purchase units of common stock				08/2022	08/2029	6,118		4.7	0.2	(2)
										118.3	108.4
Spruce Bidco II Inc. (13)	Provider of medical devices relating to dialysis treatments and services for kidney disease	First lien senior secured revolving loan	8.37%	SOFR (S)	4.75%	01/2025	01/2032		11.3	11.3	11.3	(2)(9)
		First lien senior secured loan	7.00%	CORRA (Q)	4.75%	01/2025	01/2032		7.6	7.3	7.6	(2)(9)
		First lien senior secured loan	5.75%	TONA (Q)	5.00%	01/2025	01/2032		25.4	26.0	25.4	(2)(9)
		First lien senior secured loan	8.45%	SOFR (S)	4.75%	01/2025	01/2032		65.5	65.5	65.5	(2)(9)
										110.1	109.8
Surescripts, LLC (13)	Healthcare network for e-prescription routing, patient eligibility checks, and secure exchange of medical records	First lien senior secured loan	8.70%	SOFR (Q)	5.00%	11/2024	11/2031		5.0	5.0	5.0	(2)(9)
		First lien senior secured loan	8.45%	SOFR (Q)	4.75%	11/2025	11/2031		78.2	78.2	78.2	(2)(9)
										83.2	83.2
Symplr Software Inc. and Symplr Software Intermediate Holdings, Inc. (13)	SaaS based healthcare compliance platform provider	First lien senior secured revolving loan	7.42%	SOFR (Q)	3.75%	12/2020	12/2027		0.8	0.8	0.6	(2)
		First lien senior secured revolving loan	9.50%	Base Rate (Q)	2.75%	12/2020	12/2027		6.2	6.2	4.4	(2)
		First lien senior secured loan	8.27%	SOFR (Q)	4.50%	02/2022	12/2027		28.4	27.9	19.9	(2)(9)(16)
		First lien senior secured loan	9.02%	SOFR (Q)	5.25%	04/2024	12/2027		17.1	17.1	12.3	(2)(9)
		Second lien senior secured loan	11.64%	SOFR (Q)	7.88%	12/2020	12/2028		76.2	76.2	54.9	(2)(9)
		Second lien senior secured loan	13.77% (4.00% PIK)	SOFR (Q)	10.00%	04/2024	12/2028		55.7	55.7	41.8	(2)(9)
		Series C-1 preferred shares	11.00% PIK			06/2021		75,939		134.6	92.9	(2)
		Series C-2 preferred shares	11.00% PIK			06/2021		40,115		67.4	46.5	(2)
		Series C-3 preferred shares	11.00% PIK			10/2021		16,201		26.3	18.2	(2)
										412.2	291.5
Tempus AI, Inc.	Provider of technology enabled precision medicine solutions	First lien senior secured loan	11.95% (3.25% PIK)	SOFR (Q)	8.25%	02/2025	02/2030		32.1	32.1	32.1	(2)(6)(9)
		Common units				10/2023		60,821		1.9	2.8	(2)(6)(16)
										34.0	34.9

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of March 31, 2026
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Therapy Brands Holdings LLC	Provider of software solutions for the mental and behavioral health market segments	Second lien senior secured loan	10.68%	SOFR (Q)	6.75%	06/2021	05/2029		29.1	29.0	22.7	(2)(9)
U.S. Anesthesia Partners, Inc. & U.S. Anesthesia Partners Holdings, Inc.	Anesthesiology service provider	Second lien senior secured loan	11.28%	SOFR (M)	7.50%	10/2021	10/2029		147.8	147.8	147.8	(2)(9)
		Common stock				12/2021		3,671,429		12.9	11.7	(2)
										160.7	159.5
U.S. Urology Partners, LLC, General Atlantic (USU) Blocker Collection Holdco, L.P., and General Atlantic (USU-2) Coinvest, L.P. (13)	Integrated urologic care platform	First lien senior secured loan	8.20%	SOFR (Q)	4.50%	04/2025	04/2032		13.4	13.4	13.4	(2)(9)
		First lien senior secured loan	8.45%	SOFR (Q)	4.75%	10/2025	04/2032		3.9	3.9	3.9	(2)(9)
		Limited partnership interest				04/2025		2,190,000		2.2	3.8	(2)
		Common units				10/2025		442,686		0.5	0.5	(2)
										20.0	21.6
United Digestive MSO Parent, LLC and Koln Co-Invest Unblocked, LP (13)	Gastroenterology physician group	First lien senior secured loan	9.44%	SOFR (Q)	5.75%	03/2023	03/2029		12.8	12.8	12.8	(2)(9)
		First lien senior secured loan	9.40%	SOFR (Q)	5.75%	10/2024	03/2029		1.9	1.9	1.9	(2)(9)
		Class A interests				03/2023		4,623		4.6	8.3
										19.3	23.0
VPP Intermediate Holdings, LLC and VPP Group Holdings, L.P. (13)	Veterinary hospital operator	First lien senior secured loan	9.52%	SOFR (M)	5.75%	12/2021	12/2027		6.0	6.0	6.0	(2)(9)
		First lien senior secured loan	9.52%	SOFR (M)	5.75%	08/2022	12/2027		9.0	9.0	9.0	(2)(9)
		First lien senior secured loan	9.42%	SOFR (M)	5.75%	08/2023	12/2027		12.2	12.2	12.2	(2)(9)
		First lien senior secured loan	9.42%	SOFR (M)	5.75%	03/2024	12/2027		2.6	2.6	2.6	(2)(9)
		First lien senior secured loan	8.92%	SOFR (M)	5.25%	01/2025	12/2027		7.0	7.0	7.0	(2)(9)
		Class A-2 units				12/2021		7,524		7.5	9.4	(2)
		Class A-2 units				03/2023		45		0.1	0.1	(2)
										44.4	46.3
WSHP FC Acquisition LLC and WSHP FC Holdings LLC (13)	Provider of biospecimen products for pharma research	First lien senior secured revolving loan				03/2018	03/2028		—	—	—	(2)(11)
		First lien senior secured loan	11.70% (5.00% PIK)	SOFR (Q)	8.00%	08/2025	04/2030		76.7	76.7	76.7	(2)(9)
		First lien senior secured loan	12.00% PIK			08/2025	03/2030		24.2	21.2	20.3	(2)
		Class A preferred units				11/2024		455		0.3	—
		Common units				07/2022		35,299		5.0	0.6
										103.2	97.6
ZocDoc, Inc. (13)	Healthcare marketplace connecting patients and providers	First lien senior secured loan	8.91%	SOFR (Q)	5.25%	05/2024	07/2030		64.9	64.9	64.9	(2)(9)
		First lien senior secured loan	8.91%	SOFR (Q)	5.25%	07/2025	07/2030		1.6	1.6	1.6	(2)(9)
										66.5	66.5

										3,378.9	3,165.1		22.50%

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of March 31, 2026
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Commercial and Professional Services
Accommodations Plus Technologies LLC (13)	Provider of outsourced crew accommodations and logistics management solutions to the airline industry	First lien senior secured loan	8.94%	SOFR (Q)	5.25%	05/2025	05/2032		87.3	87.3	87.3	(2)(9)
		First lien senior secured loan	8.94%	SOFR (Q)	5.25%	12/2025	05/2032		29.9	29.9	29.9	(2)(9)
										117.2	117.2
Aldinger Company Inc (13)	Provider of outsourced calibration and repair services	First lien senior secured revolving loan	8.45%	SOFR (Q)	4.75%	07/2024	10/2030		0.6	0.6	0.6	(2)(9)
		First lien senior secured loan	8.43%	SOFR (Q)	4.75%	07/2024	10/2030		24.0	24.0	24.0	(2)(9)
		First lien senior secured loan	8.44%	SOFR (Q)	4.75%	08/2025	10/2030		4.1	4.1	4.1	(2)(9)
										28.7	28.7
AMCP Clean Acquisition Company, LLC	Provider of commercial laundry services	First lien senior secured loan	7.95%	SOFR (Q)	4.25%	12/2025	06/2030		14.9	14.9	14.9	(2)(9)
ATI Restoration, LLC (13)	Provider of disaster recovery services	First lien senior secured revolving loan	9.32%	SOFR (Q)	5.50%	07/2020	07/2026		12.2	12.2	10.6	(2)(9)(12)
		First lien senior secured loan	9.29%	SOFR (Q)	5.50%	07/2020	07/2026		31.9	31.9	27.7	(2)(9)
		First lien senior secured loan	9.29%	SOFR (M)	5.50%	05/2022	07/2026		47.3	47.3	41.1	(2)(9)
		First lien senior secured loan	9.30%	SOFR (Q)	5.50%	09/2023	07/2026		11.8	11.8	10.2	(2)(9)
										103.2	89.6
Bluejack Fire Acquisition, Inc. and Bluejack Fire Holdings LLC (13)	Provider of fire and life safety services including inspection and repair	First lien senior secured revolving loan	8.43%	SOFR (M)	4.75%	01/2025	01/2031		0.7	0.7	0.7	(2)(9)
		First lien senior secured loan	8.43%	SOFR (M)	4.75%	01/2025	01/2031		6.9	6.9	6.9	(2)(9)
		Class A-1 units				01/2025		1,368		1.4	1.3	(2)
										9.0	8.9
Bobtail AcquisitionCo, LLC (13)	Provider of non-hazardous liquid waste collection, transportation, processing, recycling, reclamation, and disposal services	First lien senior secured revolving loan	8.44%	SOFR (Q)	4.75%	09/2025	09/2031		0.9	0.9	0.9	(2)(12)
		First lien senior secured loan	8.42%	SOFR (Q)	4.75%	09/2025	09/2031		33.4	33.4	33.4	(2)
										34.3	34.3
Capstone Acquisition Holdings, Inc., Capstone Logistics Holdings, Inc. and Capstone Parent Holdings, LP (13)	Outsourced supply chain solutions provider to operators of distribution centers	First lien senior secured revolving loan				08/2024	05/2029		—	—	—	(2)(11)
		First lien senior secured loan	8.27%	SOFR (M)	4.50%	08/2024	11/2029		8.1	8.1	8.1	(2)(9)
		Second lien senior secured loan	12.27%	SOFR (M)	8.50%	08/2024	11/2030		92.7	92.7	92.7	(2)(9)
		Class A units				11/2020		10,581		7.3	19.1	(2)
										108.1	119.9
Cards-Live Oak Holdings, Inc. (13)	Provider of solid waste collection services for residential, commercial, and industrial customers	First lien senior secured revolving loan	10.50%	Base Rate (Q)	3.75%	10/2025	10/2032		0.9	0.9	0.9	(2)(9)

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of March 31, 2026
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured revolving loan	8.45%	SOFR (Q)	4.75%	10/2025	10/2032		1.7	1.7	1.7	(2)(9)
		First lien senior secured loan	8.45%	SOFR (Q)	4.75%	10/2025	10/2032		61.4	61.4	60.8	(2)(9)
										64.0	63.4
Covert HoldCo, LP	Environmentally sustainable waste-management provider	Senior subordinated loan	9.42%	SOFR (Q)	5.75%	03/2026	03/2031		163.7	163.7	160.4	(2)(9)
Denali Intermediate Holdings, Inc. and Denali Parent Holdings, L.P. (13)	Provider of business decisioning data and analytics	First lien senior secured revolving loan				08/2025	08/2032		—	—	—	(2)(11)
		First lien senior secured loan	9.18%	SOFR (M)	5.50%	08/2025	08/2032		378.5	378.5	378.5	(2)(9)
		Series A units	8.00% PIK			08/2025		540,800		5.7	6.3	(2)
										384.2	384.8
Divisions Holding Corporation, Divisions, Inc. and RC V Tecmo Investor LLC (13)	Technology based aggregator for facility maintenance services	First lien senior secured loan	8.20%	SOFR (Q)	4.50%	04/2025	04/2032		0.1	0.1	0.1	(2)(9)
		Common member units				08/2020		9,624,000		7.7	18.0	(2)
										7.8	18.1
Dorado Bidco, Inc. (13)	Provider of consumer and market insights for the food and beverage industry	First lien senior secured loan	8.17%	SOFR (Q)	4.50%	09/2024	09/2031		7.7	7.7	7.7	(2)(9)
DP Flores Holdings, LLC (13)	Benefits administrator of tax-advantaged reimbursement plans	First lien senior secured loan	10.17% (3.25% PIK)	SOFR (M)	6.50%	09/2024	09/2030		28.0	28.0	27.7	(2)(9)
Drogon Bidco Inc. & Drogon Aggregator LP (13)	Provider of fire safety and life safety services	First lien senior secured loan	8.42%	SOFR (M)	4.75%	08/2024	08/2031		14.9	14.9	14.9	(2)(9)
		First lien senior secured loan	8.42%	SOFR (M)	4.75%	12/2025	08/2031		0.7	0.7	0.7	(2)(9)
		Class A-2 common units				08/2024		1,850,000		1.9	2.6	(2)
										17.5	18.2
DTI Holdco, Inc. and OPE DTI Holdings, Inc.	Provider of legal process outsourcing and managed services	Class A common stock				08/2014		7,500		7.5	10.1	(2)
		Class B common stock				08/2014		7,500		—	—	(2)
										7.5	10.1
Duraserv LLC (13)	Provider of commercial loading dock maintenance and remodeling services	First lien senior secured revolving loan	8.42%	SOFR (M)	4.75%	06/2024	06/2030		0.5	0.5	0.5	(2)(9)
		First lien senior secured loan	8.42%	SOFR (M)	4.75%	06/2024	06/2031		10.2	10.2	10.1	(2)(9)
		First lien senior secured loan	8.42%	SOFR (M)	4.75%	03/2025	06/2031		4.8	4.8	4.8	(2)(9)
										15.5	15.4
Elevation Services Parent Holdings, LLC (13)	Elevator service platform	First lien senior secured revolving loan	10.32%	SOFR (Q)	6.50%	12/2020	12/2028		2.5	2.5	2.5	(2)(9)(12)
		First lien senior secured loan	10.31%	SOFR (Q)	6.50%	12/2020	12/2028		9.9	9.9	9.9	(2)(9)
		First lien senior secured loan	10.31%	SOFR (Q)	6.50%	05/2022	12/2028		13.8	13.8	13.8	(2)(9)
										26.2	26.2
See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of March 31, 2026
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Elliott Davis Advisory, LLC and Elliott Davis Advisory HoldCo, LLC (13)	Provider of tax, comprehensive assurance and consulting services	First lien senior secured revolving loan	8.35%	SOFR (S)	4.75%	07/2025	07/2031		1.7	1.7	1.7	(2)(9)
		First lien senior secured loan	8.33%	SOFR (S)	4.75%	07/2025	07/2031		25.5	25.5	25.5	(2)(9)
		Common stock				07/2025		4,273,000		4.3	4.2
										31.5	31.4
EMB Purchaser, Inc. (13)	Provider of fire and life safety solutions	First lien senior secured revolving loan	8.17%	SOFR (Q)	4.50%	03/2025	03/2032		0.8	0.8	0.7	(2)(9)
		First lien senior secured loan	8.20%	SOFR (Q)	4.50%	03/2025	03/2032		10.5	10.5	10.4	(2)(9)
										11.3	11.1
Firebird Acquisition Corp, Inc. (13)	Provider of fire safety and life safety services	First lien senior secured revolving loan				01/2025	02/2032		—	—	—	(2)(11)
		First lien senior secured loan	8.67% (2.75% PIK)	SOFR (Q)	5.00%	01/2025	02/2032		4.2	4.2	4.2	(2)(9)
		First lien senior secured loan	8.17%	SOFR (Q)	4.50%	01/2025	02/2032		4.9	4.9	4.9	(2)(9)
										9.1	9.1
FlyWheel Acquireco, Inc. (13)	Professional employer organization offering human resources, compliance and risk management services	First lien senior secured loan	10.17%	SOFR (M)	6.50%	05/2023	05/2030		51.3	51.3	51.3	(2)(9)
Frontline Road Safety Operations, LLC (13)	Provider of pavement marking services to roadways	First lien senior secured revolving loan				03/2025	03/2032		—	—	—	(2)(11)
		First lien senior secured loan	8.67% (2.00% PIK)	SOFR (M)	5.00%	03/2025	03/2032		2.6	2.6	2.6	(2)
		First lien senior secured loan	8.67% (2.00% PIK)	SOFR (M)	5.00%	10/2025	03/2032		4.0	4.0	4.0	(2)
										6.6	6.6
G702 Buyer, Inc. (13)	Provider of standardized contracts and forms platform for the architecture, engineering, and construction industry	First lien senior secured loan	8.45%	SOFR (Q)	4.75%	07/2025	07/2031		10.5	10.5	10.5	(2)(9)
HH-Stella, Inc. and Bedrock Parent Holdings, LP (13)	Provider of municipal solid waste transfer management services	First lien senior secured revolving loan				04/2021	04/2027		—	—	—	(2)(11)
		First lien senior secured loan	9.85%	SOFR (Q)	6.00%	04/2021	04/2028		8.7	8.7	8.7	(2)(9)
		First lien senior secured loan	9.85%	SOFR (Q)	6.00%	09/2023	04/2028		21.5	21.5	21.5	(2)(9)
		First lien senior secured loan	9.85%	SOFR (Q)	6.00%	04/2024	04/2028		18.6	18.6	18.6	(2)(9)
		First lien senior secured loan	9.85%	SOFR (Q)	6.00%	10/2025	04/2028		15.2	15.2	15.2	(2)(9)
		Class A units				04/2021		32,982		3.3	2.8	(2)
										67.3	66.8
HP RSS Buyer, Inc. (13)	Provider of road striping, and road safety related services	First lien senior secured loan	8.45%	SOFR (Q)	4.75%	12/2023	12/2029		16.7	16.7	16.7	(2)(9)
		First lien senior secured loan	8.42%	SOFR (Q)	4.75%	07/2025	12/2029		13.8	13.8	13.8	(2)(9)
		First lien senior secured loan	8.45%	SOFR (Q)	4.75%	12/2025	12/2029		1.6	1.6	1.6	(2)(9)
										32.1	32.1

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of March 31, 2026
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
IRI Group Holdings, Inc. and Circana, LLC (13)	Market research company focused on the consumer packaged goods industry	First lien senior secured revolving loan				08/2022	12/2028		—	—	—	(2)(11)
		First lien senior secured loan	7.95%	SOFR (Q)	4.25%	08/2022	12/2029		139.9	139.8	139.9	(2)(9)
										139.8	139.9
ISQ Hawkeye Holdco, Inc. and ISQ Hawkeye Holdings, L.P. (13)	Provider of commercial and industrial waste processing and disposal services	First lien senior secured revolving loan	7.69%	SOFR (M)	4.00%	01/2026	08/2030		7.1	7.1	7.1	(2)(9)
		First lien senior secured loan	7.69%	SOFR (M)	4.00%	01/2026	08/2031		110.1	110.1	110.1	(2)(9)
		Class A units				09/2022		13,575		14.5	26.1	(2)
										131.7	143.3
Jones Fish Hatcheries & Distributors, LLC and Pond Management Group Holdings, LLC (13)	Provider of lake and pond management services	First lien senior secured loan	7.90%	SOFR (Q)	4.25%	11/2025	11/2032		15.8	15.8	15.7	(2)(9)
		Class A units				11/2025		26,260		2.6	2.6
										18.4	18.3
Kellermeyer Bergensons Services, LLC and KBS TopCo, LLC	Provider of janitorial and facilities management services	First lien senior secured loan	9.07% PIK	SOFR (Q)	5.25%	11/2019	11/2028		46.8	46.8	46.8	(2)(9)
		First lien senior secured loan				12/2023	11/2028		16.2	13.9	0.8	(2)(8)
		Preferred units				03/2024		4,042,767		7.7	—	(2)
		Class A common units				03/2024		4,042,767		—	—	(2)
										68.4	47.6
Kings Buyer, LLC (13)	Provider of comprehensive outsourced waste management consolidation services	First lien senior secured revolving loan	11.00%	Base Rate (Q)	4.25%	09/2023	10/2027		3.6	3.6	3.3	(2)(9)
		First lien senior secured loan	9.05%	SOFR (Q)	5.25%	09/2023	10/2027		16.1	16.1	15.0	(2)(9)
										19.7	18.3
KPS Global LLC and Cool Group LLC (13)	Manufacturer of walk-in cooler and freezer systems	First lien senior secured loan	8.45%	SOFR (Q)	4.75%	09/2024	09/2030		5.2	5.2	5.2	(2)(9)
Laboratories Bidco LLC and Laboratories Topco LLC	Lab testing services for nicotine containing products	First lien senior secured revolving loan	7.50%	Base Rate (Q)	0.75%	07/2021	07/2029		4.6	4.5	3.6	(2)(9)
		First lien senior secured revolving loan	5.60%	SOFR (Q)	1.75%	07/2021	07/2029		15.6	15.0	12.0	(2)(9)
		First lien senior secured loan	4.08%	CORRA (Q)	1.75%	10/2019	07/2029		24.2	24.0	18.7	(2)(9)
		First lien senior secured loan	5.60%	SOFR (Q)	1.75%	10/2019	07/2029		17.6	16.8	13.6	(2)(9)
		First lien senior secured loan	5.60%	SOFR (Q)	1.75%	10/2020	07/2029		0.1	0.1	0.1	(2)(9)
		First lien senior secured loan	5.60%	SOFR (Q)	1.75%	07/2021	07/2029		4.7	4.4	3.6	(2)(9)
		Class A units				07/2021		3,099,335		4.6	—	(2)
										69.4	51.6
LBC Woodlands Purchaser LLC and LBC Woodlands Holdings LP (13)	Provider of human resources and workforce management solutions	First lien senior secured revolving loan	8.67%	SOFR (Q)	5.00%	07/2024	07/2030		0.2	0.2	0.2	(2)(9)
		First lien senior secured loan	8.67%	SOFR (Q)	5.00%	07/2024	07/2031		18.9	18.9	18.4	(2)(9)
		Class A common units				07/2024		1,205,000		1.2	0.8	(2)

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of March 31, 2026
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
										20.3	19.4
Lightbeam Bidco, Inc. (13)	Provider of yard management services	First lien senior secured revolving loan				05/2023	05/2029		—	—	—	(2)(11)
		First lien senior secured loan	8.42%	SOFR (Q)	4.75%	05/2023	05/2030		5.2	5.2	5.2	(2)(9)
		First lien senior secured loan	8.67%	SOFR (Q)	5.00%	11/2023	05/2030		2.2	2.2	2.2	(2)(9)
		First lien senior secured loan	8.42%	SOFR (Q)	4.75%	11/2023	05/2030		1.1	1.1	1.1	(2)(9)
		First lien senior secured loan	8.42%	SOFR (Q)	4.75%	12/2025	05/2030		3.3	3.3	3.3	(2)(9)
										11.8	11.8
LJP Purchaser, Inc. and LJP Topco, LP (13)	Provider of non-hazardous solid waste and recycling services	First lien senior secured loan	9.97%	SOFR (Q)	6.25%	09/2022	09/2028		11.6	11.6	11.5	(2)(9)
		First lien senior secured loan	10.04%	SOFR (Q)	6.25%	03/2026	09/2030		17.5	17.5	17.3	(2)(9)
		Class A units	8.00% PIK			09/2022		5,884,191		7.9	8.2	(2)
										37.0	37.0
Microstar Logistics LLC, Microstar Global Asset Management LLC, MStar Holding Corporation and Kegstar USA Inc.	Keg management solutions provider	First lien senior secured loan	11.20%	SOFR (Q)	7.50%	12/2024	12/2030		134.4	134.4	134.4	(2)(9)
MSIS Holdings, Inc. and MS Precision Parent, LP (13)	Provider of heavy industrial machinery maintenance and repair services	First lien senior secured revolving loan				03/2025	03/2031		—	—	—	(2)(11)
		First lien senior secured loan	8.70%	SOFR (Q)	5.00%	03/2025	03/2031		23.4	23.4	23.4	(2)(9)
		Class A-1 units				03/2025		1,184,000		1.2	1.3	(2)
										24.6	24.7
NAS, LLC and Nationwide Marketing Group, LLC (13)	Buying and marketing services organization for appliance, furniture and consumer electronics dealers	First lien senior secured revolving loan	10.31%	SOFR (Q)	6.50%	11/2020	05/2026		1.9	1.9	1.9	(2)(9)
		First lien senior secured loan	10.32%	SOFR (Q)	6.50%	11/2020	05/2026		6.0	6.0	5.9	(2)(9)
		First lien senior secured loan	10.32%	SOFR (Q)	6.50%	12/2021	05/2026		2.2	2.2	2.2	(2)(9)
		First lien senior secured loan	10.32%	SOFR (Q)	6.50%	05/2022	05/2026		1.3	1.3	1.3	(2)(9)
										11.4	11.3
Neptune Bidco US Inc. and Elliott Metron Co-Investor Aggregator L.P. (13)	Provider of audience insights, data and analytics to entertainment industry	First lien senior secured revolving loan				10/2022	10/2027		—	—	—	(2)(11)
		First lien senior secured notes	9.29%			11/2022	04/2029		52.8	52.0	52.9	(2)(16)
		First lien senior secured loan	8.76%	SOFR (Q)	5.00%	01/2026	02/2033		50.0	50.0	47.6	(2)(16)
		Limited partnership interests				10/2022		4,040,000		4.1	7.4	(2)
										106.1	107.9
Nest Topco Borrower Inc., KKR Nest Co-Invest L.P., and NBLY 2021-1	Operator of multiple franchise concepts primarily related to home maintenance or repairs	Limited partner interest				09/2021		9,725,000		9.7	13.0	(2)
Priority Waste Holdings LLC, Priority Waste Holdings Indiana LLC and Priority Waste Super Holdings, LLC	Solid waste services provider	First lien senior secured loan	11.66%	SOFR (Q)	8.00%	08/2023	08/2029		35.0	34.7	32.2	(2)(9)

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of March 31, 2026
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured loan	11.66%	SOFR (Q)	8.00%	06/2024	08/2029		11.2	10.6	10.3	(2)(9)
		First lien senior secured loan	14.66% PIK	SOFR (M)	11.00%	12/2025	08/2029		2.8	2.8	2.5	(2)(9)
		Warrant to purchase units of Class A common units				08/2023	08/2036	38,235		0.6	—	(2)
		Warrant to purchase units of Class A common units				06/2024	06/2036	6,400		0.9	—	(2)
										49.6	45.0
Pritchard Industries, LLC and LJ Pritchard TopCo Holdings, LLC	Provider of janitorial and facilities management services	First lien senior secured loan	9.60%	SOFR (Q)	5.75%	10/2021	10/2027		66.1	66.1	60.8	(2)(9)
		First lien senior secured loan	9.85%	SOFR (Q)	6.00%	11/2023	10/2027		18.8	18.8	17.5	(2)(9)
		Class A units				10/2021		8,749,201		9.0	5.3	(2)
										93.9	83.6
PS Operating Company LLC and PS Op Holdings LLC (5)	Specialty distributor and solutions provider to the swine and poultry markets	First lien senior secured revolving loan				12/2021	12/2026		6.0	4.6	1.1	(2)(8)
		First lien senior secured loan				12/2021	12/2026		19.6	15.5	3.3	(2)(8)
		Common units				12/2021		279,200		7.4	—	(2)
										27.5	4.4
PSC Parent, Inc. (13)	Provider of operational services for US petrochemical and refining companies	First lien senior secured revolving loan	8.92%	SOFR (Q)	5.25%	04/2024	04/2030		2.7	2.7	2.7	(2)(9)(12)
		First lien senior secured loan	8.91%	SOFR (Q)	5.25%	04/2024	04/2031		58.8	58.8	58.8	(2)(9)
										61.5	61.5
R2 Acquisition Corp.	Marketing services	Common stock				05/2007		250,000		0.2	0.4	(2)
RE Community Holdings GP, LLC and RE Community Holdings, LP	Operator of municipal recycling facilities	Limited partnership interest				03/2011		2.49%		—	—	(2)
		Limited partnership interest				03/2011		2.86%		—	—	(2)
										—	—
Registrar Intermediate, LLC and PSP Registrar Co-Investment Fund, L.P. (13)	Provider of FDA registration and consulting services	First lien senior secured revolving loan	8.68%	SOFR (Q)	5.00%	08/2021	08/2029		4.6	4.6	4.5	(2)(9)
		First lien senior secured loan	8.67%	SOFR (Q)	5.00%	08/2021	08/2029		3.5	3.5	3.5	(2)(9)
		First lien senior secured loan	8.68%	SOFR (Q)	5.00%	03/2025	08/2029		7.6	7.6	7.5	(2)(9)
		Limited partner interests				08/2021		1.08%		2.7	2.4	(2)
										18.4	17.9
Research Now Group, LLC and Dynata, LLC and New Insight Holdings, Inc.	Provider of outsourced data collection to the market research industry	Common units				07/2024		49		—	—	(2)
		Warrants to purchase shares of common stock				07/2024	07/2028	142		—	—	(2)
										—	—
Rocket Buyer, LLC (13)	Provider of security systems to enterprises	First lien senior secured revolving loan	8.16%	SOFR (Q)	4.50%	02/2026	02/2033		1.1	1.1	1.1	(2)(9)

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of March 31, 2026
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured loan	8.15%	SOFR (Q)	4.50%	02/2026	02/2033		15.3	15.3	15.1	(2)(9)
										16.4	16.2
Rodeo AcquisitionCo LLC (13)	Provider of food inspection and recovery services	First lien senior secured revolving loan	8.45%	SOFR (Q)	4.75%	07/2021	07/2029		0.1	0.1	0.1	(2)(9)
		First lien senior secured loan	8.45%	SOFR (Q)	4.75%	07/2021	07/2029		26.5	26.5	26.5	(2)(9)
		First lien senior secured loan	8.42%	SOFR (Q)	4.75%	10/2025	07/2029		3.8	3.8	3.8	(2)(9)
										30.4	30.4
Saturn Purchaser Corp. (13)	Private aviation management company	First lien senior secured loan	8.52%	SOFR (Q)	4.75%	07/2023	07/2030		1.7	1.7	1.7	(2)(9)
SGM Acquisition Sub, LLC and Schill Holdings, LP (13)	Provider of landscape design and planning, and snow removal services	First lien senior secured revolving loan	8.42%	SOFR (M)	4.75%	12/2025	12/2031		1.0	1.0	1.0	(2)(9)
		First lien senior secured loan	8.42%	SOFR (M)	4.75%	12/2025	12/2031		26.1	26.1	25.9	(2)(9)
		Common units				12/2025		1,492,000		1.5	1.5
										28.6	28.4
Startec Equity, LLC (5)	Communication services	Member interest				04/2010		190,581		—	—
SV Newco 2, Inc. and Site 2020 Incorporated (13)	Provider of outsourced traffic control safety services	First lien senior secured revolving loan	11.50%	Base Rate (Q)	4.75%	05/2024	06/2031		0.4	0.4	0.4	(2)(6)(9)(12)
		First lien senior secured loan	8.45%	SOFR (Q)	4.75%	05/2024	06/2031		14.5	14.5	14.5	(2)(6)(9)
		First lien senior secured loan	8.45%	SOFR (Q)	4.75%	09/2025	06/2031		1.5	1.5	1.5	(2)(6)(9)
										16.4	16.4
Systems Planning and Analysis, Inc. (13)	Provider of systems engineering and technical assistance to the US DoD	First lien senior secured revolving loan				05/2022	08/2027		—	—	—	(2)(11)
		First lien senior secured loan	8.45%	SOFR (Q)	4.75%	05/2022	08/2027		1.0	1.0	1.0	(2)(9)
										1.0	1.0
Talon Buyer Inc. and Talon Holdings SCSP (13)	Provider of fire safety and life safety services	First lien senior secured loan	7.92%	SOFR (Q)	4.25%	07/2025	07/2032		18.4	18.4	18.2	(2)(9)
		Class A units				07/2025		6,445,000		6.4	7.5	(2)(6)
										24.8	25.7
Thermostat Purchaser III, Inc. (13)	Provider of commercial HVAC equipment maintenance and repair services	First lien senior secured revolving loan				08/2021	08/2028		—	—	—	(2)(11)
		Second lien senior secured loan	11.07%	SOFR (Q)	7.25%	08/2021	08/2029		23.0	23.0	22.5	(2)(9)
										23.0	22.5
TSS Buyer, LLC (13)	Provider of outsourced testing, inspection, certification, and compliance services to healthcare and life sciences end markets	First lien senior secured loan	8.69%	SOFR (Q)	5.00%	07/2023	06/2029		2.5	2.5	2.6	(2)(9)
		First lien senior secured loan	8.70%	SOFR (Q)	5.00%	03/2026	06/2029		0.1	0.1	0.1	(2)(9)
										2.6	2.7
TVG-MGT Upper Intermediate Holdings, LLC	Management consulting firm servicing education, technology and public sectors	Senior subordinated loan	14.00% PIK			08/2025	08/2031		27.0	27.0	26.1	(2)
		Class A common units				08/2025		2,712		4.1	3.6	(2)

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of March 31, 2026
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
										31.1	29.7
Unifi Aviation North America LLC and Unifi Aviation Canada, Inc. (13)	Provider of outsourced security guard services, outsourced facilities management and outsourced aviation services	First lien senior secured loan	8.82%	SOFR (Q)	5.00%	04/2024	09/2028		38.3	38.3	38.3	(2)(6)(9)
		First lien senior secured loan	9.07%	SOFR (Q)	5.25%	04/2024	09/2028		10.3	10.3	10.3	(2)(6)(9)
		First lien senior secured loan	9.07%	SOFR (Q)	5.25%	01/2026	09/2028		5.3	5.3	5.3	(2)(6)(9)
										53.9	53.9
Unity Purchaser, LLC and Unity Ultimate Holdings, LP (13)	Provider of specialty mechanical services for critical HVAC, plumbing, and related systems	First lien senior secured loan	8.45%	SOFR (Q)	4.75%	01/2025	01/2031		12.6	12.6	12.6	(2)(9)
		Class A-1 units				01/2025		2,068,000		2.1	2.1	(2)
										14.7	14.7
UP Intermediate II LLC and UPBW Blocker LLC (13)	Provider of essential mechanical, electrical and plumbing services to commercial customers	First lien senior secured revolving loan				03/2024	03/2031		—	—	—	(2)(11)
		First lien senior secured loan	8.20%	SOFR (Q)	4.50%	03/2024	03/2032		4.7	4.7	4.7	(2)(9)
		Senior preferred units	15.00% PIK			07/2025		10,340		1.1	1.1	(2)
		Common units				03/2024		60,470		6.0	7.4	(2)
		Common units				09/2024		3,918		0.3	0.5	(2)
										12.1	13.7
Valcourt Holdings II, LLC and Jobs Holdings, Inc.	Provider of window cleaning and building facade maintenance and restoration services	First lien senior secured loan	8.81%	SOFR (Q)	5.00%	11/2023	11/2029		58.6	58.6	58.6	(2)(9)
Visual Edge Technology, Inc., VEIT, LLC, and VEIT Topco, LLC (5)(13)	Provider of outsourced office solutions with a focus on printer and copier equipment and other parts and supplies	First lien senior secured revolving loan	8.82%	SOFR (Q)	5.00%	12/2025	01/2029		1.5	1.5	1.5	(2)(9)
		First lien senior secured loan	15.85% PIK	SOFR (Q)	12.00%	07/2023	01/2029		7.8	7.7	7.8	(2)(9)
		First lien senior secured loan	10.85% (3.50% PIK)	SOFR (Q)	7.00%	07/2023	01/2029		34.4	33.9	34.4	(2)(9)
		First lien senior secured loan	8.85%	SOFR (Q)	5.00%	12/2025	01/2029		2.5	2.5	2.5	(2)(9)
		First lien senior secured loan	15.85% PIK	SOFR (Q)	12.00%	12/2025	01/2029		9.9	9.9	9.9	(2)(9)
		Common units				12/2025		947,000		17.5	14.4	(2)
										73.0	70.5
VRC Companies, LLC (13)	Provider of records and information management services	Senior subordinated loan	12.00% (2.00% PIK)			05/2022	06/2028		5.3	5.4	5.3	(2)
W.S. Connelly & Co., LLC and WSC Ultimate Holdings, LLC (13)	Provider of agronomics products for landscapers, contractors and golf course end users	First lien senior secured revolving loan	7.70%	SOFR (Q)	4.00%	05/2024	05/2030		—	—	—	(2)(9)(12)
		First lien senior secured loan	8.70%	SOFR (Q)	5.00%	05/2024	05/2030		17.1	17.1	17.1	(2)(9)
		First lien senior secured loan	8.70%	SOFR (Q)	5.00%	04/2025	05/2030		6.4	6.4	6.4	(2)(9)
		Class A preferred units	10.00% PIK			05/2024		9,260		1.1	1.1

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of March 31, 2026
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		Class A common units				05/2024		862		—	0.4
										24.6	25.0
XIFIN, Inc. and ACP Charger Co-Invest LLC	Revenue cycle management provider to labs	Class A units				02/2020		180,000		1.8	4.5	(2)
		Class B units				12/2021		46,363		0.9	2.2	(2)
										2.7	6.7
Zinc Buyer Corporation and Marmic Fire & Safety Co., Inc. (13)	Provider of recurring fire protection services	First lien senior secured revolving loan				07/2024	07/2031		—	—	—	(2)(11)
		First lien senior secured loan	8.45%	SOFR (Q)	4.75%	07/2024	07/2031		13.4	13.4	13.4	(2)(9)
										13.4	13.4

										2,850.6	2,797.4		19.89%
Consumer Services
Aimbridge Topco, LLC	Hotel operator	Common units				03/2025		56,310		3.3	3.0	(2)
American Residential Services L.L.C. and Aragorn Parent Holdings LP	Heating, ventilation and air conditioning services provider	Series A preferred units	10.00% PIK			10/2020		2,531,500		3.7	7.1	(2)
AP Rainbow Co-Invest L.P.	Operator of fitness centers	Common units				03/2026		7,321,000		7.4	7.3	(2)(6)
Apex Service Partners, LLC and Apex Service Partners Holdings, LLC (13)	Provider of residential HVAC, plumbing, and electrical maintenance and repair services	First lien senior secured revolving loan	8.69%	SOFR (Q)	5.00%	10/2023	10/2029		4.0	4.0	4.0	(2)(9)(12)
		First lien senior secured loan	8.68%	SOFR (Q)	5.00%	09/2024	10/2030		199.4	199.2	199.4	(2)(9)
		Series B common units				10/2023		262,165		7.2	12.0
										210.4	215.4
Belfor Holdings, Inc. (13)	Disaster recovery services provider	First lien senior secured revolving loan				04/2019	11/2028		—	—	—	(2)(11)
		First lien senior secured revolving loan				11/2023	11/2028		—	—	—	(2)(11)
										—	—
Birdie Bidco, Inc. (13)	Golf club owner and operator	First lien senior secured loan	10.40% (2.25% PIK)	SOFR (Q)	4.75%	11/2025	11/2032		1.4	1.4	1.4	(2)(9)
		First lien senior secured loan	8.45% (2.25% PIK)	SOFR (Q)	4.75%	11/2025	11/2032		19.9	19.9	19.7	(2)(9)
										21.3	21.1
Calera XXVIII, LLC (14)	Platform of residential floor coating and vinyl fence installers	Common units				12/2025		5,420,161		5.4	5.7	(2)(6)
Clarion Home Services Group, LLC and LBC Breeze Holdings LLC (13)	Provider of HVAC and plumbing services to residential and commercial customers	First lien senior secured revolving loan	9.78%	SOFR (Q)	6.00%	12/2021	12/2027		1.0	1.0	0.8	(2)(9)
		First lien senior secured revolving loan	11.75%	Base Rate (Q)	5.00%	12/2021	12/2027		0.1	0.1	0.1	(2)(9)
		First lien senior secured loan	11.76% (6.00% PIK)	SOFR (Q)	8.00%	12/2021	12/2027		3.5	3.5	3.0	(2)(9)
		First lien senior secured loan	12.04% (6.25% PIK)	SOFR (Q)	8.25%	03/2023	12/2027		6.9	6.9	5.8	(2)(9)
		Class A units				12/2021		4,296		4.3	—
										15.8	9.7

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of March 31, 2026
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
ClubCorp Holdings, Inc. (13)	A manager of golf & country clubs throughout the United States	First lien senior secured loan	8.42%	SOFR (M)	4.75%	07/2025	07/2032		40.5	40.5	40.5	(2)(9)
CMG HoldCo, LLC and CMG Buyer Holdings, Inc. (13)	Provider of commercial HVAC equipment maintenance and repair services	First lien senior secured revolving loan	8.10%	SOFR (Q)	4.50%	05/2022	11/2030		4.3	4.3	4.3	(2)(9)
		First lien senior secured loan	8.45%	SOFR (S)	4.75%	05/2022	11/2030		21.0	21.0	20.8	(2)(9)
		First lien senior secured loan	8.44%	SOFR (S)	4.75%	11/2023	11/2030		2.8	2.8	2.8	(2)(9)
		Common stock				05/2022		302		3.1	5.1	(2)
										31.2	33.0
CST Holding Company (13)	Provider of ignition interlock devices	First lien senior secured revolving loan	8.86%	SOFR (Q)	5.00%	11/2022	11/2028		0.6	0.6	0.6	(2)(9)
		First lien senior secured loan	8.77%	SOFR (M)	5.00%	11/2022	11/2028		11.4	11.4	11.4	(2)(9)
		First lien senior secured loan	8.77%	SOFR (M)	5.00%	07/2024	11/2028		0.1	0.1	0.1	(2)(9)
										12.1	12.1
Davidson Hotel Company LLC (13)	Provider of hotel operations solutions and advisory services	First lien senior secured loan	8.67%	SOFR (M)	5.00%	10/2024	10/2031		8.5	8.5	8.5	(2)(9)
Equinox Holdings, Inc.	Operator of luxury, full-service health fitness clubs	First lien senior secured loan	10.95%	SOFR (Q)	7.25%	03/2024	03/2029		46.5	45.9	46.5	(2)(9)
		Second lien senior secured loan	16.00% PIK			03/2024	06/2027		4.8	4.7	4.8	(2)
										50.6	51.3
Essential Services Holding Corporation and OMERS Mahomes Investment Holdings LLC (13)	Provider of plumbing and HVAC services	First lien senior secured revolving loan	8.66%	SOFR (Q)	5.00%	06/2024	06/2030		7.8	7.8	7.5	(2)(9)(12)
		First lien senior secured loan	9.17% (2.75% PIK)	SOFR (Q)	5.50%	06/2024	06/2031		151.5	151.5	145.4	(2)(9)
		Preferred units	15.00% PIK			07/2023		685		9.6	9.6	(2)
		Class A units				11/2020		6,447		22.9	25.9	(2)
										191.8	188.4
Eternal Aus Bidco Pty Ltd (13)	Operator of cemetery, crematoria and funeral services	First lien senior secured loan	9.04%	BBSY (Q)	5.00%	11/2023	10/2029		3.9	3.7	3.9	(2)(6)(9)
Excel Fitness Consolidator LLC, Health Buyer LLC and Excel Fitness Holdings, Inc. (13)	Fitness facility operator	First lien senior secured revolving loan	8.42%	SOFR (M)	4.75%	11/2025	04/2030		0.9	0.9	0.9	(2)(9)
		First lien senior secured loan	8.45%	SOFR (Q)	4.75%	05/2024	04/2030		5.4	5.3	5.4	(2)(9)
										6.2	6.3
Fitness Ventures Holdings, Inc. and Meaningful Partners Fitness Ventures Co-Investment LP (4)(13)	Crunch Fitness franchisee	First lien senior secured revolving loan	7.68%	SOFR (M)	4.00%	08/2024	08/2030		2.3	2.3	2.3	(2)(9)(12)
		First lien senior secured loan	8.68%	SOFR (M)	5.00%	08/2024	08/2031		10.5	10.5	10.5	(2)(9)
		Common units				07/2024		11,957,000		12.0	14.3	(2)
										24.8	27.1
Flinn Scientific, Inc. and WCI-Quantum Holdings, Inc. (13)	Distributor of instructional products, services and resources	First lien senior secured revolving loan	9.28%	SOFR (M)	5.50%	08/2018	04/2027		9.9	9.9	9.8	(2)(9)(12)

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of March 31, 2026
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured loan	9.43%	SOFR (Q)	5.50%	07/2017	04/2027		28.6	28.6	28.4	(2)(9)
		First lien senior secured loan	9.43%	SOFR (Q)	5.50%	08/2018	04/2027		1.1	1.1	1.1	(2)(9)
		First lien senior secured loan	9.43%	SOFR (Q)	5.50%	06/2024	04/2027		7.4	7.4	7.3	(2)(9)
		First lien senior secured loan	9.43%	SOFR (Q)	5.50%	05/2025	04/2027		5.0	5.0	4.9	(2)(9)
		Series A preferred stock				10/2014		1,272		0.7	0.7	(2)
										52.7	52.2
Flint OpCo, LLC (13)	Provider of residential HVAC and plumbing services	First lien senior secured loan	8.42%	SOFR (Q)	4.75%	08/2023	08/2030		6.9	6.9	6.9	(2)(9)
		First lien senior secured loan	8.42%	SOFR (M)	4.75%	05/2024	08/2030		4.0	4.0	4.0	(2)(9)
										10.9	10.9
GS SEER Group Borrower LLC and GS SEER Group Holdings LLC (13)	Provider of commercial and residential HVAC, electrical, and plumbing services	First lien senior secured revolving loan	10.42%	SOFR (M)	6.75%	04/2023	04/2029		1.3	1.3	1.2	(2)(9)(12)
		First lien senior secured loan	10.45%	SOFR (Q)	6.75%	04/2023	04/2030		24.2	24.2	22.5	(2)(9)
		Class A common units				04/2023		4,424		4.4	1.4	(2)
										29.9	25.1
Helios Service Partners, LLC and Astra Service Partners, LLC (13)	Critical HVAC, refrigeration, and plumbing services for commercial businesses	First lien senior secured loan	8.20%	SOFR (Q)	4.50%	11/2025	11/2032		46.3	46.3	45.9	(2)(9)
IFH Franchisee Holdings, LLC (13)	Operator of fitness centers	First lien senior secured revolving loan	7.66%	SOFR (Q)	4.00%	12/2024	12/2029		4.3	4.3	4.3	(2)(9)
		First lien senior secured loan	9.16%	SOFR (Q)	5.50%	12/2024	12/2029		54.6	54.6	54.6	(2)(9)
										58.9	58.9
Infinity Home Services Holdco, Inc., D'Angelo & Sons Construction Limited and IHS Parent Holdings, L.P. (13)	Provider of residential roofing and exterior repair and replacement services	First lien senior secured revolving loan	11.75%	Base Rate (Q)	5.00%	12/2022	12/2028		1.3	1.3	1.3	(2)(6)(9)(12)
		First lien senior secured revolving loan	7.33%	CORRA (Q)	5.00%	11/2023	12/2028		0.4	0.4	0.4	(2)(6)(9)(12)
		First lien senior secured loan	9.70%	SOFR (Q)	6.00%	12/2022	12/2028		14.5	14.5	14.5	(2)(6)(9)
		First lien senior secured loan	9.70%	SOFR (Q)	6.00%	11/2023	12/2028		6.3	6.3	6.3	(2)(6)(9)
		First lien senior secured loan	8.33%	CORRA (Q)	6.00%	11/2023	12/2028		0.9	0.9	1.3	(2)(6)(9)
		First lien senior secured loan	9.20%	SOFR (Q)	5.50%	10/2024	12/2028		5.5	5.5	5.5	(2)(6)(9)
		Class A units				12/2022		9,524,000		9.5	10.3	(2)(6)
										38.4	39.6
Leviathan Intermediate Holdco, LLC and Leviathan Holdings, L.P. (13)	Franchising platform offering adolescent development programs	First lien senior secured loan	9.70%	SOFR (Q)	6.00%	12/2022	12/2027		29.9	29.9	29.9	(2)(9)
		First lien senior secured loan	9.70%	SOFR (Q)	6.00%	01/2025	12/2027		1.4	1.4	1.4	(2)(9)
		Limited partnership interests				12/2022		2,149,690		2.1	2.9
										33.4	34.2
See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of March 31, 2026
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
LHS Borrower, LLC, LH Equity Investors, L.P., Leaf Home, LLC and GC Fund IV Blocker LLC (13)	A direct-to-consumer home solutions and residential improvements platform	First lien senior secured revolving loan	8.92%	SOFR (M)	5.25%	09/2025	09/2031		2.7	2.7	2.7	(2)(9)
		First lien senior secured loan	8.92%	SOFR (M)	5.25%	09/2025	09/2031		172.0	172.0	168.6	(2)(9)
		Limited partnership units				09/2025		64,787		67.3	71.5	(2)
										242.0	242.8
ME Equity LLC	Franchisor in the massage industry	Common stock				09/2012		3,000,000		3.0	5.2	(2)
Modigent, LLC and OMERS PMC Investment Holdings LLC (13)	Provider of commercial HVAC services	First lien senior secured revolving loan	8.68%	SOFR (M)	5.00%	08/2022	08/2027		2.2	2.2	2.2	(2)(9)
		First lien senior secured loan	8.70%	SOFR (Q)	5.00%	08/2022	08/2028		12.2	12.2	12.2	(2)(9)
		First lien senior secured loan	8.70%	SOFR (Q)	5.00%	09/2023	08/2028		6.2	6.2	6.2	(2)(9)
		Preferred units	14.00% PIK			05/2025		82		1.0	1.0	(2)
		Class A units				08/2022		1,001		9.7	11.2	(2)
										31.3	32.8
Mustang Prospects Purchaser, LLC, Senske Acquisition, Inc., and Mustang Prospects Holdco, LLC (13)	Provider of lawn care, tree care and pest control services	First lien senior secured revolving loan				06/2024	06/2031		—	—	—	(2)(11)
		First lien senior secured loan	8.94%	SOFR (Q)	5.25%	06/2024	06/2031		23.4	23.4	23.4	(2)(9)
		First lien senior secured loan	8.67%	SOFR (M)	5.00%	06/2024	06/2031		4.5	4.5	4.5	(2)(9)
		First lien senior secured loan	8.70%	SOFR (Q)	5.00%	08/2025	06/2031		2.0	2.0	2.0	(2)(9)
		First lien senior secured loan	8.95%	SOFR (Q)	5.25%	03/2026	06/2031		0.9	0.9	0.9	(2)(9)
		Class A preferred units				09/2024		678		0.7	0.7
		Class B common units				09/2024		677,504		0.3	0.3
										31.8	31.8
North Haven Fairway Buyer, LLC and Fairway Lawns, LLC (13)	Provider of lawncare services	First lien senior secured revolving loan	8.68%	SOFR (Q)	5.00%	12/2022	05/2028		4.0	4.0	4.0	(2)(9)
		First lien senior secured loan	8.69%	SOFR (Q)	5.00%	12/2022	05/2028		17.5	17.4	17.5	(2)(9)
		First lien senior secured loan	8.67%	SOFR (Q)	5.00%	06/2024	05/2028		6.1	6.1	6.1	(2)(9)
		First lien senior secured loan	8.66%	SOFR (Q)	5.00%	02/2025	05/2028		10.0	10.0	10.0	(2)(9)
										37.5	37.6
Northwinds Holding, Inc. and Northwinds Services Group LLC (13)	Provider of HVAC and plumbing services	First lien senior secured loan	9.06%	SOFR (Q)	5.25%	05/2023	05/2029		26.7	26.7	26.7	(2)(9)
		First lien senior secured loan	9.08%	SOFR (Q)	5.25%	08/2024	05/2029		6.1	6.1	6.1	(2)(9)
		First lien senior secured loan	9.08%	SOFR (Q)	5.25%	06/2025	05/2029		2.1	2.1	2.1	(2)(9)
		Common units				05/2023		2,911,607		4.0	4.2	(2)
										38.9	39.1
OTG Concessions Management, LLC and Octa Parent Holdings, LLC	Airport restaurant operator	Second lien notes	10.00% PIK			02/2024	02/2031		9.7	9.7	8.7	(2)
		Participation rights				02/2024	02/2054	1		—	—	(2)
										9.7	8.7

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of March 31, 2026
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
PestCo Holdings, LLC and PestCo, LLC (13)	Provider of pest control services to the residential and commercial markets	First lien senior secured loan	8.42%	SOFR (Q)	4.75%	08/2025	08/2030		20.0	19.9	20.0	(2)(9)
		Class A units				01/2023		139		1.9	3.2
										21.8	23.2
Pinnacle MEP Intermediate Holdco LLC and BPCP Pinnacle Holdings, Inc. (13)	Provider of commercial and residential HVAC, electrical & plumbing services	First lien senior secured revolving loan	10.44% (1.50% PIK)	SOFR (Q)	6.75%	10/2024	10/2030		0.7	0.7	0.7	(2)(9)
		First lien senior secured loan	10.45% (1.50% PIK)	SOFR (Q)	6.75%	10/2024	10/2030		6.6	6.6	6.1	(2)(9)
		Preferred units				01/2026	01/2028	84		0.1	0.1	(2)
		Common stock				10/2024		667		0.7	—	(2)
										8.1	6.9
Premiere Buyer, LLC (13)	Third-party residential property manager for multi-family residential properties in the United States	First lien senior secured loan	8.20%	SOFR (Q)	4.50%	05/2024	05/2031		5.5	5.5	5.5	(2)(9)
		First lien senior secured loan	8.20%	SOFR (Q)	4.50%	04/2025	05/2031		1.0	1.0	1.0	(2)(9)
										6.5	6.5
Pyramid-BMC IntermediateCo I, LLC and Pyramid Investors, LLC (13)	Hotel operator	First lien senior secured loan	8.92%	SOFR (Q)	5.25%	01/2023	01/2028		7.3	7.3	7.3	(2)(9)
		First lien senior secured loan	8.92%	SOFR (Q)	5.25%	10/2024	01/2028		2.6	2.6	2.6	(2)(9)
		Preferred membership units	8.00% PIK			07/2016		996,833		1.3	3.3
										11.2	13.2
Quick Quack Car Wash Holdings, LLC and KKR Game Changer Co-Invest Feeder II L.P. (13)	Car wash operator	First lien senior secured loan	8.67%	SOFR (M)	5.00%	05/2024	06/2031		5.6	5.6	5.6	(2)(9)
		First lien senior secured loan	8.67%	SOFR (M)	5.00%	06/2025	06/2031		8.5	8.5	8.5	(2)(9)
		Limited partnership interest				06/2024		11,184,000		11.2	13.4	(2)
										25.3	27.5
Radiant Intermediate Holding, LLC	Provider of HVAC, plumbing and electrical services	First lien senior secured loan	9.52%	SOFR (Q)	5.75%	04/2023	11/2026		2.1	2.1	2.0	(2)(9)
Redwood Services LP (13)	Provider of residential HVAC and plumbing services	First lien senior secured revolving loan				06/2025	06/2032		—	—	—	(2)(11)
		First lien senior secured loan	7.95%	SOFR (Q)	4.25%	06/2025	06/2032		29.5	29.5	29.5	(2)(9)
										29.5	29.5
Saber Parent Holdings Corp. and MSHC, Inc. (13)	Provider of aftermarket maintenance, repair, and replacement services for commercial HVAC equipments	First lien senior secured revolving loan	10.25%	Base Rate (Q)	3.50%	12/2025	12/2032		1.1	1.1	1.1	(2)
		First lien senior secured loan	8.42% (2.25% PIK)	SOFR (Q)	4.75%	12/2025	12/2032		22.9	22.9	22.7	(2)
										24.0	23.8

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of March 31, 2026
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Safe Home Security, Inc., Security Systems Inc., Safe Home Monitoring, Inc., National Protective Services, Inc., Bright Integrations LLC and Medguard Alert, Inc.	Provider of safety systems for business and residential customers	First lien senior secured loan	9.78% (1.00% PIK)	SOFR (Q)	6.00%	08/2020	12/2026		25.0	25.0	24.5	(2)(9)
SGP Shaka HoldCo, LLC and SGP Shaka JV, LLC (13)	Surf park operator	First lien senior secured loan	9.92%	SOFR (Q)	6.25%	01/2026	01/2031		5.9	5.9	5.7	(2)(9)
		Series A preferred units	13.25% PIK			01/2026		7,308		7.5	7.3
		Warrant to purchase common units				01/2026	01/2036	913,500		—	—
										13.4	13.0
Taymax Group, L.P., Taymax Group G.P., LLC, PF Salem Canada ULC and TCP Fit Parent, L.P. (13)	Planet Fitness franchisee	First lien senior secured loan	8.85%	SOFR (M)	5.08%	03/2020	08/2027		1.3	1.3	1.3	(2)(9)
		First lien senior secured loan	9.27%	SOFR (M)	5.50%	01/2024	08/2027		0.4	0.4	0.4	(2)(9)
		First lien senior secured loan	8.52%	SOFR (M)	4.75%	11/2025	07/2027		4.1	4.1	4.1	(2)(9)
		Class A units				07/2018		37,020		3.8	9.8
										9.6	15.6
The Arcticom Group, LLC and AMCP Mechanical Holdings, LP (13)	Refrigeration, heating, ventilation and air conditioning services provider	First lien senior secured revolving loan	11.67% (4.50% PIK)	SOFR (M)	8.00%	12/2021	12/2027		12.8	12.8	12.6	(2)(9)
		First lien senior secured loan	11.67% (4.50% PIK)	SOFR (M)	8.00%	12/2021	12/2027		0.2	0.2	0.2	(2)(9)
		First lien senior secured loan	11.67% (4.50% PIK)	SOFR (M)	8.00%	08/2022	12/2027		0.2	0.2	0.2	(2)(9)
		First lien senior secured loan	11.67% (4.50% PIK)	SOFR (M)	8.00%	04/2023	12/2027		1.7	1.7	1.7	(2)(9)
		First lien senior secured loan	11.67% (4.50% PIK)	SOFR (M)	8.00%	10/2023	12/2027		5.6	5.6	5.5	(2)(9)
		First lien senior secured loan	11.67% (4.50% PIK)	SOFR (M)	8.00%	08/2024	12/2027		11.2	11.2	11.0	(2)(9)
		Preferred units				01/2026		544,260		0.5	0.6
		Class A units				12/2021		8,493,698		8.5	6.6
		Class C units				03/2023		333,510		—	—
										40.7	38.4
TopGolf International, LLC and TopGolf Topco, LLC (13)	Golf focused entertainment complex	First lien senior secured loan	8.16%	SOFR (Q)	4.50%	01/2026	01/2033		57.7	57.7	57.1	(2)(9)
		Common units				01/2026		184,355		18.4	17.1
										76.1	74.2
Triple JJJ Lube, Corp. and TCC Buyer Holdco, LLC (5)(13)	Automotive repair services retailer	First lien senior secured revolving loan	9.67%	SOFR (Q)	6.00%	01/2026	01/2032		0.2	0.2	0.2	(2)(9)
		First lien senior secured loan	9.67%	SOFR (Q)	6.00%	01/2026	01/2032		34.4	34.4	34.4	(2)(9)
		Class A convertible preferred units				01/2026		32,086		32.1	32.1	(2)
										66.7	66.7
Triwizard Holdings, Inc. and Triwizard Parent, LP (13)	Parking management and hospitality services provider	First lien senior secured revolving loan	8.66%	SOFR (Q)	5.00%	06/2023	06/2029		4.0	4.0	4.0	(2)(9)(12)

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of March 31, 2026
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		Class A-2 common units				06/2023		30,000		3.0	5.4	(2)
										7.0	9.4
TSWT Acquisition, Inc. and TSWT Holdings, LLC (13)	Provider of residential home services specializing in HVAC, electrical and plumbing services	First lien senior secured revolving loan	8.68%	SOFR (M)	5.00%	11/2025	11/2031		0.7	0.7	0.7	(2)(9)
		First lien senior secured loan	8.67%	SOFR (M)	5.00%	11/2025	11/2031		16.2	16.2	16.1	(2)(9)
		Class A units				11/2025		42		0.9	1.0	(2)
										17.8	17.8
Vertex Service Partners, LLC and Vertex Service Partners Holdings, LLC (13)	Provider of residential roofing repair & replacement	First lien senior secured revolving loan	9.70%	SOFR (Q)	6.00%	11/2023	11/2030		1.2	1.2	1.1	(2)(9)
		First lien senior secured loan	9.70% (5.50% PIK)	SOFR (Q)	6.00%	11/2023	11/2030		15.4	15.4	14.0	(2)(9)
		First lien senior secured loan	9.70% (4.14% PIK)	SOFR (Q)	6.00%	10/2024	11/2030		3.0	3.0	2.7	(2)(9)
		Class B common units				11/2023		212		0.2	0.2
										19.8	18.0
Vista Higher Learning, LLC	Developer of print and digital language learning solutions for K–12 and higher education institutions	First lien senior secured loan	8.42%	SOFR (Q)	4.75%	09/2025	09/2031		32.9	32.9	32.2	(2)(9)
YE Brands Holdings, LLC (13)	Sports camp operator	First lien senior secured loan	8.45%	SOFR (Q)	4.75%	10/2021	10/2027		0.1	0.1	0.1	(2)(9)
		First lien senior secured loan	8.45%	SOFR (Q)	4.75%	06/2022	10/2027		7.9	7.9	7.9	(2)(9)
		First lien senior secured loan	8.45%	SOFR (Q)	4.75%	09/2023	10/2027		3.6	3.6	3.6	(2)(9)
		First lien senior secured loan	8.45%	SOFR (Q)	4.75%	01/2024	10/2027		2.8	2.8	2.8	(2)(9)
										14.4	14.4
ZBS Mechanical Group Co-Invest Fund 2, LLC and ZBS Mechanical Group Co-Invest II Fund 2, LLC	Provider of residential HVAC and plumbing services	Membership interest				10/2021		2,771,000		1.4	7.6
		Membership interest				02/2025		264,161		0.3	1.5
										1.7	9.1

										1,755.0	1,771.1		12.59%
Insurance
15484880 Canada Inc. and 15484910 Canada Inc. (13)	Independent insurance broker	First lien senior secured loan	7.83%	CORRA (Q)	5.25%	04/2025	04/2031		33.5	32.9	33.5	(2)(6)(9)
		First lien senior secured loan	7.44%	Euribor (M)	5.25%	03/2026	04/2031		7.7	7.8	7.7	(2)(6)(9)
		Senior subordinated loan	14.00% PIK			04/2025	04/2035		15.0	14.7	15.0	(2)(6)
		Class A2 shares				04/2025		19,825,189		13.8	13.8	(2)(6)
										69.2	70.0
AQ Sunshine, Inc. (13)	Specialized insurance broker	First lien senior secured revolving loan	8.70%	SOFR (Q)	5.00%	07/2024	07/2030		1.9	1.9	1.9	(2)(9)(12)
		First lien senior secured loan	8.70%	SOFR (Q)	5.00%	07/2024	07/2031		128.7	128.7	128.7	(2)(9)
										130.6	130.6

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of March 31, 2026
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Ardonagh Midco 3 Limited, Ardonagh Group Finco Pty Limited, Ardonagh Finco LLC, Ardonagh Finco B.V., and MDCP Co-Investors (Jade I), L.P.	Insurance broker and underwriting servicer	Limited partnership interest				06/2025		17,510,000		24.1	24.3	(2)(6)
Bellwether Buyer, L.L.C. and Bellwether Topco V Buyer, Inc. (13)	Insurance program administrator	First lien senior secured revolving loan	8.18%	SOFR (M)	4.50%	04/2025	04/2032		0.8	0.8	0.8	(2)(9)(12)
Benecon Midco II LLC and Benecon Holdings, LLC (13)	Employee benefits provider for small and mid-size employers	First lien senior secured loan	8.20%	SOFR (Q)	4.50%	01/2024	01/2031		20.9	20.9	20.9	(2)(9)
		Class A units				01/2024		7,796,550		27.1	36.1
										48.0	57.0
Daylight Beta Parent LLC and CFCo, LLC (4)	Health insurance sales platform provider	First lien senior secured loan				09/2023	09/2033		15.0	11.6	1.2	(2)(8)
		First lien senior secured loan				09/2023	09/2038		20.8	0.5	—	(2)
		Class B units				09/2023		32,391,330		—	—	(2)
										12.1	1.2
Diamond Mezzanine 24 LLC	Property and casualty insurance underwriting and distribution platform	First lien senior secured revolving loan	8.17%	SOFR (M)	4.50%	10/2024	10/2030		1.0	1.0	1.0	(2)(9)
		First lien senior secured loan	8.17%	SOFR (Q)	4.50%	10/2024	10/2030		20.3	20.3	20.3	(2)(9)
										21.3	21.3
DOXA Insurance Holdings LLC and Rocket Co-Invest, SLP (13)(14)	Managing general agent insurance distribution platform	First lien senior secured revolving loan	8.20%	SOFR (Q)	4.50%	12/2023	12/2029		0.5	0.5	0.5	(2)(9)(12)
		First lien senior secured loan	8.20%	SOFR (Q)	4.50%	12/2023	12/2030		9.4	9.4	9.4	(2)(9)
		First lien senior secured loan	8.19%	SOFR (Q)	4.50%	05/2024	12/2030		8.6	8.6	8.6	(2)(9)
		Limited partnership interest				03/2024		1,348,309		1.3	1.8	(2)(6)
										19.8	20.3
Forza Insurance Holdings, LLC	Operator of insurance brands and platforms	First lien senior secured loan	9.45%	SOFR (Q)	5.75%	02/2025	02/2030		38.6	38.6	38.6	(2)(9)
Foundation Risk Partners, Corp. (13)	Full service independent insurance agency	First lien senior secured revolving loan	8.45%	SOFR (Q)	4.75%	10/2021	10/2029		5.2	5.2	5.2	(2)(9)
		First lien senior secured loan	8.45%	SOFR (Q)	4.75%	10/2021	10/2030		66.5	66.5	66.5	(2)(9)
		First lien senior secured loan	8.45%	SOFR (Q)	4.75%	04/2022	10/2030		9.2	9.2	9.2	(2)(9)
		First lien senior secured loan	8.45%	SOFR (Q)	4.75%	05/2024	10/2030		16.2	16.2	16.2	(2)(9)
										97.1	97.1
Galway Borrower LLC (13)	Insurance service provider	First lien senior secured revolving loan	8.20%	SOFR (Q)	4.50%	09/2021	09/2028		5.6	5.6	5.5	(2)(9)(12)
		First lien senior secured loan	8.20%	SOFR (Q)	4.50%	09/2021	09/2028		45.5	45.5	45.0	(2)(9)
		First lien senior secured loan	8.20%	SOFR (Q)	4.50%	01/2026	09/2028		1.3	1.3	1.2	(2)(9)
										52.4	51.7
Gestion ABS Bidco Inc. / ABS Bidco Holdings Inc. (13)	Insurance broker	First lien senior secured loan	7.31%	CORRA (Q)	5.00%	03/2024	03/2031		9.8	10.1	9.8	(2)(6)(9)
		First lien senior secured loan	7.30%	CDOR (Q)	5.00%	03/2024	03/2031		0.5	0.5	0.5	(2)(6)(9)
										10.6	10.3

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of March 31, 2026
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Higginbotham Insurance Agency, Inc., HIG Operations Holdings, Inc., and HIG Intermediate, Inc. (13)	Independent retail insurance broker	First lien senior secured loan	8.17%	SOFR (M)	4.50%	08/2023	06/2031		9.1	9.0	9.1	(2)(9)
		Series A preferred shares	10.50%			12/2024		1,000		1.0	1.0	(2)
										10.0	10.1
High Street Buyer, Inc. and High Street Holdco LLC (13)(14)	Insurance brokerage platform	First lien senior secured loan	8.20%	SOFR (Q)	4.50%	04/2021	04/2028		22.0	22.0	22.0	(2)(9)
		First lien senior secured loan	8.20%	SOFR (Q)	4.50%	08/2021	04/2028		0.1	0.1	0.1	(2)(9)
		First lien senior secured loan	8.20%	SOFR (Q)	4.50%	02/2022	04/2028		19.4	19.4	19.4	(2)(9)
		First lien senior secured loan	8.20%	SOFR (Q)	4.50%	03/2024	04/2028		4.0	4.0	4.0	(2)(9)
		Series A preferred units	10.00% PIK			04/2021		172,211,694		254.0	254.0	(2)
		Series A preferred units	10.00% PIK			12/2023		20,106,667		25.3	25.3	(2)
		Series A preferred units	10.00% PIK			04/2024		1,386,667		1.7	1.7	(2)
		Series A preferred units	10.00% PIK			07/2024		4,506,667		5.3	5.3	(2)
		Series A common units	10.00% PIK			04/2021		5,562,381		10.1	14.7	(2)
		Series C common units	10.00% PIK			04/2021		10,043,368		4.3	26.5	(2)
										346.2	373.0
Inszone Mid, LLC and INSZ Holdings, LLC (13)	Insurance brokerage firm	First lien senior secured loan	8.95%	SOFR (Q)	5.25%	12/2023	11/2029		26.6	26.6	26.6	(2)(9)
		First lien senior secured loan	8.95%	SOFR (Q)	5.25%	07/2024	11/2029		63.2	63.2	63.2	(2)(9)
		First lien senior secured loan	8.17%	SOFR (Q)	4.50%	10/2025	11/2029		4.9	4.9	4.8	(2)(9)
		Limited partnership interests				11/2022		2,146,088		1.7	4.1
		Common units				11/2023		8,473,000		8.5	16.0
										104.9	114.7
King Risk Partners, LLC (13)	Retail insurance brokerage firm	First lien senior secured loan	8.17%	SOFR (M)	4.50%	04/2025	04/2031		13.8	13.8	13.8	(2)(9)
Knight AcquireCo, LLC and Knight Holdings, LP (13)	Insurance agency and regulatory services provider	First lien senior secured loan	8.16%	SOFR (Q)	4.50%	11/2025	11/2032		25.2	25.2	25.0	(2)(9)
		Class A-1 common units				11/2025		213,806		2.1	2.1	(2)
										27.3	27.1
Koala Investment Holdings, Inc. (13)	Insurance brokerage platform	First lien senior secured loan	7.95%	SOFR (Q)	4.25%	08/2025	08/2032		24.2	24.2	23.8	(2)(9)
OakBridge Insurance Agency LLC and Maple Acquisition Holdings, LP (13)	Insurance brokerage platform	First lien senior secured revolving loan	8.42%	SOFR (M)	4.75%	11/2023	11/2029		0.3	0.3	0.3	(2)(9)
		First lien senior secured loan	8.42%	SOFR (M)	4.75%	11/2023	11/2029		10.8	10.8	10.8	(2)(9)
		First lien senior secured loan	8.67%	SOFR (M)	5.00%	06/2025	11/2029		2.9	2.9	2.9	(2)(9)
		Class A2 units				11/2023		115,928		2.3	2.7	(2)
										16.3	16.7
Patriot Growth Insurance Services, LLC (13)	National retail insurance agency	First lien senior secured loan	8.85%	SOFR (Q)	5.00%	10/2021	10/2028		15.5	15.4	15.3	(2)(9)
People Corporation (13)	Provider of group benefits, group retirement and human resources services	First lien senior secured revolving loan	7.57%	CORRA (Q)	5.00%	02/2021	02/2031		5.1	5.2	5.1	(2)(6)(9)

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of March 31, 2026
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured loan	7.57%	CORRA (Q)	5.00%	02/2021	02/2031		49.7	53.8	49.7	(2)(6)(9)
		First lien senior secured loan	7.57%	CORRA (Q)	5.00%	09/2021	02/2031		39.6	40.9	39.6	(2)(6)(9)
		First lien senior secured loan	7.57%	CORRA (Q)	5.00%	09/2023	02/2031		20.3	20.6	20.3	(2)(6)(9)
		First lien senior secured loan	7.58%	CORRA (Q)	5.00%	12/2024	02/2028		17.7	17.8	17.7	(2)(6)(9)
		First lien senior secured loan	7.59%	CORRA (A)	5.00%	03/2026	02/2031		1.7	1.7	1.7	(2)(6)(9)
										140.0	134.1
SageSure Holdings, LLC and SageSure LLC (13)	Insurance service provider	First lien senior secured loan	8.53%	SOFR (M)	4.75%	08/2024	01/2030		51.6	51.6	51.6	(2)(9)
		First lien senior secured loan	8.53%	SOFR (M)	4.75%	01/2025	01/2030		34.4	34.4	34.4	(2)(9)
		First lien senior secured loan	8.53%	SOFR (M)	4.75%	12/2025	01/2030		12.3	12.3	12.3	(2)(9)
		Series A units				05/2025		710		70.0	106.2
										168.3	204.5
SelectQuote, Inc. and SQ ABS Issuer, LLC	Direct to consumer insurance distribution platform	First lien senior secured notes	9.65%			10/2024	10/2039		1.3	1.3	1.3	(2)
		First lien senior secured notes	7.80%			10/2024	10/2039		2.0	2.0	2.0	(2)
		Warrant to purchase shares of common stock				10/2024	10/2028	179,068		—	—	(2)
										3.3	3.3
SG Acquisition, Inc. (13)	Provider of insurance solutions for car sales	First lien senior secured loan	8.40%	SOFR (Q)	4.75%	04/2024	04/2030		13.3	13.3	13.3	(2)(9)
SIG Parent Holdings, LLC (13)	Independent insurance brokerage	First lien senior secured loan	8.42%	SOFR (M)	4.75%	08/2024	08/2031		19.0	19.0	19.0	(2)(9)
Slaine Holdings LLC (13)	Holding company of insurance service providers	Senior subordinated loan	10.17%	SOFR (M)	6.50%	05/2025	05/2030		49.2	49.2	49.2	(2)(9)
THG Acquisition, LLC (13)	Multi-line insurance broker	First lien senior secured revolving loan	8.42%	SOFR (M)	4.75%	10/2024	10/2031		5.3	5.3	5.3	(2)(9)(12)
		First lien senior secured loan	8.42%	SOFR (M)	4.75%	10/2024	10/2031		26.1	26.1	26.1	(2)(9)
										31.4	31.4
Truist Insurance Holdings, LLC and McGriff Insurance Services, LLC (13)	Insurance brokerage firm	First lien senior secured revolving loan	6.93%	SOFR (Q)	3.25%	05/2024	05/2029		0.1	0.1	0.1	(2)
		First lien senior secured revolving loan	6.67%	SOFR (Q)	3.00%	05/2024	05/2029		2.5	2.5	2.5	(2)
		First lien senior secured loan	6.45%	SOFR (Q)	2.75%	03/2024	05/2031		0.1	0.1	0.1	(2)(16)
										2.7	2.7
World Insurance Associates, LLC and World Associates Holdings, LLC (13)	Insurance service provider	First lien senior secured loan	8.70%	SOFR (Q)	5.00%	10/2023	04/2030		11.5	11.4	11.4	(2)(9)

										1,521.3	1,586.6		11.28%
Capital Goods
AeriTek Global US Acquisition Inc., AeriTek Global Holdings LLC, and Minus Forty QBD Corp. (13)	Manufacturer of commercial refrigeration and foodservice equipment	First lien senior secured revolving loan	10.17%	SOFR (Q)	6.50%	08/2025	08/2030		0.7	0.7	0.7	(2)(6)(9)
		First lien senior secured loan	10.17%	SOFR (Q)	6.50%	08/2025	08/2030		35.0	35.0	35.0	(2)(6)(9)
		First lien senior secured loan	10.17%	SOFR (Q)	6.50%	03/2026	08/2030		5.2	5.2	5.2	(2)(6)(9)

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of March 31, 2026
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
										40.9	40.9
Airx Climate Solutions, Inc. (13)	Provider of commercial HVAC equipment and services	First lien senior secured revolving loan	9.41%	SOFR (Q)	5.75%	11/2023	11/2029		0.3	0.3	0.3	(2)(9)
		First lien senior secured loan	9.42%	SOFR (Q)	5.75%	11/2023	11/2029		9.7	9.7	9.7	(2)(9)
		First lien senior secured loan	8.68%	SOFR (Q)	5.00%	07/2024	11/2029		12.4	12.4	12.3	(2)(9)
										22.4	22.3
Align Precision Group, LLC and Align Precision Topco, L.P. (4)(13)	Manufacturer of precision machined components for defense and high-tech industrial platforms	First lien senior secured loan	10.43% PIK	SOFR (Q)	6.75%	07/2025	07/2030		15.3	15.2	15.3	(2)(9)
		Class A-2 units				07/2025		6,310		—	0.2	(2)
										15.2	15.5
Allclear Commercial Inc., Allclear Military Inc., Allclear Space Inc., and Allclear Group LLC (13)	Provider of military aircraft aftermarket parts and distribution, repair and logistics services	First lien senior secured loan	9.40%	SOFR (Q)	5.50%	05/2025	05/2030		2.8	2.0	2.8	(2)(9)
		First lien senior secured loan	10.32% (2.00% PIK)	SOFR (S)	6.50%	05/2025	05/2030		0.5	0.1	0.2	(2)(9)
		First lien senior secured loan	10.83% (6.00% PIK)	SOFR (S)	7.00%	05/2025	05/2030		1.7	0.6	0.7	(2)(9)
		First lien senior secured loan	9.49%	SOFR (S)	5.50%	06/2025	05/2030		0.6	0.6	0.6	(2)(9)
		Membership interest				05/2025		4,015		—	—	(2)
										3.3	4.3
Arrowhead Holdco Company and Arrowhead GS Holdings, Inc.	Distributor of non-discretionary, mission-critical aftermarket replacement parts	First lien senior secured loan	6.35%	SOFR (Q)	2.50%	08/2021	08/2028		0.1	0.1	0.1	(2)(9)
		Common stock				08/2021		5,054		5.1	—	(2)
										5.2	0.1
BGIF IV Fearless Utility Services, Inc. (13)	Maintenance and installation service provider for electric transmission and distribution infrastructure	First lien senior secured revolving loan	8.68%	SOFR (M)	5.00%	06/2024	06/2030		0.2	0.2	0.2	(2)(9)(12)
		First lien senior secured loan	8.68%	SOFR (M)	5.00%	06/2024	06/2031		45.0	45.0	45.0	(2)(9)
										45.2	45.2
Blue Raven Solutions, LLC, Triman Industries, Inc., and Crestwood Technology Group, LLC (13)	Provider of distribution, supply chain, and repair management services for the military aftermarket	First lien senior secured revolving loan	9.66%	SOFR (Q)	6.00%	01/2026	01/2032		2.4	2.4	2.3	(2)(9)
		First lien senior secured loan	9.70%	SOFR (Q)	6.00%	01/2026	01/2032		29.2	29.2	28.7	(2)(9)
										31.6	31.0
Burgess Point Purchaser Corporation (13)	Remanufacturer of mission-critical and non-discretionary aftermarket vehicle, industrial, energy storage, and solar replacement parts	First lien senior secured loan	9.02%	SOFR (Q)	5.25%	07/2022	07/2029		21.6	20.8	18.7	(2)(9)(16)
		First lien senior secured loan	9.67%	SOFR (Q)	6.00%	01/2026	07/2029		31.5	31.5	27.4	(2)(9)
										52.3	46.1
CPIG Holdco Inc.	Distributor of engineered fluid power and complex machined solutions	First lien senior secured loan	10.76%	SOFR (Q)	7.00%	04/2023	04/2028		14.4	14.4	14.4	(2)(9)
See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of March 31, 2026
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
DFS Holding Company, Inc.	Distributor of maintenance, repair, and operations parts, supplies, and equipment to the foodservice industry	First lien senior secured loan	11.20% (5.00% PIK)	SOFR (Q)	7.50%	01/2023	01/2029		2.1	2.1	2.0	(2)(9)
Dynamic NC Aerospace Holdings, LLC and Dynamic NC Investment Holdings, LP	Provider of aerospace technology and equipment	Common units				12/2020		9,773,000		9.8	17.8
EIS Legacy Holdco, LLC (13)	Distributor of electric applicator components	First lien senior secured loan	8.16%	SOFR (Q)	4.50%	11/2024	11/2031		10.2	10.2	10.2	(2)(9)
ELM DebtCo, LLC (13)	Provider of underground utility locating services with a focus on the natural gas & electric end markets	First lien senior secured loan	8.45%	SOFR (Q)	4.75%	11/2025	11/2031		5.2	5.2	5.2	(2)(9)
Endurance PT Technology Buyer Corporation and Endurance PT Technology Holdings LLC (13)	Manufacturer of industrial chain and complementary power transmission products for industrial applications	First lien senior secured revolving loan	10.20%	SOFR (Q)	6.50%	10/2025	10/2031		2.0	2.0	2.0	(2)(9)
		First lien senior secured loan	10.20%	SOFR (Q)	6.50%	10/2025	10/2031		56.0	55.9	55.7	(2)(9)
		Preferred equity	8.00% PIK			10/2025		8,163		8.3	8.3	(2)
		Common units				10/2025		9,070		0.9	1.0	(2)
										67.1	67.0
ESCP PPG Holdings, LLC (4)	Distributor of new equipment and aftermarket parts to the heavy-duty truck industry	Class A-1 units				08/2022		96,897		2.3	0.1	(2)
		Class A-2 units				12/2016		3,500		3.5	0.1	(2)
										5.8	0.2
Generator US Buyer, Inc. and Total Power Limited (13)	Provider of generator-based power solutions	First lien senior secured loan	6.81%	CORRA (Q)	4.50%	07/2024	07/2030		0.9	0.9	0.9	(2)(6)(9)
		First lien senior secured loan	8.20%	SOFR (Q)	4.50%	10/2024	07/2030		1.3	1.3	1.3	(2)(6)(9)
										2.2	2.2
Ground Penetrating Radar Systems, LLC and RC VI Buckeye Holdings LLC (13)	Provider of underground utility locating and concrete scanning	First lien senior secured revolving loan	8.20%	SOFR (Q)	4.50%	01/2025	01/2032		0.5	0.5	0.5	(2)(9)
		Member units				01/2025		20,000,000		20.0	22.5	(2)
										20.5	23.0
GSV Purchaser, Inc. (13)	Provider of maintenance, repair, and sales services for commercial emergency power backup generators	First lien senior secured loan	8.15%	SOFR (Q)	4.50%	08/2024	08/2031		0.1	0.1	0.1	(2)(9)
Harvey Tool Company, LLC (13)	Manufacturer of cutting tools used in the metalworking industry	First lien senior secured loan	8.17%	SOFR (M)	4.50%	10/2021	08/2032		52.9	52.9	52.9	(2)(9)
		First lien senior secured loan	6.64%	Euribor (M)	4.75%	08/2025	08/2032		8.2	8.3	8.2	(2)(9)
										61.2	61.1
Helix Acquisition Holdings, Inc.	Manufacturer of springs, fasteners and custom components	First lien senior secured loan	10.77%	SOFR (M)	7.00%	03/2023	03/2030		11.9	11.9	11.9	(2)(9)
Horizon Avionics Buyer, LLC and Horizon CTS Buyer, LLC (13)	Manufacturer of mission critical, IP-driven avionics products and provider of an integrated suite of pilot training solutions	First lien senior secured revolving loan	8.45%	SOFR (Q)	4.75%	03/2025	03/2032		4.2	4.2	4.2	(2)(9)(12)

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of March 31, 2026
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured loan	8.45%	SOFR (Q)	4.75%	03/2025	03/2032		4.0	4.0	4.0	(2)(9)
		First lien senior secured loan	8.45%	SOFR (Q)	4.75%	10/2025	03/2032		16.0	16.0	16.0	(2)(9)
										24.2	24.2
HPCC Parent, Inc. and Patriot Container Corp.	Manufacturer of waste handling and recycling equipment	First lien senior secured loan	13.00% (7.00% PIK)			09/2024	09/2030		85.8	85.8	85.8	(2)
		First lien senior secured loan	11.50%			03/2026	09/2030		4.0	4.0	4.0	(2)
		Common stock				09/2024		513,867		4.9	4.9	(2)
										94.7	94.7
Imaging Business Machines, L.L.C. and Scanner Holdings Corporation (5)	Provider of high-speed intelligent document scanning hardware and software	Senior subordinated loan	14.00% (7.00% PIK)			01/2017	12/2028		20.2	19.9	20.2	(2)
		Class A common stock				01/2017		48,544		14.8	80.2
										34.7	100.4
JSG II, Inc. and Checkers USA, Inc. (13)	Manufacturer and supplier of non-PPE safety solutions for compliance-driven end markets	First lien senior secured loan	8.17%	SOFR (M)	4.50%	09/2025	09/2032		57.9	57.6	57.3	(2)(9)
LEG Purchaser Inc. (13)	Manufacturer of refuse collection vehicles and related parts	First lien senior secured loan	9.15%	SOFR (Q)	5.50%	01/2026	01/2032		22.1	22.1	21.8	(2)(6)(9)
Livewire Acquisition, Inc. and Livewire Co-Invest Holdings, LP (13)	Provider of construction, industrial, mechanical, electrical and inspection services to commercial clients	First lien senior secured revolving loan	7.94%	SOFR (Q)	4.25%	01/2026	12/2032		10.8	10.8	10.7	(2)(9)
		First lien senior secured loan	7.95%	SOFR (Q)	4.25%	01/2026	12/2032		79.7	79.7	78.9	(2)(9)
		Common units				01/2026		842		0.8	0.8	(2)
										91.3	90.4
LTG Acquisition, Inc.	Designer and manufacturer of display, lighting and passenger communication systems for mass transportation markets	Class A membership units				01/2017		5,000		5.1	—
NCWS Intermediate, Inc. and NCWS Holdings LP	Manufacturer and supplier of car wash equipment, parts and supplies to the conveyorized car wash market	Class A-2 common units				12/2020		12,296,000		12.9	6.3	(2)
OPH NEP Investment, LLC (4)	Provider of energy services for multi-family property owners, developers, and managers	Senior subordinated loan	10.00% (7.00% PIK)			05/2024	05/2032		33.1	32.0	32.1	(2)
		Senior subordinated loan	10.00% (7.00% PIK)			03/2025	05/2032		4.5	4.1	4.3	(2)
		Class B common units				05/2024		8		1.9	2.9
										38.0	39.3
Osmose Utilities Services, Inc. and Pine Intermediate Holding LLC	Provider of structural integrity management services to transmission and distribution infrastructure	Second lien senior secured loan	10.53%	SOFR (M)	6.75%	06/2021	06/2029		55.3	55.3	54.7	(2)(9)

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of March 31, 2026
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Paris US Holdco, Inc. & 1001028292 Ontario Inc. (13)	Manufacturer of high-tolerance precision machined components and assemblies for the aerospace and defense industry	First lien senior secured revolving loan	8.42%	SOFR (M)	4.75%	12/2024	12/2031		0.3	0.3	0.3	(2)(6)(9)
		First lien senior secured loan	8.42%	SOFR (M)	4.75%	12/2024	12/2031		0.1	0.1	0.1	(2)(6)(9)
										0.4	0.4
Pave America Holding, LLC (13)	Provider of high-quality asphalt and concrete services for commercial properties	First lien senior secured revolving loan	8.45%	SOFR (M)	4.75%	08/2025	08/2032		2.8	2.8	2.8	(2)(9)
		First lien senior secured loan	8.95% (2.88% PIK)	SOFR (Q)	5.25%	08/2025	08/2032		25.0	25.0	25.0	(2)(9)
										27.8	27.8
Pike Corporation (13)	Provider of a full suite of outsourced construction, repair and engineering services	First lien senior secured loan	8.18%	SOFR (M)	4.50%	12/2025	12/2032		212.2	212.2	210.1	(2)(9)
PumpTech, LLC and Impel CV-B, LP (13)(14)	Provider of flow control equipment and related services including pumping products and process solutions for water, wastewater, and industrial applications	First lien senior secured revolving loan	8.42%	SOFR (M)	4.75%	01/2025	01/2031		0.5	0.5	0.5	(2)(9)
		First lien senior secured loan	8.42%	SOFR (M)	4.75%	01/2025	01/2031		14.0	14.0	13.4	(2)(9)
		First lien senior secured loan	10.50%	Base Rate (Q)	3.75%	01/2025	01/2031		3.9	3.9	3.7	(2)(9)
		Limited partnership interests				03/2025		752,822		0.8	0.6	(2)
										19.2	18.2
Qnnect, LLC and Connector TopCo, LP	Manufacturer of highly engineered hermetic packaging products	Limited partnership interests				11/2022		992,500		9.9	22.5	(2)
Radius Aerospace, Inc. and Radius Aerospace Europe Limited (13)	Metal fabricator in the aerospace industry	First lien senior secured revolving loan	9.82% (0.25% PIK)	SOFR (S)	6.00%	03/2019	03/2027		1.1	1.1	1.1	(2)(6)(9)
		First lien senior secured revolving loan	9.73% (0.25% PIK)	SONIA (M)	6.00%	11/2019	03/2027		2.1	2.0	2.1	(2)(6)(9)
		First lien senior secured loan	9.85% (0.25% PIK)	SOFR (Q)	6.00%	06/2024	03/2027		9.9	9.9	9.9	(2)(6)(9)
										13.0	13.1
Radwell Parent, LLC (13)	Distributor of maintenance, repair, and operations parts	First lien senior secured revolving loan	9.20%	SOFR (Q)	5.50%	12/2022	04/2029		1.1	1.1	1.1	(2)(9)
		First lien senior secured loan	9.20%	SOFR (Q)	5.50%	12/2022	04/2029		12.3	12.3	12.3	(2)(9)
		First lien senior secured loan	9.20%	SOFR (Q)	5.50%	11/2024	04/2029		2.8	2.8	2.8	(2)(9)
										16.2	16.2
Sunk Rock Foundry Partners LP, Hatteras Electrical Manufacturing Holding Company and Sigma Electric Manufacturing Corporation (13)	Manufacturer of metal castings, precision machined components and sub-assemblies in the electrical products, power transmission and distribution and general industrial markets	First lien senior secured revolving loan	9.52%	SOFR (M)	5.75%	10/2017	12/2027		6.0	6.0	6.0	(2)(9)(12)
		First lien senior secured loan	9.52%	SOFR (M)	5.75%	04/2024	12/2027		3.7	3.7	3.7	(2)(9)

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of March 31, 2026
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured loan	9.52%	SOFR (M)	5.75%	03/2025	12/2027		14.9	14.9	14.9	(2)(9)
		First lien senior secured loan	9.52%	SOFR (M)	5.75%	11/2025	12/2027		0.6	0.6	0.6	(2)(9)
										25.2	25.2
Sunvair Aerospace Group, Inc. and GB Helios Holdings, L.P. (13)	Provider of aircraft component maintenance, repair, and overhaul services	First lien senior secured revolving loan	8.67%	SOFR (Q)	5.00%	05/2024	05/2031		0.5	0.5	0.5	(2)(9)
		First lien senior secured loan	8.69%	SOFR (Q)	5.00%	05/2024	05/2031		49.4	49.4	49.4	(2)(9)
		Series A common units				05/2024		1,042		1.0	2.0	(2)
										50.9	51.9
Titan BW Borrower L.P. (13)	Provider of aftermarket and OEM solutions to the commercial and military aerospace industry	First lien senior secured loan	8.42%	SOFR (Q)	4.75%	07/2025	07/2032		3.2	3.2	3.1	(2)(9)
		First lien senior secured loan	9.04% (2.88% PIK)	SOFR (Q)	5.38%	07/2025	07/2032		63.4	63.2	62.8	(2)(9)
										66.4	65.9
Two Six Labs, LLC (13)	Provider of information operations, cyber, and data analytics products and services for government and defense contracts	First lien senior secured loan	9.70%	SOFR (Q)	6.00%	10/2023	08/2027		8.4	8.4	8.4	(2)(9)
		First lien senior secured loan	8.95%	SOFR (Q)	5.25%	04/2024	08/2027		26.1	26.1	26.1	(2)(9)
		First lien senior secured loan	8.95%	SOFR (Q)	5.25%	10/2025	08/2027		5.2	5.2	5.2	(2)(9)
										39.7	39.7
Werner Finco LP	Provider of safety access and secure storage products across access equipment, ladders, and truck & van solutions.	First lien senior secured loan	9.17%	SOFR (Q)	5.50%	06/2025	06/2031		109.5	109.5	109.5	(2)(9)
Zenith AcquisitionCo, LLC (13)	Provider of precision aerospace and defense component companies	First lien senior secured loan	8.15%	SOFR (Q)	4.50%	01/2026	01/2033		67.0	67.0	66.3	(2)(9)

										1,519.9	1,576.4		11.21%
Consumer Distribution and Retail
Balrog Acquisition, Inc., Balrog Topco, Inc. and Balrog Parent, L.P.	Manufacturer and distributor of specialty bakery ingredients	First lien senior secured loan	8.28%	SOFR (M)	4.50%	07/2023	09/2028		17.2	16.9	12.1	(2)(9)(16)
		First lien senior secured loan	7.78%	SOFR (M)	4.00%	03/2026	09/2028		3.7	2.6	2.6	(2)(16)
		Second lien senior secured loan	10.78%	SOFR (M)	7.00%	09/2021	09/2029		29.5	29.5	21.3	(2)(9)
		Class A preferred units	8.00% PIK			09/2021	08/2051	5,484		7.9	7.2	(2)
		Series A preferred shares	11.00% PIK			09/2021	08/2051	21,921		36.3	25.4	(2)
										93.2	68.6
Bamboo Purchaser, Inc. (13)	Provider of nursery, garden, and greenhouse products	First lien senior secured loan				11/2025	12/2029		21.2	8.2	3.9	(2)(8)

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of March 31, 2026
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
BGI Purchaser, Inc. (13)	Developer and manufacturer of customized natural and clean flavorings for the food & beverage end market	First lien senior secured revolving loan	7.42%	SOFR (Q)	3.75%	05/2024	05/2030		10.5	10.5	10.5	(2)(9)
		First lien senior secured loan	8.42%	SOFR (Q)	4.75%	05/2024	05/2031		10.5	10.5	10.5	(2)(9)
										21.0	21.0
Blazing Star Parent, LLC	Healthcare, pharmacy and retail provider	First lien senior secured loan	10.67%	SOFR (Q)	7.00%	08/2025	08/2030		99.5	99.5	99.5	(2)(9)
BR PJK Produce, LLC	Specialty produce distributor	First lien senior secured loan	10.06%	SOFR (Q)	6.25%	12/2023	11/2027		4.0	4.0	4.0	(2)(9)
		First lien senior secured loan	10.06%	SOFR (Q)	6.25%	09/2024	11/2027		0.7	0.7	0.7	(2)(9)
		First lien senior secured loan	10.05%	SOFR (Q)	6.25%	01/2026	12/2027		0.6	0.6	0.6	(2)(9)
										5.3	5.3
Carrera Bidco Limited	Fuel and convenience retailer	Senior subordinated loan	7.75%	Euribor (S)	5.25%	11/2025	11/2032		134.7	135.4	132.0	(2)(6)
City Line Distributors LLC and City Line Investments LLC (13)	Specialty food distributor	First lien senior secured loan	9.93%	SOFR (Q)	6.00%	08/2023	08/2028		4.3	4.3	4.3	(2)(9)
		Class A units	8.00% PIK			08/2023		4,172,852		5.1	4.1	(2)
										9.4	8.4
DecoPac, Inc. and KCAKE Holdings Inc. (13)	Supplier of cake decorating solutions and products to in-store bakeries	First lien senior secured revolving loan	8.66%	SOFR (Q)	5.00%	05/2021	05/2030		5.6	5.6	5.6	(2)(9)
		First lien senior secured loan	8.67%	SOFR (Q)	5.00%	09/2024	05/2030		169.6	169.6	169.6	(2)(9)
		Common stock				05/2021		9,599		7.4	16.6	(2)
										182.6	191.8
Display Holding Company, Inc., Saldon Holdings, Inc. and Fastsigns Holdings Inc. (13)	Provider of visual communications solutions	First lien senior secured loan	9.02%	SOFR (M)	5.25%	03/2019	03/2028		15.1	15.1	15.1	(2)(9)
		First lien senior secured loan	9.02%	SOFR (M)	5.25%	08/2019	03/2028		0.1	0.1	0.1	(2)(9)
		First lien senior secured loan	9.02%	SOFR (M)	5.25%	06/2021	03/2028		0.1	0.1	0.1	(2)(9)
		First lien senior secured loan	9.02%	SOFR (M)	5.25%	01/2024	03/2028		7.9	7.9	7.9	(2)(9)
		First lien senior secured loan	9.02%	SOFR (M)	5.25%	11/2025	03/2028		15.2	15.2	15.2	(2)(9)
		Common units				03/2019		600		0.6	1.2	(2)
										39.0	39.6
FS Squared Holding Corp. and FS Squared, LLC (13)	Provider of on-site vending and micro market solutions	First lien senior secured revolving loan				12/2024	12/2030		—	—	—	(2)(11)
		First lien senior secured loan	8.42%	SOFR (M)	4.75%	12/2024	12/2030		14.1	14.1	14.1	(2)(9)
										14.1	14.1
GMF Parent, Inc. and GMF Group Holdings, LP (13)	Distributor of Mediterranean food and beverages	First lien senior secured revolving loan	8.19%	SOFR (Q)	4.50%	12/2025	12/2032		0.3	0.3	0.3	(2)(9)
		First lien senior secured loan	8.19%	SOFR (Q)	4.50%	12/2025	12/2032		40.5	40.5	40.1	(2)(9)
		Class A2 units				12/2025		7,003		7.0	7.0	(2)
										47.8	47.4
GPM Investments, LLC and ARKO Corp.	Convenience store operator	Common stock				12/2020		2,088,478		19.8	11.6	(16)

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of March 31, 2026
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Hills Distribution, Inc., Hills Intermediate FT Holdings, LLC and GMP Hills, LP (13)	Distributor of HVAC, plumbing, and water heater equipment, parts, supplies and fixtures	First lien senior secured revolving loan	7.69%	SOFR (Q)	4.00%	11/2023	11/2029		4.3	4.3	4.3	(2)(9)
		First lien senior secured loan	9.20%	SOFR (Q)	5.50%	11/2023	11/2029		5.2	5.2	5.2	(2)(9)
		First lien senior secured loan	9.15%	SOFR (Q)	5.50%	12/2025	11/2029		3.3	3.3	3.3	(2)(9)
		Limited partnership interest				11/2023		5,441,000		5.9	8.2	(2)
										18.7	21.0
LJ Perimeter Buyer, Inc. and LJ Perimeter Co-Invest, L.P. (13)(14)	Distributor of specialty foods	First lien senior secured loan	10.32%	SOFR (Q)	6.50%	10/2022	10/2028		39.0	39.0	38.7	(2)(9)
		Limited partnership interests				10/2022		9,683,991		9.7	7.3	(2)
										48.7	46.0
Marcone Yellowstone Buyer Inc. and Marcone Yellowstone Holdings, LLC	Distributor of OEM appliance aftermarket parts	First lien senior secured loan	7.56%	SOFR (Q)	3.75%	06/2021	06/2028		0.4	0.4	0.3	(2)(9)
		First lien senior secured loan	7.56%	SOFR (Q)	3.75%	12/2021	06/2028		0.2	0.2	0.2	(2)(9)
		Class A common units				06/2021		5,796		6.1	—	(2)
										6.7	0.5
Mavis Tire Express Services Topco Corp., Metis HoldCo, Inc., and Metis TopCo, LP (13)	Auto parts retailer	First lien senior secured revolving loan	7.17%	SOFR (M)	3.50%	05/2021	05/2028		16.9	16.9	16.9	(2)(12)
		Series A preferred stock	7.00% PIK			05/2021		68,601		96.4	102.5	(2)
		Class A-1 units				05/2021		24,586		24.6	53.5	(2)
										137.9	172.9
Midco Holding, LLC and Nivel Topco, LLC (4)(13)	Manufacturer of aftermarket golf cart parts and accessories	First lien senior secured loan	11.14% (5.00% PIK)	SOFR (Q)	7.50%	11/2025	11/2029		10.8	10.8	10.8	(2)(9)
		Preferred units				11/2025		6,943,696		2.7	2.3	(2)
		Class A units				11/2025		5,341,305		—	—	(2)
										13.5	13.1
Monolith Brands Group, Inc.	E-commerce platform focused on consolidating DTC branded businesses	Series A-1 preferred stock				04/2022		701,255		15.5	—	(2)
Moon Valley Nursery of Arizona Retail, LLC, Moon Valley Nursery Farm Holdings, LLC, Moon Valley Nursery RE Holdings LLC, and Stonecourt IV Partners, LP	Operator of retail and wholesale tree and plant nurseries	Limited partnership interests				10/2021		21,939,152		20.8	10.8
Mountaineer Merger Corporation (13)	Discount retailer that specialized in apparel, housewares, accessories, and a selection of other products	First lien senior secured revolving loan	8.66%	SOFR (Q)	5.00%	10/2024	10/2027		7.2	7.1	6.9	(2)

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of March 31, 2026
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Mr. Greens Intermediate, LLC, Florida Veg Investments LLC, MRG Texas, LLC and Restaurant Produce and Services Blocker, LLC (13)	Produce distribution platform	First lien senior secured revolving loan	9.52%	SOFR (Q)	5.75%	05/2023	05/2031		1.6	1.6	1.6	(2)(9)(12)
		First lien senior secured loan	9.52%	SOFR (Q)	5.75%	05/2023	05/2031		10.3	10.3	10.3	(2)(9)
		First lien senior secured loan	9.52%	SOFR (Q)	5.75%	06/2025	05/2031		2.4	2.4	2.4	(2)(9)
		Class B limited liability company interest				05/2023		3.64%		9.6	7.9	(2)
										23.9	22.2
Project Cardinal Acquisition, LLC (13)	Provider of outsourced foodservice to K-12 school districts	First lien senior secured loan	8.20%	SOFR (Q)	4.50%	10/2025	10/2032		18.8	18.8	18.6	(2)(9)
Quirch Foods Holdings, LLC (13)	Specialty food distributor	First lien senior secured loan	10.20%	SOFR (Q)	6.50%	11/2025	11/2030		114.7	114.7	113.6	(2)(9)
Reddy Ice LLC (13)	Packaged ice manufacturer and distributor	First lien senior secured revolving loan	11.00%	Base Rate (Q)	4.25%	04/2024	04/2029		5.8	5.8	5.8	(2)(9)(12)
		First lien senior secured revolving loan	8.91%	SOFR (Q)	5.25%	04/2024	04/2029		9.7	9.7	9.7	(2)(9)(12)
		First lien senior secured revolving loan	11.25%	Base Rate (Q)	4.50%	04/2024	04/2029		2.9	2.9	2.9	(2)(9)
		First lien senior secured loan	8.92%	SOFR (Q)	5.25%	04/2024	04/2029		125.6	125.6	125.6	(2)(9)
		First lien senior secured loan	8.92%	SOFR (Q)	5.25%	07/2025	04/2029		183.6	183.6	183.6	(2)(9)
										327.6	327.6
Royal Borrower, LLC and Royal Parent, LP (13)	Distributor of fresh produce and dairy products	First lien senior secured revolving loan				07/2024	07/2030		—	—	—	(2)(11)
		First lien senior secured loan	9.43%	SOFR (M)	5.75%	07/2024	07/2030		25.2	25.2	25.2	(2)(9)
		Class A preferred units	10.00% PIK			07/2024		2,255,000		2.7	2.3
										27.9	27.5
Shur-Co Acquisition, Inc. and Shur-Co Holdco, Inc.	Provider of tarp systems and accessories for trucks, trailers, carts, and specialty equipment used in the agriculture, construction and flatbed markets	First lien senior secured loan	9.17%	SOFR (M)	5.50%	06/2021	07/2030		31.0	31.0	31.0	(2)(9)
		First lien senior secured loan	9.17%	SOFR (M)	5.50%	06/2022	07/2030		0.5	0.5	0.5	(2)(9)
		First lien senior secured loan	9.17%	SOFR (M)	5.50%	03/2023	07/2030		6.0	6.0	6.0	(2)(9)
		First lien senior secured loan	9.17%	SOFR (M)	5.50%	05/2024	07/2030		12.6	12.6	12.6	(2)(9)
		First lien senior secured loan	9.17%	SOFR (M)	5.50%	08/2024	07/2030		5.4	5.4	5.4	(2)(9)
		Common stock				06/2021		75,990		7.6	17.5	(2)
										63.1	73.0
VRS Buyer, Inc. (13)	Provider of on-site mobile and rail re-fueling solutions	First lien senior secured loan	7.17%	SOFR (M)	3.50%	10/2025	10/2032		50.3	50.3	50.3	(2)
Worldwide Produce Acquisition, LLC and REP WWP Coinvest IV, L.P. (13)(14)	Fresh and specialty food distributor	First lien senior secured revolving loan	10.39%	SOFR (Q)	6.75%	02/2023	01/2029		0.3	0.3	0.2	(2)(9)(12)
		First lien senior secured loan	10.42%	SOFR (Q)	6.75%	02/2023	01/2029		8.5	8.5	7.4	(2)(9)
		Common units				01/2023		1,673,000		1.7	—

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of March 31, 2026
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
										10.5	7.6

										1,581.0	1,554.8		11.05%
Investment Funds and Vehicles
ACAS Equity Holdings Corporation (5)	Investment company	Common stock				01/2017		589		0.4	0.4	(6)
Constellation Wealth Capital Fund, L.P. (14)	Specialist alternative asset management platform	Limited partner interests				01/2024		4,665,197		4.3	4.6	(6)(16)
CREST Exeter Street Solar 2004-1	Investment vehicle	Preferred shares				01/2017	06/2039	3,500,000		—	—	(6)
CWC Fund I Co-Invest (ALTI) LP	Global wealth and alternatives manager	Limited partnership interest				03/2024		6,224,000		6.3	7.6	(2)(6)
European Capital UK SME Debt LP (4)	Investment partnership	Limited partnership interest				01/2017		44.73%		—	0.2	(6)
HCI Equity, LLC (5)	Investment company	Member interest				04/2010		100.00%		—	—	(6)(16)
Linden Structured Capital Fund II-A LP (14)	Investment partnership	Limited partnership interest				07/2024		1,828,249		1.3	2.2	(2)(6)(16)
Partnership Capital Growth Investors III, L.P. (4)	Investment partnership	Limited partnership interest				10/2011		11.50%		0.7	2.3	(2)(6)(16)
PCG-Ares Sidecar Investment, L.P. (4)	Investment partnership	Limited partnership interest				05/2014		99.80%		4.5	0.5	(6)(16)
PCG-TAC-CV, LP (5)	Investment partnership	Limited partnership interest				01/2025		99.80%		—	6.8	(2)(6)(16)
Piper Jaffray Merchant Banking Fund I, L.P.	Investment partnership	Limited partnership interest				08/2012		2.02%		0.1	0.6	(6)(16)
Senior Direct Lending Program, LLC (5)(15)	Co-investment vehicle	Subordinated certificates	11.68%	SOFR (Q)	8.00%	07/2016	12/2036		1,159.3	1,145.6	1,159.3	(6)(10)
	Membership interest							87.5%		—	—	(6)
										1,145.6	1,159.3

										1,163.2	1,184.5		8.42%
Sports, Media and Entertainment
22 HoldCo Limited	Sports and entertainment platform	Senior subordinated loan	11.55% PIK	SONIA (S)	7.50%	08/2023	08/2033		72.0	69.6	72.0	(2)(6)(9)
3 Step Sports LLC (13)	Provider of integrated youth sports solutions	First lien senior secured revolving loan	10.17%	SOFR (M)	6.50%	10/2023	10/2028		0.6	0.6	0.6	(2)(9)
		First lien senior secured loan	10.20%	SOFR (Q)	6.50%	10/2023	10/2029		12.7	12.7	12.7	(2)(9)
		First lien senior secured loan	10.19%	SOFR (Q)	6.50%	12/2025	10/2029		2.9	2.9	2.9	(2)(9)
										16.2	16.2
Aventine Intermediate LLC & Aventine Holdings II LLC	Media and production company	First lien senior secured loan	9.80% (3.50% PIK)	SOFR (Q)	6.00%	12/2021	06/2029		6.2	6.2	5.7	(2)(9)
		Second lien senior secured loan	5.13% PIK			12/2021	12/2030		53.1	53.1	40.9	(2)
										59.3	46.6
Axiomatic, LLC	Premiere e-sports and video game investment platform	Class A-1 units				05/2022		500,000		4.7	5.9

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of March 31, 2026
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Bad Vibes Forever, LLC and Bad Vibes Forever Publishing, LLC	The estate and entity that owns the music copyright of the artist XXXTentacion	First lien senior secured loan	9.10%	SOFR (S)	5.50%	06/2025	06/2032		20.4	20.4	20.4	(2)(9)
CFC Funding LLC	SME-related SPV	Loan instrument units	9.75% PIK			07/2023		16,680		21.2	21.2	(6)
CMW Parent LLC (fka Black Arrow, Inc.)	Multiplatform media firm	Series A units				09/2015		32		—	—
Create Music Holdings, LLC (13)	Music rights management company	Second lien senior secured loan	9.67%	SOFR (Q)	6.00%	02/2026	02/2033		29.0	29.0	28.5	(2)(9)
		Class A common stock				02/2026		642,138		7.1	7.1
										36.1	35.6
Dundee Eros, LP	Catalog of premier music intellectual property	Limited partnership interest				11/2024		4,803,441		4.8	5.2	(2)
Eagle Football Holdings BidCo Limited and Eagle Football Holdings Limited (13)	Multi-club sports platform	Senior subordinated loan	20.00% PIK			12/2022	12/2028		1.4	1.4	1.4	(2)(6)
		Senior subordinated loan	20.00% PIK			10/2025	12/2026		1.8	1.6	1.5	(2)(6)
		Senior subordinated loan				12/2022	12/2028		60.7	58.1	10.2	(2)(6)(8)
		Senior subordinated loan				07/2025	01/2027		7.9	6.7	1.3	(2)(6)(8)
		Ordinary shares				09/2023		494		4.4	—	(2)(6)
		Warrant to purchase shares of ordinary shares				12/2022	11/2028	180		—	—	(2)(6)
		Warrant to purchase shares of ordinary shares				12/2022	11/2028	199		—	—	(2)(6)
										72.2	14.4
FEH Group, LLC	Professional sports team and entertainment complex	Class A common interest				12/2024		26		180.5	266.5
		Class A common interest				12/2024		26		5.3	7.8
		Class A common interest				12/2024		26		1.3	1.9
										187.1	276.2
Fever Labs, Inc. (13)	Technology led marketing and ticketing platform for live events	First lien senior secured revolving loan	11.00%			05/2024	11/2028		1.8	1.8	1.8	(2)
		First lien senior secured revolving loan	11.00%			08/2024	11/2028		11.6	11.6	11.6	(2)
		First lien senior secured loan	11.00%			05/2024	11/2028		16.9	16.2	16.9	(2)
		First lien senior secured loan	10.50%			12/2025	11/2028		1.9	1.9	1.9	(2)
		Series B redeemable preferred stock	13.50% PIK			06/2025		8,824		9.8	9.8	(2)
		Series E-5 convertible shares				08/2024		217,907		0.9	1.1	(2)
		Warrant to purchase shares of common stock				06/2025	06/2035	177,076		—	—	(2)
										42.2	43.1
Global Music Rights, LLC (13)	Music right management company	First lien senior secured loan	8.20%	SOFR (Q)	4.50%	12/2024	12/2031		72.0	72.0	72.0	(2)(9)

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of March 31, 2026
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
GSM Rights Fund II LP (14)	Private investment firm specializing in music rights and IP assets	Class B interest				03/2025	03/2031	5,000,758		5.0	5.1	(6)
League One Volleyball Clubs, LLC and League One Volleyball, Inc.	Operator of youth volleyball clubs	Series B preferred stock				07/2023		194		—	—	(2)
		Series C preferred stock				09/2024		67		—	—	(2)
		Warrant to purchase shares of common stock				01/2025	01/2030	8		—	—	(2)
										—	—
Legends Hospitality Holding Company, LLC, ASM Buyer, Inc., Legends ASM Holdco I, LLC, and Stadium Coinvest (B)-III, L.P. (13)	Hospitality platform provider of premium experiential services	First lien senior secured revolving loan	8.67%	SOFR (M)	5.00%	08/2024	08/2030		5.8	5.8	5.7	(2)(9)(12)
		First lien senior secured loan	8.66%	SOFR (Q)	5.00%	08/2024	08/2031		3.3	3.3	3.3	(2)(9)
		First lien senior secured loan	9.17% (2.75% PIK)	SOFR (M)	5.50%	08/2024	08/2031		58.4	58.4	57.8	(2)(9)
		Limited partnership interest				02/2025		6,555,000		6.7	7.6	(2)
										74.2	74.4
LiveBarn Inc., LiveBarn US, LLC, LiveBarn Canada I, ULC, and Royal Topco Holdings, LLC (13)	Provider of Live & On Demand broadcasting of amateur and youth sporting events	First lien senior secured loan	8.19%	SOFR (Q)	4.50%	03/2026	03/2033		9.5	9.5	9.5	(2)(6)(9)
		Class A units	8.00% PIK			03/2026		4,867		4.9	4.9	(2)(6)
		Vested Class B units				03/2026		4,867,000		—	—	(2)(6)
										14.4	14.4
Mari Events Midco LLC and AE EventsCo Holdings LLC (13)	Sports and entertainment company	First lien senior secured loan	7.70%	SOFR (Q)	4.00%	10/2025	10/2032		5.3	5.3	5.2	(2)(9)
		Class A-1 units				10/2025		449		4.5	4.7
		Class A-2 units				10/2025		628		6.3	6.6	(2)
		Class A-3 units				10/2025		293		2.9	3.1	(2)
										19.0	19.6
Mari Miami II LLC and South Florida Tennis, LLC	Professional sporting event	First lien senior secured loan	8.70%	SOFR (Q)	5.00%	10/2025	10/2032		5.8	5.8	5.8	(2)(9)
		Class A common interests				10/2025		26		2.3	7.6
										8.1	13.4
Miami Beckham United LLC	American professional soccer club	Class A preferred units	9.50% PIK			09/2021		85,000		127.9	127.9
		Class B preferred units	9.50% PIK			06/2023		42,500		55.0	55.0
										182.9	182.9
Production Resource Group, L.L.C. and PRG III, LLC (4)	Provider of rental equipment, labor, production management, scenery, and other products to various entertainment end-markets	First lien senior secured loan	11.30% PIK	SOFR (Q)	7.50%	07/2020	10/2030		67.0	66.8	67.0	(2)(9)
		First lien senior secured loan	11.32% PIK	SOFR (Q)	7.50%	10/2025	10/2030		2.7	2.7	2.7	(2)(9)
		First lien senior secured loan	11.32% PIK	SOFR (Q)	7.50%	01/2026	10/2030		2.6	2.5	2.5	(2)(9)
See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of March 31, 2026
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		Membership interest				10/2025		151,988		13.6	6.3	(2)
										85.6	78.5
Professional Fighters League, LLC and PFL MMA, Inc.	Mixed martial arts league	First lien senior secured loan	14.00% PIK			01/2021	01/2029		13.3	13.3	13.3	(2)
		Senior subordinated loan	8.00% PIK			11/2022	01/2036		0.3	0.2	0.2	(2)
		Warrant to purchase common units				01/2026	01/2036	86		—	—	(2)
										13.5	13.5
Propagate Content LLC (14)	Developer, producer and distributor of programming content and artist and talent management company	Preferred equity	8.00% PIK			10/2025		3		3.6	3.6
Sandlot Action Sports, LLC	Youth sports platform	Common units				05/2024		3,384		—	—
Shout! Factory, LLC (13)	Multi-platform media company specialized in film and TV distribution, development and production	First lien senior secured revolving loan	8.92%	SOFR (Q)	5.25%	07/2025	06/2031		0.9	0.9	0.8	(2)(9)
		First lien senior secured loan	8.95%	SOFR (Q)	5.25%	07/2025	06/2031		18.1	18.1	17.7	(2)(9)
										19.0	18.5
South Florida Motorsports, LLC	Professional sporting event	Class A common interest				12/2024		26		5.5	25.5
The Teaching Company Holdings, Inc.	Education publications provider	Preferred stock				09/2006		10,663		1.1	1.2	(2)
		Common stock				09/2006		15,393		—	—	(2)
										1.1	1.2
WRE Sports Investments LLC	Professional sports club	First lien senior secured loan	11.00% (5.50% PIK)			07/2024	07/2031		29.0	29.0	29.0	(2)

										1,066.7	1,108.4		7.88%
Pharmaceuticals, Biotechnology and Life Sciences
Abzena Holdings, Inc. and Astro Group Holdings Ltd.	Organization providing discovery, development and manufacturing services to the pharmaceutical and biotechnology industries	A ordinary shares				05/2021		2,476,744		5.7	2.2	(2)(6)
Alcami Corporation and ACM Note Holdings, LLC (13)	Outsourced drug development services provider	First lien senior secured revolving loan	10.78%	SOFR (M)	7.00%	12/2022	12/2028		0.6	0.6	0.6	(2)(9)
		First lien senior secured loan	10.82%	SOFR (Q)	7.00%	12/2022	12/2028		9.9	9.9	9.9	(2)(9)
		Senior subordinated loan	12.00% PIK			12/2022	06/2029		26.0	26.0	26.0	(2)
										36.5	36.5
Artemis BidCo 2 LLC (13)	Developer and manufacturer of in vitro diagnostic immunoassays	First lien senior secured loan	8.70%	SOFR (Q)	5.00%	10/2025	10/2031		38.1	38.0	37.7	(2)(9)
Bamboo US BidCo LLC (13)	Biopharmaceutical company	First lien senior secured revolving loan				09/2023	10/2029		—	—	—	(2)(11)
		First lien senior secured loan	8.67%	SOFR (Q)	5.00%	09/2023	09/2030		34.0	34.0	34.0	(2)(9)
		First lien senior secured loan	8.67%	SOFR (Q)	5.00%	11/2024	09/2030		7.4	7.4	7.4	(2)(9)

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of March 31, 2026
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
										41.4	41.4
Cobalt Buyer Sub, Inc., Cobalt Holdings I, LP, and Cobalt Intermediate I, Inc. (13)	Provider of biological products to life science and pharmaceutical companies	First lien senior secured revolving loan	9.42%	SOFR (Q)	5.75%	10/2021	10/2027		5.4	5.4	4.9	(2)(9)
		First lien senior secured loan	9.42%	SOFR (Q)	5.75%	10/2021	10/2028		30.7	30.7	28.0	(2)(9)
		First lien senior secured loan	9.42%	SOFR (Q)	5.75%	06/2023	10/2028		11.3	11.3	10.3	(2)(9)
		First lien senior secured loan	9.42%	SOFR (Q)	5.75%	08/2024	10/2028		6.8	6.8	6.2	(2)(9)
		Series A preferred shares	13.75% PIK			10/2021		60,236		111.6	104.9	(2)
		Preferred units				10/2021	10/2051	3,020		4.3	0.2	(2)
		Class A common units				10/2021		30,500		—	—	(2)
										170.1	154.5
CoreRx, Inc.	Small molecule contract development and manufacturing provider	First lien senior secured loan	10.95%	SOFR (Q)	7.25%	12/2025	12/2030		9.9	9.9	9.7	(2)(9)
Creek Parent, Inc. and Creek Feeder, L.P. (13)	Provider of delivery technologies, development, drug manufacturing, biologics, gene therapies and consumer health products	First lien senior secured revolving loan				12/2024	12/2031		—	—	—	(2)(11)
		First lien senior secured loan	8.67%	SOFR (M)	5.00%	12/2024	12/2031		206.6	206.6	206.6	(2)(9)
		Limited partnership interest				12/2024		6,891,000		6.9	9.7	(2)
										213.5	216.3
Gula Buyer Inc. and Gula Co-Invest II, L.P.	Distributor and manufacturer of veterinarian-grade pet prescription medications and health products	First lien senior secured loan	8.18%	SOFR (M)	4.50%	10/2024	10/2031		33.3	33.3	33.3	(2)(9)
		Common units				03/2025		434		0.5	0.6	(2)
										33.8	33.9
Moderna, Inc. (13)	Biotechnology company	First lien senior secured loan	9.20%	SOFR (Q)	5.50%	11/2025	11/2030		115.6	115.6	114.5	(2)(6)(9)
NAMSA Holdco, LLC, North American Science Associates, LLC and Cardinal Topco Holdings L.P. (13)	Contract research organization providing research and development and testing of medical devices	First lien senior secured loan	8.38%	SOFR (Q)	4.75%	03/2026	03/2033		91.3	91.0	90.3	(2)(9)
		Senior subordinated loan	11.00% PIK			03/2023	03/2027		1.9	1.9	1.9	(2)
		Class A preferred units	8.00% PIK			09/2020		13,528		20.9	32.4	(2)
										113.8	124.6
NMC Skincare Intermediate Holdings II, LLC (13)	Developer, manufacturer and marketer of skincare products	First lien senior secured revolving loan	10.31%	SOFR (Q)	6.50%	10/2018	10/2028		4.7	4.7	4.5	(2)(9)
		First lien senior secured revolving loan	10.32%	SOFR (Q)	6.50%	05/2022	10/2028		0.2	0.2	0.2	(2)(9)
		First lien senior secured loan	10.30% (1.50% PIK)	SOFR (Q)	6.50%	10/2018	10/2028		28.9	28.9	27.5	(2)(9)
		First lien senior secured loan	10.30% (1.50% PIK)	SOFR (Q)	6.50%	05/2022	10/2028		4.3	4.3	4.0	(2)(9)
										38.1	36.2

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of March 31, 2026
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Verista, Inc. (13)	Provides systems consulting for compliance, automation, validation, and packaging solutions to the healthcare sector	First lien senior secured revolving loan	9.79%	SOFR (M)	6.00%	05/2022	02/2027		1.1	1.0	0.9	(2)(9)
		First lien senior secured loan	10.79% (1.00% PIK)	SOFR (M)	7.00%	05/2022	02/2027		0.8	0.8	0.6	(2)(9)
										1.8	1.5
WCI-BXC Purchaser, LLC and WCI-BXC Investment Holdings, L.P.	Manufacturer of monoclonal antibodies	Limited partnership interest				11/2023		1,529,000		1.5	1.3	(2)

										819.7	810.3		5.76%
Materials
Adonis Acquisition Holdings LLC and Adonis Acquisition Holdings Parent LLC (5)(13)	Producer and filler of aluminum beverage cans	First lien senior secured loan	9.29% PIK	SOFR (Q)	5.50%	02/2025	02/2030		16.3	16.3	16.3	(2)(9)
		First lien senior secured loan	9.28% PIK	SOFR (Q)	5.50%	11/2025	02/2030		2.3	2.3	2.3	(2)(9)
		Common units				02/2025		268,223		17.6	6.5	(2)
										36.2	25.1
AP Adhesives Holdings, LLC (13)	Distributor of industrial adhesives and equipment	First lien senior secured loan	8.42%	SOFR (Q)	4.75%	04/2025	04/2032		32.2	32.2	31.8	(2)(9)
ASP-r-pac Acquisition CO LLC and ASP-r-pac Holdings LP (13)	Manufacturer and supplier of printed packaging and trimmings	First lien senior secured revolving loan	9.78%	SOFR (M)	6.00%	12/2021	12/2027		5.8	5.8	5.7	(2)(9)
		First lien senior secured loan	9.93%	SOFR (Q)	6.00%	12/2021	12/2027		0.1	0.1	0.1	(2)(9)
		First lien senior secured loan	9.67%	SOFR (Q)	6.00%	10/2024	12/2027		3.3	3.3	3.2	(2)(9)
		Class A units				12/2021		201,557		20.2	18.2	(2)
										29.4	27.2
Bulab Holdings, Inc. and Buckman PPC Co-Invest LP (13)	A privately held, global specialty chemical company that provides process and water treatment chemistry for various industries	First lien senior secured revolving loan				06/2025	07/2032		—	—	—	(2)(11)
		First lien senior secured loan	8.42%	SOFR (Q)	4.75%	06/2025	07/2032		6.5	6.5	6.5	(2)(9)
		Limited partnership interest				06/2025		1,968,000		2.0	2.3	(2)
										8.5	8.8
Halex Holdings, Inc. (5)	Manufacturer of flooring installation products	Common stock				01/2017		51,853		—	—
Meyer Laboratory, LLC and Meyer Parent, LLC (13)	Provider of industrial and institutional cleaning chemicals and application systems	First lien senior secured revolving loan	10.45% (3.75% PIK)	SOFR (Q)	6.75%	02/2024	02/2030		0.6	0.6	0.5	(2)(9)
		First lien senior secured loan	10.45% (3.75% PIK)	SOFR (Q)	6.75%	02/2024	02/2030		32.3	32.3	30.7	(2)(9)
		Common units				02/2024		440,000		0.4	0.3
										33.3	31.5
MP Midco Holdings, LLC and MP Topco Holdings, LLC	Food contract manufacturer	First lien senior secured loan	10.17%	SOFR (M)	6.50%	03/2025	03/2030		8.9	8.9	8.9	(2)(9)(16)
		Common units				03/2025		639,359		4.8	12.7	(2)(16)

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of March 31, 2026
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
										13.7	21.6
NCP-MSI Buyer, Inc. and NCP MSI Co-Invest, LP (13)(14)	Manufacturing and packaging company for major brands	First lien senior secured revolving loan	7.45%	SOFR (Q)	3.75%	03/2025	03/2031		4.8	4.8	4.8	(2)(9)(12)
		First lien senior secured loan	8.45%	SOFR (Q)	4.75%	03/2025	03/2031		31.8	31.8	31.8	(2)(9)
		First lien senior secured loan	8.42%	SOFR (Q)	4.75%	12/2025	03/2031		1.0	1.0	1.0	(2)(9)
		Limited partnership interest				03/2025		852,666		0.9	0.8	(2)
										38.5	38.4
Nelipak Holding Company, Nelipak European Holdings Cooperatief U.A., KNPAK Holdings, LP and PAKNK Netherlands Treasury B.V. (13)	Manufacturer of thermoformed packaging for medical devices	First lien senior secured revolving loan	9.18%	SOFR (M)	5.50%	03/2024	03/2031		0.7	0.7	0.7	(2)(6)(9)
		First lien senior secured loan	9.20%	SOFR (Q)	5.50%	03/2024	03/2031		20.3	20.3	20.1	(2)(6)(9)
		First lien senior secured loan	7.63%	Euribor (Q)	5.50%	03/2024	03/2031		35.3	33.1	35.0	(2)(6)(9)
		First lien senior secured loan	9.20%	SOFR (Q)	5.50%	11/2025	03/2031		3.3	3.3	3.3	(2)(6)(9)
		Class A units				07/2019		6,762,668		6.8	8.4	(2)(6)
										64.2	67.5
Novipax Buyer, L.L.C. and Novipax Parent Holding Company, L.L.C.	Developer and manufacturer of absorbent pads for food products	First lien senior secured loan	12.02% (1.00% PIK)	SOFR (M)	8.25%	12/2020	12/2026		22.4	22.4	22.4	(2)(9)
		First lien senior secured loan	12.02% (1.00% PIK)	SOFR (M)	8.25%	12/2022	12/2026		0.3	0.3	0.3	(2)(9)
		Class A preferred units				12/2020		4,772		4.6	3.8	(2)
		Class C units				12/2020		4,772		—	—	(2)
										27.3	26.5
Plaskolite PPC Intermediate II LLC and Plaskolite PPC Blocker LLC (13)	Manufacturer of specialized acrylic and polycarbonate sheets	First lien senior secured revolving loan	10.65%	SOFR (Q)	7.00%	05/2025	02/2030		4.6	4.6	4.3	(2)(9)(12)
		First lien senior secured loan	11.64% (4.00% PIK)	SOFR (Q)	8.00%	05/2025	05/2030		266.2	266.1	252.8	(2)(9)
		Preferred units				10/2023		841		0.1	0.1	(2)
		Preferred units				05/2025		26,025		0.4	0.5	(2)
		Co-invest units				12/2018		5,969		0.6	—	(2)
										271.8	257.7
PLZ Corp.	Manufacturer of specialty aerosol and liquid products	Second lien senior secured loan	14.25% (7.25% PIK)			03/2026	03/2033		75.0	75.0	72.7	(2)
Precision Concepts Parent Inc., Precision Concepts International LLC, and Precision Concepts Canada Corporation (13)	Manufacturer of diversified packaging solutions and plastic injection molded products	First lien senior secured revolving loan	8.42%	SOFR (Q)	4.75%	07/2025	08/2032		1.2	1.2	1.2	(2)(6)(9)
		First lien senior secured loan	8.42%	SOFR (Q)	4.75%	07/2025	08/2032		24.8	24.8	24.5	(2)(6)(9)
		First lien senior secured loan	8.42%	SOFR (Q)	4.75%	10/2025	08/2032		7.8	7.8	7.7	(2)(6)(9)
										33.8	33.4
Reagent Chemical & Research, LLC (13)	Supplier of liquid hydrochloric acid	First lien senior secured revolving loan				04/2024	04/2030		—	—	—	(2)(11)
		First lien senior secured loan	8.92%	SOFR (M)	5.25%	04/2024	04/2031		10.8	10.7	10.8	(2)(9)
		First lien senior secured loan	8.92%	SOFR (M)	5.25%	10/2025	04/2031		11.8	11.8	11.8	(2)(9)

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of March 31, 2026
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
										22.5	22.6
SCI PH Parent, Inc.	Industrial container manufacturer, reconditioner and servicer	Series B shares				08/2018		11		1.1	1.6	(2)
Sterilex LLC (13)	Provider of enhanced sanitation technologies and solutions within the food supply chain	First lien senior secured loan	8.94%	SOFR (Q)	5.25%	09/2025	09/2030		5.3	5.3	5.3	(2)(9)

										692.8	671.7		4.78%
Consumer Durables and Apparel
Bowhunter Holdings, LLC	Provider of branded archery and bowhunting accessories	Common units				04/2014		421		4.2	—
Centric Brands LLC, Centric Brands TopCo, LLC, and Centric Brands L.P. (4)	Designer, marketer and distributor of licensed and owned apparel	First lien senior secured loan	9.17%	SOFR (Q)	5.50%	02/2024	08/2029		28.4	26.6	28.4	(2)(9)
		Senior subordinated loan	11.67% PIK	SOFR (Q)	8.00%	02/2024	02/2031		31.0	29.5	31.1	(2)(9)
		Senior subordinated loan	10.17%	SOFR (Q)	6.50%	02/2024	02/2031		18.6	17.3	18.6	(2)(9)
		Class A limited partnership interests				02/2024		6.27%		2.9	9.5	(2)
										76.3	87.6
DRS Holdings III, Inc. and DRS Holdings I, Inc. (13)	Footwear and orthopedic foot-care brand	First lien senior secured loan	8.92%	SOFR (M)	5.25%	03/2025	11/2028		59.1	59.1	59.1	(2)(9)
		Common stock				11/2019		8,549		8.5	9.3	(2)
										67.6	68.4
Fossil Group, Inc., Fossil Partners, L.P., and Fossil Canada Inc. (13)	Designer and manufacturer of consumer fashion accessories	First lien senior secured revolving loan	8.93%	SOFR (M)	5.00%	08/2025	08/2030		3.6	3.6	3.6	(2)(6)(9)
Implus Footcare, LLC, Implus Holdings, LLC, and Implus Topco, LLC (5)(13)	Provider of footwear and other accessories	First lien senior secured loan	9.70% (4.00% PIK)	SOFR (Q)	6.00%	06/2025	10/2028		14.3	14.3	14.3	(2)(9)
		First lien senior secured loan	9.70% PIK	SOFR (Q)	6.00%	07/2025	10/2028		30.0	30.0	30.0	(2)(9)
		Common units				07/2025		28,049,368		41.9	33.1	(2)
										86.2	77.4
Johnnie-O Inc. and Johnnie-O Holdings Inc.	Apparel retailer	First lien senior secured loan	9.31%	SOFR (Q)	5.50%	03/2022	03/2027		17.5	17.4	17.5	(2)(9)
		Series A convertible preferred stock				03/2022		144,210		4.2	6.4	(2)
		Warrant to purchase shares of common stock				03/2022	03/2032	93,577		1.5	4.2	(2)
										23.1	28.1
Lew's Intermediate Holdings, LLC	Outdoor brand holding company	First lien senior secured loan	8.67%	SOFR (Q)	5.00%	02/2021	02/2028		0.9	0.9	0.9	(2)(9)
Pelican Products, Inc.	Flashlights manufacturer	First lien senior secured revolving loan	7.85%	SOFR (Q)	4.00%	12/2021	09/2028		2.3	2.3	2.0	(2)(9)
		Second lien senior secured loan	11.71%	SOFR (Q)	7.75%	12/2021	12/2029		60.0	60.0	54.0	(2)(9)
										62.3	56.0
Rawlings Sporting Goods Company, Inc. and SEP Diamond Fund, L.P. (13)(14)	Sports equipment manufacturing company	First lien senior secured revolving loan	7.52%	SOFR (M)	3.75%	11/2024	11/2029		8.3	8.3	8.3	(2)(9)

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of March 31, 2026
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured loan	8.60%	SOFR (Q)	4.75%	12/2020	11/2030		32.8	32.8	32.8	(2)(9)
		First lien senior secured loan	8.60%	SOFR (Q)	4.75%	11/2021	11/2030		0.1	0.1	0.1	(2)(9)
		First lien senior secured loan	8.60%	SOFR (Q)	4.75%	02/2024	11/2030		5.6	5.6	5.6	(2)(9)
		First lien senior secured loan	8.60%	SOFR (Q)	4.75%	11/2024	11/2030		3.3	3.3	3.3	(2)(9)
		Limited partnership interest				06/2024		11,107,539		11.1	19.6	(2)
										61.2	69.7
Reef Lifestyle, LLC (13)	Apparel retailer	First lien senior secured revolving loan	10.42% (1.00% PIK)	SOFR (Q)	6.75%	10/2018	10/2027		41.3	41.3	41.3	(2)(9)(12)
		First lien senior secured revolving loan	10.42% (1.00% PIK)	SOFR (Q)	6.75%	07/2020	10/2027		4.9	4.9	4.9	(2)(9)(12)
		First lien senior secured loan	10.42% (1.00% PIK)	SOFR (M)	6.75%	10/2018	10/2027		19.7	19.7	19.7	(2)(9)
		First lien senior secured loan	10.42% (1.00% PIK)	SOFR (Q)	6.75%	07/2020	10/2027		4.1	4.1	4.1	(2)(9)
										70.0	70.0
S Toys Holdings LLC (fka The Step2 Company, LLC) (5)	Toy manufacturer	Common units				04/2011		1,116,879		—	—
		Class B common units				10/2014		126,278,000		—	—
		Warrant to purchase units				04/2010	12/2050	3,157,895		—	—
										—	—
Shoes For Crews Global, LLC and Shoes For Crews Holdings, LLC (4)(13)	Manufacturer and distributor of slip resistant footwear	First lien senior secured loan	10.46%	SOFR (Q)	6.50%	04/2024	07/2029		1.2	1.2	1.2	(2)(9)
		First lien senior secured loan	10.46%	SOFR (M)	6.50%	06/2024	07/2029		6.5	6.5	6.5	(2)(9)
		First lien senior secured loan	10.96%	SOFR (Q)	7.00%	06/2024	07/2029		3.8	3.8	3.8	(2)(9)
		Class A common units				06/2024		8,474		10.5	12.9	(2)
										22.0	24.4
Sport Maska Inc. (13)	Manufacturer of hockey equipment and related accessories	First lien senior secured revolving loan	8.92%	SOFR (M)	5.25%	12/2024	12/2030		1.7	1.8	1.8	(2)(6)(9)(12)
		First lien senior secured revolving loan	7.52%	CORRA (M)	5.25%	12/2024	12/2030		0.5	0.6	0.5	(2)(6)(9)(12)
		First lien senior secured loan	7.78%	CDOR (M)	5.50%	12/2024	12/2030		36.0	34.9	36.0	(2)(6)(9)
										37.3	38.3
St Athena Global LLC and St Athena Global Holdings Limited (13)	Designer and manufacturer of branded premium-quality tableware	First lien senior secured revolving loan	8.92%	SOFR (Q)	5.25%	06/2024	06/2029		0.3	0.3	0.3	(2)(6)(9)
		First lien senior secured loan	8.94%	SOFR (Q)	5.25%	06/2024	06/2030		29.7	29.7	29.1	(2)(6)(9)
		First lien senior secured loan	8.98%	SONIA (M)	5.25%	06/2024	06/2030		17.8	16.9	17.4	(2)(6)(9)
										46.9	46.8
Team Acquisition Corporation	Provider of team uniforms and athletic wear	First lien senior secured revolving loan				01/2024	11/2028		5.7	5.6	3.5	(2)(8)(12)
		First lien senior secured loan				01/2024	11/2029		34.1	33.7	20.8	(2)(8)
										39.3	24.3

										600.9	595.5		4.23%

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of March 31, 2026
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Independent Power and Renewable Electricity Producers
Apex Clean Energy TopCo, LLC (4)	Developer, builder and owner of utility-scale wind and solar power facilities	Class A common units				11/2021		1,335,610		134.7	226.0
		Class B common units				07/2025		113,136		11.3	19.2
										146.0	245.2
BNZ TopCo B.V. (13)	Developer and operator of solar photovoltaic plants	Senior subordinated loan	8.88%	Euribor (Q)	6.75%	10/2024	10/2030		13.1	11.9	12.9	(2)(6)(9)
Sunrun Luna Holdco 2021, LLC (13)	Residential solar energy provider	Senior subordinated revolving loan	10.42%	SOFR (Q)	6.75%	02/2026	02/2030		75.3	75.3	71.5	(2)(6)(9)
		Senior subordinated loan	10.41%	SOFR (Q)	6.75%	03/2022	04/2027		144.7	144.7	137.5	(2)(6)(9)
										220.0	209.0
Sunrun Xanadu Issuer 2019-1, LLC and Sunrun Xanadu Holdings 2019-1, LLC	Residential solar energy provider	First lien senior secured loan	3.98%			06/2019	06/2054		0.2	0.2	0.2	(2)(6)
		Senior subordinated loan	10.60% (6.60% PIK)	SOFR (Q)	6.90%	06/2019	07/2030		88.1	88.1	87.2	(2)(6)(9)
										88.3	87.4

										466.2	554.5		3.94%
Household and Personal Products
Beacon Wellness Brands, Inc. and CDI Holdings I Corp. (13)	Provider of personal care appliances	First lien senior secured loan	12.77% (1.25% PIK)	SOFR (M)	9.00%	12/2021	12/2027		3.4	3.4	3.3	(2)(9)
		Common stock				12/2021		6,149		6.1	2.4	(2)
										9.5	5.7
Foundation Consumer Brands, LLC (13)	Pharmaceutical holding company of over the counter brands	First lien senior secured loan	8.80%	SOFR (Q)	5.00%	02/2021	02/2029		30.3	30.1	30.3	(2)(9)
		First lien senior secured loan	8.80%	SOFR (Q)	5.00%	06/2023	02/2029		0.2	0.2	0.2	(2)(9)
										30.3	30.5
LifeStyles Bidco Ltd., Lifestyles US Holdco, Inc. and LifeStyles Parent, L.P.	Provider of intimate wellness products	First lien senior secured loan	9.45%	SOFR (Q)	5.75%	11/2022	11/2028		18.0	18.0	18.0	(2)(6)(9)
		First lien senior secured loan	9.45%	SOFR (Q)	5.75%	12/2023	11/2028		9.1	8.7	9.1	(2)(6)(9)
		Preferred units	8.00% PIK			11/2022		3,178		4.1	4.1	(2)(6)
		Class B common units				11/2022		32,105		—	1.4	(2)(6)
										30.8	32.6
pH Beauty Holdings III, Inc. (13)	Beauty and personal care platform	First lien senior secured loan	8.65%	SOFR (Q)	5.00%	02/2025	09/2027		12.2	12.2	12.2	(2)
Premier Specialties, Inc. and RMCF V CIV XLIV, L.P.	Manufacturer and supplier of natural fragrance materials and cosmeceuticals	First lien senior secured revolving loan	10.77%	SOFR (M)	7.00%	08/2021	08/2027		3.5	3.5	3.1	(2)(9)
		First lien senior secured loan	10.77%	SOFR (M)	7.00%	08/2021	08/2027		28.0	28.0	25.2	(2)(9)
		Limited partner interests				08/2021		2.69%		5.0	0.9	(2)
										36.5	29.2
RD Holdco Inc. (5)	Manufacturer and marketer of carpet cleaning machines	Common stock				01/2017		458,596		14.0	—

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of March 31, 2026
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		Common units				12/2025		206,254		—	—
		Common units				12/2025		350		—	—
		Common units				12/2025		649,880		17.5	23.8
										31.5	23.8
Silk Holdings III LLC and Silk Holdings I Corp. (13)	Producer of personal care products	First lien senior secured loan	8.17%	SOFR (M)	4.50%	05/2023	12/2032		64.1	64.1	63.5	(2)(9)
		First lien senior secured loan	8.17%	SOFR (M)	4.50%	12/2025	12/2032		132.9	132.9	131.6	(2)(9)
		Common stock				05/2023		15,786		18.1	41.8	(2)
										215.1	236.9
TCI Buyer LLC and TCI Holdings, LP (13)	Contract formulator and manufacturer of beauty and personal care products	First lien senior secured loan	8.42%	SOFR (M)	4.75%	11/2024	11/2030		14.8	14.8	14.8	(2)(9)
		Common stock				11/2024		24,010		2.4	2.5	(2)
										17.2	17.3
Walnut Parent, Inc.	Manufacturer of natural solution pest and animal control products	First lien senior secured loan	10.10% (3.38% PIK)	SOFR (Q)	6.25%	11/2020	11/2029		14.4	14.4	13.4	(2)(9)
		First lien senior secured loan	9.57%	SOFR (Q)	5.75%	04/2022	11/2029		0.1	0.1	0.1	(2)(9)
										14.5	13.5
WU Holdco, Inc. (13)	Manufacturer and distributor of household cleaning products with focus on specialized surfaces	First lien senior secured revolving loan	8.45%	SOFR (Q)	4.75%	04/2025	04/2032		1.3	1.3	1.3	(2)
		First lien senior secured loan	8.45%	SOFR (Q)	4.75%	04/2025	04/2032		10.5	10.5	10.5	(2)(9)
										11.8	11.8

										409.4	413.5		2.94%
Automobiles and Components
Automotive Keys Group, LLC and Automotive Keys Investor, LLC	Provider of replacement wireless keys for automotive market	First lien senior secured loan	10.35%	SOFR (Q)	6.50%	12/2021	08/2026		0.1	0.1	0.1	(2)(9)
		First lien senior secured loan	10.35%	SOFR (Q)	6.50%	12/2022	08/2026		4.2	4.2	3.7	(2)(9)
		Preferred units				11/2020		4,113,113		5.1	0.4	(2)
		Preferred units				11/2020		1,095,046		1.1	0.1	(2)
		Class A common units				11/2020		5,208,159		—	—	(2)
										10.5	4.3
Churchill OpCo Holdings LLC and Victory Topco, LP (13)	Operator of collision repair centers	First lien senior secured loan	8.70%	SOFR (Q)	5.00%	11/2023	11/2029		21.8	21.8	21.8	(2)(9)
		First lien senior secured loan	8.70%	SOFR (Q)	5.00%	12/2025	11/2029		2.9	2.9	2.9	(2)(9)
		Class A-2 common units				11/2023		20,170		2.0	5.6	(2)
										26.7	30.3
Collision SP Subco, LLC (13)	Provider of auto body collision repair services	First lien senior secured revolving loan	8.42%	SOFR (Q)	4.75%	01/2024	01/2030		0.2	0.2	0.2	(2)(9)
		First lien senior secured loan	8.43%	SOFR (Q)	4.75%	01/2024	01/2030		10.1	10.1	10.1	(2)(9)
		First lien senior secured loan	8.46%	SOFR (S)	4.75%	04/2025	01/2030		0.7	0.7	0.7	(2)(9)
										11.0	11.0

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of March 31, 2026
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Continental Acquisition Holdings, Inc. and Continental Group Holdings, L.P.	Distributor of aftermarket batteries to the electric utility vehicle, automotive, commercial, marine and industrial markets	First lien senior secured loan				01/2021	07/2028		43.5	37.0	23.5	(2)(8)
		First lien senior secured loan				12/2021	07/2028		6.5	5.5	3.5	(2)(8)
		Class A units				07/2025		52,073		—	—	(2)
										42.5	27.0
Faraday&Future Inc., FF Inc., Faraday SPE, LLC and Faraday Future Intelligent Electric Inc.	Electric vehicle manufacturer	Warrant to purchase shares of Class A common stock				08/2021	08/2027	27,824,527		2.3	—	(2)
Highline Aftermarket Acquisition, LLC, Highline Aftermarket SC Acquisition, Inc. and Highline PPC Blocker LLC (13)	Manufacturer and distributor of automotive fluids	Co-invest units				11/2020		59,230		5.9	12.8	(2)
Sun Acquirer Corp. and Sun TopCo, LP (13)	Automotive parts and repair services retailer	First lien senior secured revolving loan				09/2021	09/2027		—	—	—	(2)(11)
		First lien senior secured loan	8.17%	SOFR (M)	4.50%	09/2021	09/2028		21.9	21.9	21.7	(2)(9)
		First lien senior secured loan	8.17%	SOFR (M)	4.50%	11/2021	09/2028		9.1	9.1	9.0	(2)(9)
		First lien senior secured loan	8.17%	SOFR (M)	4.50%	11/2024	09/2028		38.2	38.2	37.8	(2)(9)
		Class A units				09/2021		79,688		8.0	11.2	(2)
										77.2	79.7
Telle Tire & Auto Service, LLC and Next Horizon Capital TireCo SPV, LP (13)	Provider of automobile parts and auto repair services	First lien senior secured revolving loan	8.38%	SOFR (S)	4.75%	03/2025	03/2031		0.2	0.2	0.2	(2)(9)
		First lien senior secured revolving loan	10.50%	Base Rate (Q)	3.75%	03/2025	03/2031		0.1	0.1	0.1	(2)(9)
		First lien senior secured loan	8.40%	SOFR (Q)	4.75%	03/2025	03/2031		3.7	3.7	3.7	(2)(9)
		First lien senior secured loan	8.44%	SOFR (S)	4.75%	07/2025	03/2031		6.2	6.2	6.2	(2)(9)
		First lien senior secured loan	8.38%	SOFR (S)	4.75%	01/2026	03/2031		7.9	7.9	7.9	(2)(9)
		Limited partnership interests				03/2025		330,000		0.3	0.4
										18.4	18.5
Truck-Lite Co., LLC, ECCO Holdings Corp., and Clarity Technologies Holdings, LP (13)	Provider of global transportation safety and productivity applications	First lien senior secured revolving loan				06/2025	02/2031		—	—	—	(2)(11)
		First lien senior secured loan	8.42%	SOFR (M)	4.75%	06/2025	02/2032		144.0	144.0	144.0	(2)(9)
		Class A units				09/2025		55,220		5.5	5.2	(2)
										149.5	149.2

										344.0	332.8		2.37%
Energy
GNZ Energy Bidco Limited and Galileo Co-investment Trust I (13)	Independent fuel provider in New Zealand	First lien senior secured loan	8.51%	BKBM (M)	6.00%	05/2022	07/2027		27.9	30.5	27.9	(2)(6)(9)
		Common units				07/2022		17,616,667		5.1	13.8	(2)(6)
										35.6	41.7
See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of March 31, 2026
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
HighPeak Energy, Inc.	Oil and gas exploration and production company	First lien senior secured loan	11.35%	SOFR (Q)	7.50%	09/2023	09/2028		156.7	155.6	156.7	(2)(6)(9)
Murchison Oil and Gas, LLC and Murchison Holdings, LLC	Exploration and production company	Preferred units				06/2022		41,000		—	0.8
Phoenix Operating LLC	Oil and gas investment company	First lien senior secured loan	10.80%	SOFR (Q)	7.00%	08/2025	10/2028		46.0	43.6	44.4	(2)(9)
		First lien senior secured loan	10.80%	SOFR (Q)	7.00%	10/2025	10/2028		28.0	28.0	28.0	(2)(9)
		First lien senior secured loan	10.80%	SOFR (Q)	7.00%	02/2026	10/2028		33.0	33.0	33.0	(2)(9)
										104.6	105.4
VPROP Operating, LLC and V SandCo, LLC (5)	Sand-based proppant producer and distributor to the oil and natural gas industry	First lien senior secured loan				03/2017	11/2026		33.3	30.3	5.6	(2)(8)
		First lien senior secured loan	13.43% PIK	SOFR (M)	9.50%	06/2020	11/2026		7.3	7.3	7.3	(2)(9)
		First lien senior secured loan	13.43% PIK	SOFR (M)	9.50%	11/2020	11/2026		6.1	6.1	6.1	(2)(9)
		First lien senior secured loan	13.43% PIK	SOFR (M)	9.50%	12/2024	11/2026		7.6	7.6	7.6	(2)(9)
		Class A units				11/2020		347,900		32.8	—	(2)
										84.1	26.6

										379.9	331.2		2.35%
Food and Beverage
American Seafoods Group LLC and American Seafoods Partners LLC	Harvester and processor of seafood	Class A units				08/2015		77,922		0.1	0.1	(2)
		Warrant to purchase units of Class A units				08/2015	08/2035	7,422,078		7.4	8.1	(2)
										7.5	8.2
Badia Spices, LLC (13)	Spices & seasonings brand	First lien senior secured loan	7.92%	SOFR (Q)	4.25%	11/2024	11/2030		8.6	8.6	8.6	(2)(9)
Berner Food & Beverage, LLC (13)	Supplier of dairy-based food and beverage products	First lien senior secured revolving loan	9.82%	SOFR (Q)	6.00%	07/2021	07/2026		0.8	0.8	0.8	(2)(9)
		First lien senior secured revolving loan	11.75%	Base Rate (Q)	5.00%	07/2021	07/2026		0.3	0.3	0.3	(2)(9)
		First lien senior secured loan	9.82%	SOFR (Q)	6.00%	12/2024	07/2027		1.4	1.4	1.4	(2)(9)
										2.5	2.5
Bragg Live Food Products, LLC and SPC Investment Co., L.P. (4)	Health food company	Common units				03/2019		14,850		8.4	17.0	(2)
CHG PPC Parent LLC & PPC CHG Blocker LLC	Diversified food products manufacturer	Common units				12/2021		59		3.0	5.0	(2)
Demakes Enterprises, LLC	Value-added protein manufacturer	First lien senior secured loan	9.70%	SOFR (Q)	6.00%	12/2023	12/2029		6.1	6.1	6.1	(2)(9)
Florida Food Products, LLC	Provider of plant extracts and juices	First lien senior secured loan	9.15%	SOFR (Q)	5.50%	10/2021	10/2030		0.1	0.1	0.1	(2)(9)
		First lien senior secured loan	8.76% (2.00% PIK)	SOFR (Q)	5.00%	10/2021	10/2030		0.4	0.4	0.2	(2)(9)
		First lien senior secured loan	9.15%	SOFR (Q)	5.50%	06/2022	10/2030		0.1	0.1	0.1	(2)(9)
		First lien senior secured loan	8.65% (2.00% PIK)	SOFR (Q)	5.00%	06/2022	10/2030		0.4	0.4	0.2	(2)(9)
		First lien senior secured loan	8.78% (2.00% PIK)	SOFR (Q)	5.00%	10/2025	10/2030		12.6	8.2	8.7	(2)(9)

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of March 31, 2026
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
		First lien senior secured loan	9.15%	SOFR (Q)	5.50%	10/2025	10/2030		0.1	0.1	0.1	(2)(9)
		First lien senior secured loan				10/2025	04/2031		60.5	35.7	36.3	(2)(8)
										45.0	45.7
Forward Keystone Holdings, LP (13)	Provider of better-for-you breakfast and snacking brand	Senior subordinated loan	15.00% (8.00% PIK)			03/2025	03/2029		27.5	27.5	27.5	(2)
		Common units				03/2025		3,852,000		3.9	4.0	(2)
										31.4	31.5
Gotham Greens Holdings, PBC	Producer of vegetables and culinary herbs for restaurants and retailers	Second lien senior secured loan	15.00% PIK			11/2025	02/2029		3.3	3.1	3.0
		Series E-1 preferred stock				06/2022		188,605		16.5	—	(2)
		Warrant to purchase shares of Series E-1 preferred stock				06/2022	06/2032	78,216		—	—	(2)
										19.6	3.0
HBH Buyer, LLC (13)	Food retailer specializing in fully cooked hams and catering services	First lien senior secured loan	8.95%	SOFR (Q)	5.25%	09/2025	09/2031		23.8	23.8	23.8	(2)(9)
KNPC HoldCo, LLC	Producer of trail mix and mixed nut snack products	First lien senior secured loan	9.27%	SOFR (Q)	5.50%	04/2022	10/2029		5.4	5.4	5.4	(2)(9)
		First lien senior secured loan	10.52%	SOFR (S)	6.75%	12/2022	10/2029		1.3	1.3	1.3	(2)(9)
		First lien senior secured loan	9.77%	SOFR (S)	6.00%	11/2023	10/2029		2.7	2.7	2.7	(2)(9)
		First lien senior secured loan	9.52%	SOFR (S)	5.75%	12/2024	10/2029		27.4	27.4	27.4	(2)(9)
										36.8	36.8
Manna Pro Products, LLC and MP Blocker A LLC	Manufacturer and supplier of specialty nutrition and care products for animals	Common units				10/2025		998		—	—	(2)
Max US Bidco Inc.	Manufacturer of premium dry dog food	First lien senior secured loan	8.70%	SOFR (Q)	5.00%	10/2023	10/2030		1.0	0.9	0.8	(2)(16)
Primo Water Holdings Inc and Triton Water Holdings Inc	Producer and provider of bottled water brands	Senior subordinated loan	6.25%			03/2021	04/2029		0.1	0.1	0.1	(2)(6)(16)
RB Holdings InterCo, LLC (13)	Manufacturer of pet food and treats	First lien senior secured revolving loan	8.82%	SOFR (Q)	5.00%	05/2022	05/2028		0.8	0.8	0.8	(2)(9)
		First lien senior secured loan	9.07%	SOFR (Q)	5.25%	05/2022	05/2028		11.1	11.1	10.7	(2)(9)
										11.9	11.5
Spindrift Beverage Co., Inc. and SBC Aggregator LP (13)(14)	Premium flavored sparkling water brand	First lien senior secured revolving loan	8.67%	SOFR (Q)	5.00%	02/2025	02/2032		0.4	0.4	0.4	(2)(9)
		First lien senior secured loan	8.65%	SOFR (Q)	5.00%	02/2025	02/2032		12.2	12.2	12.2	(2)(9)
		Limited partnership units				02/2025		8,739		8.7	11.8	(2)
										21.3	24.4
Sugar PPC Buyer LLC (13)	Manufacturer and distributor of food products	First lien senior secured loan	8.42%	SOFR (S)	4.75%	10/2023	10/2031		15.5	15.5	15.5	(2)(9)
		First lien senior secured loan	8.35%	SOFR (S)	4.75%	07/2024	10/2031		1.2	1.2	1.2	(2)(9)
										16.7	16.7
Supplying Demand, Inc. (13)	Provider of canned beverages	First lien senior secured revolving loan	7.67%	SOFR (Q)	4.00%	11/2024	11/2027		—	—	—	(2)(9)

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of March 31, 2026
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Teasdale Foods, Inc. and Familia Group Holdings Inc.	Provider of beans, sauces and hominy to the retail, foodservice and wholesale channels	First lien senior secured loan				12/2020	03/2029		77.4	76.7	59.6	(2)(8)
		Warrant to purchase shares of common stock				02/2019	02/2034	57,827		—	—	(2)
										76.7	59.6
Watermill Express, LLC and Watermill Express Holdings, LLC (13)	Owner and operator of self-service water and ice stations	First lien senior secured revolving loan				04/2021	04/2031		—	—	—	(2)(11)
		First lien senior secured loan	8.20%	SOFR (Q)	4.50%	04/2021	04/2031		9.4	9.4	9.4	(2)(9)
		First lien senior secured loan	8.20%	SOFR (Q)	4.50%	01/2024	04/2031		5.6	5.6	5.6	(2)(9)
		First lien senior secured loan	8.17%	SOFR (Q)	4.50%	08/2024	04/2031		3.9	3.9	3.9	(2)(9)
		First lien senior secured loan	8.20%	SOFR (Q)	4.50%	04/2025	04/2031		3.7	3.7	3.7	(2)(9)
		Class E units				07/2025		45,449		—	—
										22.6	22.6

										342.9	323.9		2.30%
Transportation
FTAI Infrastructure Inc. and FIP RR Holdings LLC	Developer and operator of transportation and energy infrastructure businesses	First lien senior secured loan	9.75%			02/2026	02/2028		111.1	111.1	107.8	(2)(6)
Marco Polo Fund SCSp-RAIF (14)	Operator of airports in Italy	Limited Partnership Interest				02/2026		10,269,171		12.2	11.9	(2)(6)
Nordic Ferry Infrastructure AS	Private passenger & freight ferry transportation company	Senior subordinated loan	7.01%	Euribor (Q)	5.00%	11/2024	11/2031		0.1	0.1	0.1	(2)(6)
		Senior subordinated loan	9.16%	NIBOR (Q)	5.00%	11/2024	11/2031		0.1	0.1	0.1	(2)(6)
										0.2	0.2
Zeppelin US Buyer Inc. and Providence Equity Partners IX-C L.P. (13)(14)	Specialty logistics platform for high-stakes projects in music, sports, production, fine art, and automotive industries	First lien senior secured loan	8.45%	SOFR (Q)	4.75%	07/2025	08/2032		11.0	11.0	11.0	(2)(9)
		Limited partnership interest				07/2025		1,418,569		1.4	1.7	(2)
										12.4	12.7

										135.9	132.6		0.94%
Gas Utilities
Ferrellgas, L.P. and Ferrellgas Partners, L.P.	Distributor of propane and related accessories	Senior preferred units	8.96%			03/2021		64,155		64.2	73.4
		Class B units				09/2022		95,354		15.4	12.9	(2)
										79.6	86.3
Opal Fuels Intermediate HoldCo LLC, and Opal Fuels Inc.	Owner of natural gas facilities	First lien senior secured loan	7.20%	SOFR (Q)	3.50%	09/2023	09/2028		0.1	0.1	0.1	(2)(6)
		Class A common stock				07/2022		3,059,533		23.3	7.7	(6)(16)
										23.4	7.8

										103.0	94.1		0.67%

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of March 31, 2026
(dollar amounts in millions)
(unaudited)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Data Centers
Retained Vantage Data Centers Intermediate Holdco, LP and Retained Vantage Data Centers Assets, LP (13)	Global data center developer and operator	Senior subordinated loan	9.50%			12/2025	12/2031		67.8	67.8	66.6	(2)

										67.8	66.6		0.47%
Telecommunication Services
Expereo USA, Inc. and Ristretto Bidco B.V. (13)	Global internet managed service provider	First lien senior secured loan	10.17% (3.50% PIK)	SOFR (Q)	6.50%	12/2024	12/2030		62.4	62.4	61.1	(2)(6)(9)

										62.4	61.1		0.43%
Technology Hardware and Equipment
Everspin Technologies, Inc.	Designer and manufacturer of computer memory solutions	Warrant to purchase shares of common stock				10/2016	10/2026	18,461		0.4	—
Excelitas Technologies Corp. (13)	Provider of photonic solutions	First lien senior secured loan	8.92%	SOFR (M)	5.25%	05/2024	08/2029		7.1	7.1	7.1	(2)(9)
FL Hawk Intermediate Holdings, Inc. (13)	Provider of variable data labeling for the apparel industry	First lien senior secured loan	8.20%	SOFR (Q)	4.50%	10/2024	02/2030		10.2	10.1	10.2	(2)(9)
PerkinElmer U.S. LLC and NM Polaris Co-Invest, L.P.	Provider of analytical instrumentation and testing equipment and services	First lien senior secured loan	8.43%	SOFR (M)	4.75%	05/2024	03/2029		11.0	11.0	11.0	(2)(9)
		Class A-2 units				01/2022		34,832		4.8	5.2
		Limited partnership interests				03/2023		0.55%		9.9	14.6	(2)
										25.7	30.8
Repairify, Inc. and Repairify Holdings, LLC (13)	Provider of automotive diagnostics scans and solutions	First lien senior secured revolving loan	9.24%	SOFR (S)	5.25%	06/2021	06/2027		5.1	5.1	5.1	(2)(9)
		First lien senior secured loan	9.12%	SOFR (S)	5.25%	05/2025	06/2027		5.0	5.0	5.0	(2)(9)
		Class A common units				06/2021		163,820		4.9	2.9	(2)
										15.0	13.0

										58.3	61.1		0.43%
Real Estate Management and Development
Odevo AB (13)	Technology-enabled provider of residential property management services	First lien senior secured loan	8.49%	SONIA (M)	4.75%	09/2025	12/2030		2.4	2.4	2.4	(2)(6)

										2.4	2.4		0.02%

Total Investments										$29,647.5	$29,499.3	(17)	209.73%

See accompanying notes to consolidated financial statements.

Derivative Instruments

Foreign currency forward contracts

Description	Notional Amount to be Purchased	Notional Amount to be Sold		Counterparty	Settlement Date	Unrealized Appreciation / (Depreciation)
Foreign currency forward contract	$324		€317	Royal Bank of Canada	April 24, 2026	$3
Foreign currency forward contract	$172	CAD	238	Canadian Imperial Bank of Commerce	April 24, 2026	2
Foreign currency forward contract	$112		€96	Canadian Imperial Bank of Commerce	April 24, 2026	2
Foreign currency forward contract	$88	CAD	101	Royal Bank of Canada	April 24, 2026	1
Foreign currency forward contract	$83		£67	Canadian Imperial Bank of Commerce	April 24, 2026	1
Foreign currency forward contract	$83		£67	Royal Bank of Canada	April 24, 2026	1
Foreign currency forward contract	$80		£72	Canadian Imperial Bank of Commerce	June 11, 2027	—
Foreign currency forward contract	$55		£41	Canadian Imperial Bank of Commerce	July 28, 2028	1
Foreign currency forward contract	$55		£41	Royal Bank of Canada	July 28, 2028	1
Foreign currency forward contract	$54	CAD	58	Royal Bank of Canada	January 31, 2028	(1)
Foreign currency forward contract	$49		¥4,066	Royal Bank of Canada	January 31, 2028	2
Foreign currency forward contract	$42		£34	Royal Bank of Canada	August 21, 2026	(3)
Foreign currency forward contract	$40	NZD	69	Royal Bank of Canada	April 24, 2026	1
Foreign currency forward contract	$34	CAD	47	Canadian Imperial Bank of Commerce	March 31, 2028	—
Foreign currency forward contract	$34		€29	Canadian Imperial Bank of Commerce	June 11, 2027	—
Foreign currency forward contract	$28	CAD	39	Canadian Imperial Bank of Commerce	March 31, 2027	—
Foreign currency forward contract	$24		£17	Royal Bank of Canada	June 27, 2028	1
Foreign currency forward contract	$16		€13	Canadian Imperial Bank of Commerce	August 14, 2028	—
Foreign currency forward contract	$15		£14	Canadian Imperial Bank of Commerce	August 21, 2026	(1)
Foreign currency forward contract	$13	AUD	14	Canadian Imperial Bank of Commerce	November 17, 2026	—
Foreign currency forward contract	$6	NOK	64	Canadian Imperial Bank of Commerce	April 24, 2026	—
Total						$11
Interest rate swaps

Description	Hedged Item	Company Receives	Company Pays	Counterparty	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Change in Unrealized Appreciation / (Depreciation)
Interest rate swap	January 2027 Notes	7.000%	SOFR +2.5810%	Wells Fargo Bank, N.A.	01/15/2027	$900	$4	$—	$(4)
Interest rate swap	March 2029 Notes	5.875%	SOFR +2.0230%	Wells Fargo Bank, N.A.	03/01/2029	1,000	6	—	(7)
Interest rate swap	July 2029 Notes	5.950%	SOFR +1.6430%	Wells Fargo Bank, N.A.	07/15/2029	850	17	—	(8)
Interest rate swap	September 2030 Notes	5.500%	SOFR +1.7705%	Wells Fargo Bank, N.A.	09/01/2030	750	2	—	(5)
Interest rate swap	January 2031 Notes	5.100%	SOFR +1.7270%	SMBC Capital Markets, Inc.	01/15/2031	650	(8)	—	(4)
Interest rate swap	April 2031 Notes	5.250%	SOFR + 1.7217%	SMBC Capital Markets, Inc.	04/12/2031	750	(5)	—	(5)
Interest rate swap	March 2032 Notes	5.800%	SOFR +1.6995%	Wells Fargo Bank, N.A.	03/08/2032	1,000	20	—	(8)
Total						$5,900	$36	$—	$(41)
______________________________________________

(1)Other than the Company’s investments listed in footnote 5 below (subject to the limitations set forth therein), the Company does not “Control” any of its portfolio companies, for the purposes of the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”). In general, under the Investment Company Act, the Company would “Control” a portfolio company if the Company owned more than 25% of its outstanding voting securities (i.e., securities with the right to elect directors) and/or had the power to exercise control over the management or policies of such portfolio company. All of the Company’s portfolio company investments, which as of March 31, 2026 represented 210% of the Company’s net assets or 96% of the Company’s total assets, are subject to legal restrictions on sales.

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

(4)As defined in the Investment Company Act, the Company is deemed to be an “Affiliated Person” because it owns 5% or more of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions as of and during the three months ended March 31, 2026 in which the issuer was an Affiliated Person of the Company (but not a portfolio company that the Company is deemed to Control) are as follows:

For the Three Months Ended March 31, 2026										As of March 31, 2026
(in millions) Company	Purchases (cost)	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)	Fair Value
Align Precision Group, LLC and Align Precision Topco, L.P.	$0.5	$—	$—	$0.4	$—	$—	$—	$—	$—	$15.5
Apex Clean Energy TopCo, LLC	—	—	—	—	—	—	—	—	0.2	245.2
APG Intermediate Holdings Corporation and APG Holdings, LLC	—	—	—	—	—	—	—	—	(1.3)	6.3
Bragg Live Food Products, LLC and SPC Investment Co., L.P.	—	—	—	—	—	—	—	—	(4.5)	17.0
Centric Brands LLC, Centric Brands TopCo, LLC, and Centric Brands L.P.	—	—	—	2.0	—	—	—	—	1.9	87.6
Daylight Beta Parent LLC and CFCo, LLC	—	—	—	—	—	—	—	—	0.4	1.2
ESCP PPG Holdings, LLC	—	—	—	—	—	—	—	—	(0.8)	0.1
European Capital UK SME Debt LP	—	—	—	—	—	—	—	—	—	0.2
Fitness Ventures Holdings, Inc. and Meaningful Partners Fitness Ventures Co-Investment LP	0.2	0.4	—	0.3	—	—	—	—	1.9	27.1
Midco Holding, LLC and Nivel Topco, LLC	—	—	—	0.5	—	—	0.1	—	(0.8)	13.1
OPH NEP Investment, LLC	—	—	—	1.0	—	—	—	—	(0.1)	39.3
Partnership Capital Growth Investors III, L.P.	—	—	—	—	—	0.3	—	—	(0.3)	2.3
PCG-Ares Sidecar Investment, L.P.	—	—	—	—	—	—	—	—	—	0.5
Pluralsight, LLC and Pluralsight Holdings, LLC and Paradigmatic Holdco LLC	—	—	—	0.4	—	—	—	—	(17.0)	23.1
Production Resource Group, L.L.C. and PRG III, LLC	2.7	—	—	2.0	0.1	—	—	—	(6.9)	78.5
Shoes For Crews Global, LLC and Shoes for Crews Holdings, LLC	—	—	—	0.3	—	—	—	—	1.5	24.4
	$3.4	$0.4	$—	$6.9	$0.1	$0.3	$0.1	$—	$(25.8)	$581.4

See accompanying notes to consolidated financial statements.

(5)As defined in the Investment Company Act, the Company is deemed to be both an “Affiliated Person” and “Control” this portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities or it has the power to exercise control over the management or policies of such portfolio company (including through a management agreement). Transactions as of and during the three months ended March 31, 2026 in which the issuer was both an Affiliated Person and a portfolio company that the Company is deemed to Control are as follows:

For the Three Months Ended March 31, 2026										As of March 31, 2026
(in millions) Company	Purchases (cost)	Redemptions (cost)	Sales (cost)	Interest income	Capital structuring service fees	Dividend income	Other income	Net realized gains (losses)	Net unrealized gains (losses)	Fair Value
Absolute Dental Group LLC and Absolute Dental Equity, LLC	$2.9	$3.4	$—	$—	$—	$—	$—	$—	$(8.5)	$43.5
ACAS Equity Holdings Corporation	—	—	—	—	—	—	—	—	—	0.4
ADF Capital, Inc., ADF Restaurant Group, LLC, and ARG Restaurant Holdings, Inc.	—	—	—	—	—	—	—	—	—	—
ADG, LLC, GEDC Equity, LLC and RC IV GEDC Investor LLC	2.0	0.1	—	0.3	—	—	—	—	(15.5)	45.0
Adonis Acquisition Holdings LLC and Adonis Acquisition Holdings Parent LLC	1.3	—	—	0.4	—	—	—	—	(1.1)	25.1
Halex Holdings, Inc.	—	—	—	—	—	—	—	—	—	—
HCI Equity, LLC	—	—	—	—	—	—	—	—	—	—
Imaging Business Machines, L.L.C. and Scanner Holdings Corporation	—	—	—	0.7	—	1.9	0.2	—	0.7	100.4
Implus Footcare, LLC, Implus Holdings, LLC, and Implus Topco, LLC	—	—	—	1.1	—	—	—	—	(5.6)	77.4
Ivy Hill Asset Management, L.P.	378.0	146.3	—	16.7	—	78.0	—	—	(4.4)	2,661.2
Olympia Acquisition, Inc., Olympia TopCo, L.P., and Asclepius Holdings LLC	—	—	—	—	—	—	—	—	—	—
PCG-TAC-CV, LP (fka PCG-Ares Sidecar Investment II, L.P.)	—	—	—	—	—	—	—	—	—	6.8
Potomac Intermediate Holdings II LLC	—	—	—	—	—	—	—	12.5	—	—
PS Operating Company LLC and PS Op Holdings LLC	0.4	—	—	—	—	—	—	—	(3.9)	4.4
RD Holdco Inc.	—	—	—	—	—	—	—	—	(0.3)	23.8
S Toys Holdings LLC (fka The Step2 Company, LLC)	—	—	—	—	—	—	—	—	—	—
Senior Direct Lending Program, LLC	47.4	5.1	—	36.4	0.8	—	0.9	—	—	1,159.3
Startec Equity, LLC	—	—	—	—	—	—	—	—	—	—
Triple JJJ Lube, Corp. and TCC Buyer Holdco, LLC	68.4	1.7	—	0.6	0.8	—	—	—	—	66.7
Visual Edge Technology, Inc., VEIT, LLC, and VEIT Topco, LLC	0.8	0.3	—	2.1	—	—	0.1	—	(3.0)	70.5
VPROP Operating, LLC and V SandCo, LLC	—	—	—	0.7	—	—	—	—	(8.5)	26.6
	$501.2	$156.9	$—	$59.0	$1.6	$79.9	$1.2	$12.5	$(50.1)	$4,311.1
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

(6)This portfolio company is not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. Pursuant to Section 55(a) of the Investment Company Act, 24% of the Company's total assets are represented by investments at fair value and other assets that are considered “non-qualifying assets” as of March 31, 2026.

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

(8)Loan was on non-accrual status as of March 31, 2026.

(9)Loan includes interest rate floor feature.

(10)In addition to the interest earned based on the stated contractual interest rate of this security, the certificates entitle the holders thereof to receive a portion of the excess cash flow from the SDLP’s loan portfolio, after expenses, which may result in a return to the Company greater than the contractual stated interest rate.

(11)As of March 31, 2026, no amounts were funded by the Company under this first lien senior secured revolving loan; however, there were letters of credit issued and outstanding through a financial intermediary under the loan. See Note 7 for further information on letters of credit commitments related to certain portfolio companies.

(12)As of March 31, 2026, in addition to the amounts funded by the Company under this first lien senior secured revolving loan, there were also letters of credit issued and outstanding through a financial intermediary under the loan. See Note 7 for further information on letters of credit commitments related to certain portfolio companies.

(13)As of March 31, 2026, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to issue letters of credit through a financial intermediary on behalf of certain portfolio companies. Such commitments are subject to the satisfaction of certain conditions set forth in the documents governing these loans and letters of credit and there can be no assurance that such conditions will be satisfied. See Note 7 for further information on revolving and delayed draw loan commitments, including commitments to issue letters of credit, related to certain portfolio companies.

See accompanying notes to consolidated financial statements.

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net unfunded revolving and delayed draw commitments
15484880 Canada Inc. and 15484910 Canada Inc.	$11.1	$—	$11.1	$—	$—	$11.1
3 Step Sports LLC	10.2	(0.6)	9.6	—	—	9.6
Absolute Dental Group LLC and Absolute Dental Equity, LLC	25.7	(23.7)	2.0	—	(1.9)	0.1
Accommodations Plus Technologies LLC	15.6	—	15.6	—	—	15.6
ACP Avenu Midco LLC	15.2	—	15.2	—	—	15.2
Actfy Buyer, Inc.	10.4	—	10.4	—	—	10.4
Activate Holdings (US) Corp. and CrossPoint Capital AS SPV, LP	3.6	—	3.6	—	—	3.6
ADG, LLC, GEDC Equity, LLC and RC IV GEDC Investor LLC	6.2	—	6.2	—	(6.2)	—
Adonis Acquisition Holdings LLC and Adonis Acquisition Holdings Parent LLC	1.7	—	1.7	—	—	1.7
Adonis Bidco Inc.	84.6	—	84.6	—	—	84.6
Aduro Advisors, LLC	5.3	—	5.3	—	—	5.3
Advarra Holdings, Inc.	0.4	—	0.4	—	—	0.4
Aerin Medical Inc.	4.4	—	4.4	—	—	4.4
AeriTek Global US Acquisition Inc., AeriTek Global Holdings LLC, and Minus Forty QBD Corp.	3.8	(0.7)	3.1	—	—	3.1
AI Titan Parent, Inc.	15.7	—	15.7	—	—	15.7
Airx Climate Solutions, Inc.	7.0	(0.3)	6.7	—	—	6.7
Alcami Corporation and ACM Note Holdings, LLC	1.9	(0.6)	1.3	—	—	1.3
Alcresta Therapeutics, Inc.	16.3	(0.4)	15.9	—	—	15.9
Aldinger Company Inc	12.4	(0.6)	11.8	—	—	11.8
Aledade, Inc.	56.8	(19.9)	36.9	—	—	36.9
Align Precision Group, LLC and Align Precision Topco, L.P.	0.2	—	0.2	—	—	0.2
Allclear Commercial Inc., Allclear Military Inc., Allclear Space Inc., and Allclear Group LLC	0.9	—	0.9	—	—	0.9
Anaplan, Inc.	1.4	—	1.4	—	—	1.4
AP Adhesives Holdings, LLC	16.4	—	16.4	—	—	16.4
Apex Service Partners, LLC and Apex Service Partners Holdings, LLC	8.6	(4.3)	4.3	—	—	4.3
Apple Bidco Holdings, Inc.	23.2	(1.2)	22.0	—	—	22.0
Appriss Health, LLC and Appriss Health Intermediate Holdings, Inc.	0.1	—	0.1	—	—	0.1
Aptean, Inc. and Aptean Acquiror Inc.	4.5	(0.1)	4.4	—	—	4.4
AQ Sunshine, Inc.	10.2	(1.9)	8.3	—	—	8.3
Archduke Buyer, Inc.	4.8	—	4.8	—	—	4.8
Arrow Borrower 2025, Inc.	5.5	—	5.5	—	—	5.5
Artemis BidCo 2 LLC	10.6	—	10.6	—	—	10.6
Artifact Bidco, Inc.	6.9	—	6.9	—	—	6.9
Artivion, Inc.	19.2	(0.9)	18.3	—	—	18.3
ASP-r-pac Acquisition CO LLC and ASP-r-pac Holdings LP	6.2	(5.8)	0.4	—	—	0.4
AthenaHealth Group Inc., Minerva Holdco, Inc. and BCPE Co-Invest (A), LP	8.9	—	8.9	—	—	8.9
ATI Restoration, LLC	17.1	(16.2)	0.9	—	—	0.9
Avalign Holdings, Inc. and Avalign Technologies, Inc.	5.3	(3.6)	1.7	—	(1.7)	—
Badia Spices, LLC	6.7	—	6.7	—	—	6.7
Bamboo Purchaser, Inc.	0.3	—	0.3	—	—	0.3
Bamboo US BidCo LLC	10.1	(0.6)	9.5	—	—	9.5
Banyan Software Holdings, LLC and Banyan Software Intermediate, Inc.	16.5	(1.1)	15.4	—	—	15.4
Bayou Intermediate II, LLC	7.2	(1.7)	5.5	—	—	5.5
BCPE Pequod Buyer, Inc.	8.6	—	8.6	—	—	8.6
Beacon Pointe Harmony, LLC	12.4	—	12.4	—	—	12.4
Beacon Wellness Brands, Inc. and CDI Holdings I Corp.	0.3	—	0.3	—	—	0.3
Belfor Holdings, Inc.	58.5	(6.2)	52.3	—	—	52.3
Bellwether Buyer, L.L.C. and Bellwether Topco V Buyer, Inc.	10.9	(0.9)	10.0	—	—	10.0
Benecon Midco II LLC and Benecon Holdings, LLC	8.7	—	8.7	—	—	8.7
Berner Food & Beverage, LLC	1.7	(1.1)	0.6	—	—	0.6
BGI Purchaser, Inc.	35.3	(10.5)	24.8	—	—	24.8
BGIF IV Fearless Utility Services, Inc.	5.0	(0.4)	4.6	—	—	4.6
Birdie Bidco, Inc.	20.6	—	20.6	—	—	20.6
See accompanying notes to consolidated financial statements.

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net unfunded revolving and delayed draw commitments
Blue Raven Solutions, LLC, Triman Industries, Inc., and Crestwood Technology Group, LLC	4.7	(2.4)	2.3	—	—	2.3
Bluejack Fire Acquisition, Inc. and Bluejack Fire Holdings LLC	12.0	(0.7)	11.3	—	—	11.3
BNZ TopCo B.V.	22.2	—	22.2	—	—	22.2
Bobcat Purchaser, LLC and Bobcat Topco, L.P.	2.5	—	2.5	—	—	2.5
Bobtail AcquisitionCo, LLC	21.8	(1.0)	20.8	—	—	20.8
Borrower R365 Holdings LLC	1.5	—	1.5	—	—	1.5
Bottomline Technologies, Inc.	2.6	—	2.6	—	—	2.6
BrightStar Group Holdings, Inc.	4.0	(4.0)	—	—	—	—
Bulab Holdings, Inc. and Buckman PPC Co-Invest LP	17.5	(0.1)	17.4	—	—	17.4
Burgess Point Purchaser Corporation	31.5	—	31.5	—	—	31.5
Businessolver.com, Inc.	7.6	—	7.6	—	—	7.6
BVI Medical, Inc. and BVI Group Limited	12.6	—	12.6	—	—	12.6
C Block Development LLC	37.0	—	37.0	—	—	37.0
Capstone Acquisition Holdings, Inc., Capstone Logistics Holdings, Inc. and Capstone Parent Holdings, LP	21.4	(16.2)	5.2	—	—	5.2
Captive Resources Midco, LLC	1.6	—	1.6	—	—	1.6
Cardinal Parent, Inc. and Packers Software Intermediate Holdings, Inc.	5.0	—	5.0	—	—	5.0
Cards-Live Oak Holdings, Inc.	20.5	(2.6)	17.9	—	—	17.9
Cascade Parent Inc., Cascade Intermediate II, Inc., and Haveli Cascade Co-Invest I, L.P.	2.8	—	2.8	—	—	2.8
Centralsquare Technologies, LLC and Supermoose Newco, Inc.	15.8	(0.4)	15.4	—	—	15.4
Chariot Buyer LLC	12.3	—	12.3	—	—	12.3
Churchill OpCo Holdings LLC and Victory Topco, LP	37.2	—	37.2	—	—	37.2
City Line Distributors LLC and City Line Investments LLC	2.7	—	2.7	—	—	2.7
Clarion Home Services Group, LLC and LBC Breeze Holdings LLC	1.4	(1.1)	0.3	—	—	0.3
Clearstead Advisors, LLC	3.0	(0.5)	2.5	—	—	2.5
Cloud Software Group, Inc., Picard Parent, Inc., Cloud Software Group Holdings, Inc., Picard HoldCo, LLC and Elliott Alto Co-Investor Aggregator L.P.	19.0	—	19.0	—	—	19.0
ClubCorp Holdings, Inc.	7.3	—	7.3	—	—	7.3
CMG HoldCo, LLC and CMG Buyer Holdings, Inc.	50.2	(4.3)	45.9	—	—	45.9
CMI Parent, Inc.	11.0	—	11.0	—	—	11.0
Cobalt Buyer Sub, Inc., Cobalt Holdings I, LP, and Cobalt Intermediate I, Inc.	7.1	(5.4)	1.7	—	—	1.7
Collision SP Subco, LLC	6.0	(0.2)	5.8	—	—	5.8
Computer Services, Inc.	16.6	—	16.6	—	—	16.6
Convera International Holdings Limited and Convera International Financial S.A R.L.	5.5	—	5.5	—	—	5.5
CoreLogic, Inc. and T-VIII Celestial Co-Invest LP	38.9	(6.4)	32.5	—	—	32.5
Cority Software Inc., Cority Software (USA) Inc., and Cority Parent, Inc.	8.2	—	8.2	—	—	8.2
Cornerstone OnDemand, Inc. and Sunshine Software Holdings, Inc.	38.7	(8.9)	29.8	—	—	29.8
Coupa Holdings, LLC and Coupa Software Incorporated	0.9	—	0.9	—	—	0.9
Cradle Lux Bidco S.A.R.L. and Hamilton Thorne Inc.	4.0	—	4.0	—	—	4.0
Create Music Holdings, LLC	17.4	—	17.4	—	—	17.4
Creek Parent, Inc. and Creek Feeder, L.P.	30.1	(0.1)	30.0	—	—	30.0
Crown CT Parent Inc., Crown CT HoldCo Inc. and Crown CT Management LLC	0.1	—	0.1	—	—	0.1
CST Holding Company	1.9	(0.6)	1.3	—	—	1.3
CVP Holdco, Inc. and OMERS Wildcats Investment Holdings LLC	42.3	—	42.3	—	—	42.3
Databricks, Inc.	38.6	—	38.6	—	—	38.6
Datix Bidco Limited and RL Datix Holdings (USA), Inc.	47.1	—	47.1	—	—	47.1
Davidson Hotel Company LLC	3.9	—	3.9	—	—	3.9
DecoPac, Inc. and KCAKE Holdings Inc.	24.7	(5.6)	19.1	—	—	19.1
Denali Intermediate Holdings, Inc. and Denali Parent Holdings, L.P.	36.2	(1.0)	35.2	—	—	35.2
Diamond Mezzanine 24 LLC	1.0	(1.0)	—	—	—	—
Digicert, Inc., Dcert Buyer, Inc., DCert Preferred Holdings, Inc. and Destiny Digital Holdings, L.P.	4.8	—	4.8	—	—	4.8
Diligent Corporation and Diligent Preferred Issuer, Inc.	5.4	(0.5)	4.9	—	—	4.9
Display Holding Company, Inc., Saldon Holdings, Inc. and Fastsigns Holdings Inc.	8.2	—	8.2	—	—	8.2

See accompanying notes to consolidated financial statements.

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net unfunded revolving and delayed draw commitments
Divisions Holding Corporation, Divisions, Inc. and RC V Tecmo Investor LLC	9.6	—	9.6	—	—	9.6
Dorado Bidco, Inc.	7.4	—	7.4	—	—	7.4
DOXA Insurance Holdings LLC and Rocket Co-Invest, SLP	7.1	(0.5)	6.6	—	—	6.6
Doxim Inc.	2.7	(0.3)	2.4	—	—	2.4
DP Flores Holdings, LLC	11.4	—	11.4	—	—	11.4
DriveCentric Holdings, LLC	13.3	—	13.3	—	—	13.3
Drogon Bidco Inc. & Drogon Aggregator LP	10.6	—	10.6	—	—	10.6
DRS Holdings III, Inc. and DRS Holdings I, Inc.	10.9	—	10.9	—	—	10.9
Duraserv LLC	13.2	(0.5)	12.7	—	—	12.7
Eagle Football Holdings BidCo Limited and Eagle Football Holdings Limited	2.5	—	2.5	—	—	2.5
Echo Purchaser, Inc.	2.0	—	2.0	—	—	2.0
Eclipse Topco, Inc., Eclipse Investor Parent, L.P. and Eclipse Buyer, Inc.	50.4	—	50.4	—	—	50.4
Edition Holdings, Inc. and Enverus, Inc.	22.3	—	22.3	—	—	22.3
Edmunds Govtech, Inc.	3.3	(1.7)	1.6	—	—	1.6
Einstein Parent, Inc.	4.8	—	4.8	—	—	4.8
EIS Legacy Holdco, LLC	22.3	—	22.3	—	—	22.3
Elemica, Inc. and EZ Elemica Holdings, Inc.	15.3	—	15.3	—	—	15.3
Elevation Services Parent Holdings, LLC	3.5	(3.3)	0.2	—	—	0.2
Elliott Davis Advisory, LLC and Elliott Davis Advisory HoldCo, LLC	8.9	(1.7)	7.2	—	—	7.2
ELM DebtCo, LLC	2.5	—	2.5	—	—	2.5
EMB Purchaser, Inc.	42.7	(0.8)	41.9	—	—	41.9
Empower Payments Investor, LLC	2.4	—	2.4	—	—	2.4
Endurance PT Technology Buyer Corporation and Endurance PT Technology Holdings LLC	5.1	(2.0)	3.1	—	—	3.1
ESHA Intermediate, LLC	8.2	—	8.2	—	—	8.2
Essential Services Holding Corporation and OMERS Mahomes Investment Holdings LLC	49.3	(12.7)	36.6	—	—	36.6
Eternal Aus Bidco Pty Ltd	0.6	—	0.6	—	—	0.6
Excel Fitness Consolidator LLC, Health Buyer LLC and Excel Fitness Holdings, Inc.	5.5	(0.9)	4.6	—	—	4.6
Excelitas Technologies Corp.	27.1	—	27.1	—	—	27.1
Expereo USA, Inc. and Ristretto Bidco B.V.	16.6	—	16.6	—	—	16.6
Extrahop Networks, Inc.	4.3	(3.4)	0.9	—	—	0.9
Fever Labs, Inc.	38.8	(13.4)	25.4	—	(12.1)	13.3
Firebird Acquisition Corp, Inc.	6.6	(0.2)	6.4	—	—	6.4
Fitness Ventures Holdings, Inc. and Meaningful Partners Fitness Ventures Co-Investment LP	2.5	(2.3)	0.2	—	—	0.2
FL Hawk Intermediate Holdings, Inc.	2.1	—	2.1	—	—	2.1
Flexera Software LLC	1.5	—	1.5	—	—	1.5
Flinn Scientific, Inc. and WCI-Quantum Holdings, Inc.	17.5	(10.0)	7.5	—	—	7.5
Flint OpCo, LLC	7.6	—	7.6	—	—	7.6
FlyWheel Acquireco, Inc.	8.2	—	8.2	—	—	8.2
Forescout Technologies, Inc.	6.6	—	6.6	—	—	6.6
Forward Keystone Holdings, LP	7.2	—	7.2	—	—	7.2
Fossil Group, Inc., Fossil Partners, L.P., and Fossil Canada Inc.	20.8	(3.6)	17.2	—	—	17.2
Foundation Consumer Brands, LLC	2.4	—	2.4	—	—	2.4
Foundation Risk Partners, Corp.	27.8	(5.2)	22.6	—	—	22.6
Frontline Road Safety Operations, LLC	5.5	(0.1)	5.4	—	—	5.4
FS Squared Holding Corp. and FS Squared, LLC	23.6	(0.5)	23.1	—	—	23.1
G702 Buyer, Inc.	1.9	—	1.9	—	—	1.9
Galaxy Buyer, Inc. and Galaxy Topco I, L.P.	9.1	—	9.1	—	—	9.1
Galway Borrower LLC	33.4	(6.1)	27.3	—	—	27.3
Generator US Buyer, Inc. and Total Power Limited	4.0	—	4.0	—	—	4.0
Gestion ABS Bidco Inc. / ABS Bidco Holdings Inc.	5.5	—	5.5	—	—	5.5
GHP-VGS Purchaser LLC	8.7	—	8.7	—	—	8.7
GHX Ultimate Parent Corporation and Nexus TopCo LP	43.9	—	43.9	—	—	43.9
GI Ranger Intermediate LLC	3.6	(1.4)	2.2	—	—	2.2

See accompanying notes to consolidated financial statements.

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net unfunded revolving and delayed draw commitments
Global Music Rights, LLC	15.0	—	15.0	—	—	15.0
GMF Parent, Inc. and GMF Group Holdings, LP	30.1	(0.3)	29.8	—	—	29.8
GNZ Energy Bidco Limited and Galileo Co-investment Trust I	2.8	—	2.8	—	—	2.8
Goldeneye Parent, LLC	2.6	—	2.6	—	—	2.6
Goose Borrower, L.P.	19.2	—	19.2	—	—	19.2
Grit Buyer, Inc. and Integrum Grit Co-Invest LP	22.0	—	22.0	—	—	22.0
Ground Penetrating Radar Systems, LLC and RC VI Buckeye Holdings LLC	9.4	(0.5)	8.9	—	—	8.9
GS SEER Group Borrower LLC and GS SEER Group Holdings LLC	4.3	(1.4)	2.9	—	—	2.9
GSV Purchaser, Inc.	4.0	—	4.0	—	—	4.0
GTCR Everest Borrower, LLC	1.2	—	1.2	—	—	1.2
GTCR F Buyer Corp. and GTCR (D) Investors LP	0.9	—	0.9	—	—	0.9
Guidepoint Security Holdings, LLC	5.1	—	5.1	—	—	5.1
Harvey Tool Company, LLC	66.7	—	66.7	—	—	66.7
HBH Buyer, LLC	2.5	—	2.5	—	—	2.5
Heavy Construction Systems Specialists, LLC	4.0	—	4.0	—	—	4.0
Helios Service Partners, LLC and Astra Service Partners, LLC	11.5	—	11.5	—	—	11.5
HH-Stella, Inc. and Bedrock Parent Holdings, LP	17.3	(1.0)	16.3	—	—	16.3
Higginbotham Insurance Agency, Inc., HIG Operations Holdings, Inc., and HIG Intermediate, Inc.	31.1	—	31.1	—	—	31.1
High Street Buyer, Inc. and High Street Holdco LLC	6.1	—	6.1	—	—	6.1
Highline Aftermarket Acquisition, LLC, Highline Aftermarket SC Acquisition, Inc. and Highline PPC Blocker LLC	17.5	—	17.5	—	—	17.5
Hills Distribution, Inc., Hills Intermediate FT Holdings, LLC and GMP Hills, LP	15.1	(4.3)	10.8	—	—	10.8
Himalaya TopCo LLC and BCPE Hyperlink Holdings, LP	130.0	(5.9)	124.1	—	—	124.1
Horizon Avionics Buyer, LLC and Horizon CTS Buyer, LLC	34.7	(4.5)	30.2	—	—	30.2
HP RSS Buyer, Inc.	27.1	—	27.1	—	—	27.1
HS Purchaser, LLC, and Help/Systems Holdings, Inc.	15.0	—	15.0	—	—	15.0
HuFriedy Group Acquisition LLC	24.9	(0.3)	24.6	—	—	24.6
Huskies Parent, Inc., GI Insurity Parent LLC and GI Insurity TopCo LP	13.3	—	13.3	—	—	13.3
Hyland Software, Inc.	2.7	—	2.7	—	—	2.7
Hyphen Solutions, LLC	9.6	—	9.6	—	—	9.6
Icefall Parent, Inc.	1.1	—	1.1	—	—	1.1
ID.me, LLC and ID.me, Inc.	22.2	—	22.2	—	—	22.2
IFH Franchisee Holdings, LLC	18.9	(4.3)	14.6	—	—	14.6
Implus Footcare, LLC, Implus Holdings, LLC, and Implus Topco, LLC	1.5	—	1.5	—	—	1.5
Infinity Home Services Holdco, Inc., D'Angelo & Sons Construction Limited and IHS Parent Holdings, L.P.	20.9	(1.9)	19.0	—	—	19.0
Innovative Systems L.L.C.	3.1	—	3.1	—	—	3.1
Inszone Mid, LLC and INSZ Holdings, LLC	82.8	—	82.8	—	—	82.8
Internet Truckstop Group LLC	1.2	—	1.2	—	—	1.2
IQN Holding Corp.	2.3	(1.3)	1.0	—	—	1.0
IRI Group Holdings, Inc. and Circana, LLC	23.7	(0.1)	23.6	—	—	23.6
ISQ Hawkeye Holdco, Inc. and ISQ Hawkeye Holdings, L.P.	54.7	(7.1)	47.6	—	—	47.6
JAMS Holdings LP and Jams Buyer LLC	7.0	—	7.0	—	—	7.0
Jeppesen Holdings, LLC	0.7	—	0.7	—	—	0.7
Jones Fish Hatcheries & Distributors, LLC and Pond Management Group Holdings, LLC	19.6	—	19.6	—	—	19.6
JSG II, Inc. and Checkers USA, Inc.	23.0	—	23.0	—	(0.1)	22.9
Kairos Bidco Limited	3.0	(0.3)	2.7	—	—	2.7
KBHS Acquisition, LLC (d/b/a Alita Care, LLC)	5.0	(4.4)	0.6	—	(0.6)	—
King Risk Partners, LLC	14.0	—	14.0	—	—	14.0
Kings Buyer, LLC	5.0	(3.6)	1.4	—	—	1.4
Knight AcquireCo, LLC and Knight Holdings, LP	20.9	—	20.9	—	—	20.9
Koala Investment Holdings, Inc.	6.9	—	6.9	—	—	6.9
KPS Global LLC and Cool Group LLC	3.4	—	3.4	—	—	3.4
Laboratories Bidco LLC and Laboratories Topco LLC	20.5	(20.2)	0.3	—	(0.3)	—
LBC Woodlands Purchaser LLC and LBC Woodlands Holdings LP	9.7	(0.2)	9.5	—	—	9.5

See accompanying notes to consolidated financial statements.

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net unfunded revolving and delayed draw commitments
LeanTaaS Holdings, Inc.	11.4	—	11.4	—	—	11.4
LEG Purchaser Inc.	2.8	—	2.8	—	—	2.8
Legends Hospitality Holding Company, LLC, ASM Buyer, Inc., Legends ASM Holdco I, LLC, and Stadium Coinvest (B)-III, L.P.	11.0	(7.5)	3.5	—	—	3.5
Leviathan Intermediate Holdco, LLC and Leviathan Holdings, L.P.	1.5	—	1.5	—	—	1.5
LHS Borrower, LLC, LH Equity Investors, L.P., Leaf Home, LLC and GC Fund IV Blocker LLC	10.5	(2.7)	7.8	—	—	7.8
Lido Advisors, LLC and LAL Group Holdings, LLC	5.0	(1.8)	3.2	—	—	3.2
Lightbeam Bidco, Inc.	1.9	(0.2)	1.7	—	—	1.7
LiveBarn Inc., LiveBarn US, LLC, LiveBarn Canada I, ULC, and Royal Topco Holdings, LLC	11.9	—	11.9	—	—	11.9
Livewire Acquisition, Inc. and Livewire Co-Invest Holdings, LP	57.5	(10.8)	46.7	—	—	46.7
LivTech Purchaser, Inc.	2.5	—	2.5	—	—	2.5
LJ Perimeter Buyer, Inc. and LJ Perimeter Co-Invest, L.P.	10.9	—	10.9	—	—	10.9
LJP Purchaser, Inc. and LJP Topco, LP	5.7	—	5.7	—	—	5.7
Lobos Parent, Inc.	9.0	—	9.0	—	—	9.0
Mai Capital Management Intermediate LLC	3.5	(0.8)	2.7	—	—	2.7
Manna Pro Products, LLC and MP Blocker A LLC	7.0	—	7.0	—	(7.0)	—
Mari Events Midco LLC and AE EventsCo Holdings LLC	0.8	—	0.8	—	—	0.8
Mavis Tire Express Services Topco Corp., Metis HoldCo, Inc., and Metis TopCo, LP	32.9	(20.3)	12.6	—	—	12.6
Medlar Bidco Limited	8.6	—	8.6	—	—	8.6
Merit Financial Group, LLC and CWC Fund I (MFA) LP	5.2	(1.3)	3.9	—	—	3.9
Merit Software Finance Holdings, LLC	20.4	—	20.4	—	—	20.4
Metatiedot Bidco OY and Metatiedot US, LLC	1.6	(0.4)	1.2	—	—	1.2
Meyer Laboratory, LLC and Meyer Parent, LLC	2.5	(0.6)	1.9	—	—	1.9
Midco Holding, LLC and Nivel Topco, LLC	0.7	—	0.7	—	—	0.7
Ministry Brands Holdings, LLC and RCP MB Investments B, L.P.	8.0	(0.7)	7.3	—	—	7.3
ML Holdco, Inc.	23.3	—	23.3	—	—	23.3
Moderna, Inc.	173.4	—	173.4	—	—	173.4
Modernizing Medicine, Inc. and ModMed Software Midco Holdings, Inc.	9.1	—	9.1	—	—	9.1
Modigent, LLC and OMERS PMC Investment Holdings LLC	6.5	(2.2)	4.3	—	—	4.3
Monica Holdco (US), Inc.	6.8	—	6.8	—	—	6.8
Moonraker AcquisitionCo LLC and Moonraker HoldCo LLC	1.2	—	1.2	—	—	1.2
Motor Vehicle Software Corporation	7.0	—	7.0	—	—	7.0
Mountaineer Merger Corporation	13.4	(7.2)	6.2	—	—	6.2
Mr. Greens Intermediate, LLC, Florida Veg Investments LLC, MRG Texas, LLC and Restaurant Produce and Services Blocker, LLC	7.2	(2.3)	4.9	—	—	4.9
MRI Software LLC	7.3	(1.1)	6.2	—	—	6.2
MSIS Holdings, Inc. and MS Precision Parent, LP	13.2	(0.2)	13.0	—	—	13.0
Mustang Prospects Purchaser, LLC, Senske Acquisition, Inc., and Mustang Prospects Holdco, LLC	5.9	(0.2)	5.7	—	—	5.7
NAMSA Holdco, LLC	12.7	—	12.7	—	—	12.7
NAS, LLC and Nationwide Marketing Group, LLC	3.0	(1.9)	1.1	—	—	1.1
NCP-MSI Buyer, Inc. and NCP MSI Co-Invest, LP	12.6	(4.9)	7.7	—	—	7.7
Nelipak Holding Company, Nelipak European Holdings Cooperatief U.A., KNPAK Holdings, LP and PAKNK Netherlands Treasury B.V.	20.9	(0.7)	20.2	—	—	20.2
Neptune Bidco US Inc. and Elliott Metron Co-Investor Aggregator L.P.	12.6	(0.3)	12.3	—	—	12.3
Netsmart, Inc. and Netsmart Technologies, Inc.	33.8	—	33.8	—	—	33.8
Next Holdco, LLC	0.7	—	0.7	—	—	0.7
NMC Skincare Intermediate Holdings II, LLC	9.3	(4.9)	4.4	—	—	4.4
NMN Holdings III Corp. and NMN Holdings LP	65.2	(2.7)	62.5	—	—	62.5
North Haven Fairway Buyer, LLC and Fairway Lawns, LLC	17.4	(4.0)	13.4	—	—	13.4
North Star Acquisitionco, LLC and Toucan Bidco Limited	3.0	—	3.0	—	—	3.0
Northwinds Holding, Inc. and Northwinds Services Group LLC	17.8	—	17.8	—	—	17.8
Oak Funding LLC	8.3	—	8.3	—	—	8.3
OakBridge Insurance Agency LLC and Maple Acquisition Holdings, LP	5.5	(0.3)	5.2	—	—	5.2
Odevo AB	17.3	—	17.3	—	—	17.3
Omnigo Software, LLC, Omnigo Software - I, Inc., and Omnigo Software - Q, Inc.	2.2	—	2.2	—	—	2.2

See accompanying notes to consolidated financial statements.

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net unfunded revolving and delayed draw commitments
Optimizely North America Inc. and Optimizely Sweden Holdings AB	0.8	—	0.8	—	—	0.8
Paris US Holdco, Inc. & 1001028292 Ontario Inc.	24.0	(0.3)	23.7	—	—	23.7
Pathstone Family Office LLC and Kelso XI Tailwind Co-Investment, L.P.	3.6	(0.4)	3.2	—	—	3.2
Pathway Vet Alliance LLC and Jedi Group Holdings LLC	1.8	(0.8)	1.0	—	—	1.0
Patriot Growth Insurance Services, LLC	2.2	—	2.2	—	—	2.2
Pave America Holding, LLC	12.3	(2.8)	9.5	—	—	9.5
PCIA SPV-3, LLC and ASE Royal Aggregator, LLC	4.9	—	4.9	—	—	4.9
PCMI Parent, LLC and PCMI Ultimate Holdings, LP	6.3	—	6.3	—	—	6.3
PCS MidCo, Inc. and PCS Parent, L.P.	8.9	—	8.9	—	—	8.9
PDDS HoldCo, Inc.	2.1	—	2.1	—	—	2.1
PDI TA Holdings, Inc., Peachtree Parent, Inc. and Insight PDI Holdings, LLC	2.5	(2.3)	0.2	—	—	0.2
Pelican Products, Inc.	2.3	(2.3)	—	—	—	—
People Corporation	31.9	(5.1)	26.8	—	—	26.8
Perforce Software, Inc.	7.5	—	7.5	—	—	7.5
Perigon Wealth Management, LLC, Perigon Wealth Advisors Holdings Company, LLC and CWC Fund I Co-Invest (Prism) LP	3.2	—	3.2	—	—	3.2
PestCo Holdings, LLC and PestCo, LLC	3.6	—	3.6	—	—	3.6
Petrus Buyer, Inc.	1.1	(0.3)	0.8	—	—	0.8
PetVet Care Centers, LLC	26.9	(5.4)	21.5	—	—	21.5
Petvisor Holdings, LLC	7.9	(3.3)	4.6	—	—	4.6
pH Beauty Holdings III, Inc.	1.6	—	1.6	—	—	1.6
Pike Corporation	86.7	—	86.7	—	—	86.7
Pinnacle MEP Intermediate Holdco LLC and BPCP Pinnacle Holdings, Inc.	6.0	(0.7)	5.3	—	—	5.3
Plaskolite PPC Intermediate II LLC and Plaskolite PPC Blocker LLC	18.8	(4.8)	14.0	—	—	14.0
Pluralsight, LLC and Pluralsight Holdings, LLC and Paradigmatic Holdco LLC	15.2	—	15.2	—	0.1	15.3
Poseidon IntermediateCo, Inc.	9.5	—	9.5	—	—	9.5
PracticeTek Purchaser, LLC, PracticeTek MidCo, LLC and GSV PracticeTek Holdings, LLC	1.0	(0.5)	0.5	—	—	0.5
Precision Concepts Parent Inc., Precision Concepts International LLC, and Precision Concepts Canada Corporation	5.6	(1.2)	4.4	—	—	4.4
Premier Specialties, Inc. and RMCF V CIV XLIV, L.P.	3.5	(3.5)	—	—	—	—
Premiere Buyer, LLC	6.4	—	6.4	—	—	6.4
Premise Health Holding Corp. and OMERS Bluejay Investment Holdings LP	11.5	(0.1)	11.4	—	—	11.4
Project Alliance Buyer, LLC	2.2	—	2.2	—	—	2.2
Project Cardinal Acquisition, LLC	8.3	—	8.3	—	—	8.3
Project Potter Buyer, LLC and Project Potter Parent, L.P.	13.6	(0.1)	13.5	—	—	13.5
Proofpoint, Inc.	3.2	—	3.2	—	—	3.2
PS Operating Company LLC and PS Op Holdings LLC	7.4	(6.0)	1.4	—	(1.4)	—
PSC Parent, Inc.	4.7	(3.2)	1.5	—	—	1.5
PumpTech, LLC and Impel CV-B, LP	4.9	(0.5)	4.4	—	—	4.4
Pyramid-BMC IntermediateCo I, LLC and Pyramid Investors, LLC	1.6	—	1.6	—	—	1.6
QBS Parent, Inc.	1.6	—	1.6	—	—	1.6
QF Holdings, Inc.	15.7	—	15.7	—	—	15.7
Quick Quack Car Wash Holdings, LLC and KKR Game Changer Co-Invest Feeder II L.P.	7.2	—	7.2	—	—	7.2
Quirch Foods Holdings, LLC	13.3	—	13.3	—	—	13.3
Radius Aerospace, Inc. and Radius Aerospace Europe Limited	5.7	(3.2)	2.5	—	—	2.5
Radwell Parent, LLC	4.8	(1.1)	3.7	—	—	3.7
RailPros Parent, LLC	5.3	—	5.3	—	—	5.3
Raven Acquisition Holdings, LLC	5.3	—	5.3	—	—	5.3
Rawlings Sporting Goods Company, Inc. and SEP Diamond Fund, L.P.	11.8	(8.3)	3.5	—	—	3.5
RB Holdings InterCo, LLC	2.1	(0.8)	1.3	—	—	1.3
Reagent Chemical & Research, LLC	2.7	(0.1)	2.6	—	—	2.6
Reddy Ice LLC	53.6	(24.1)	29.5	—	—	29.5
Redwood Services LP	9.2	(0.2)	9.0	—	—	9.0
Reef Lifestyle, LLC	49.1	(47.6)	1.5	—	—	1.5

See accompanying notes to consolidated financial statements.

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net unfunded revolving and delayed draw commitments
Registrar Intermediate, LLC and PSP Registrar Co-Investment Fund, L.P.	7.4	(4.6)	2.8	—	—	2.8
Repairify, Inc. and Repairify Holdings, LLC	7.3	(5.1)	2.2	—	—	2.2
Retained Vantage Data Centers Intermediate Holdco, LP and Retained Vantage Data Centers Assets, LP	128.2	—	128.2	—	—	128.2
Revalize, Inc.	0.9	(0.3)	0.6	—	—	0.6
Revival Animal Health, LLC	3.3	(1.8)	1.5	—	—	1.5
Rialto Management Group, LLC	1.5	(0.1)	1.4	—	—	1.4
RMS HoldCo II, LLC & RMS Group Holdings, Inc.	2.9	—	2.9	—	—	2.9
Rocket Buyer, LLC	17.2	(1.1)	16.1	—	—	16.1
Rodeo AcquisitionCo LLC	3.9	(0.1)	3.8	—	—	3.8
Royal Borrower, LLC and Royal Parent, LP	9.6	(0.2)	9.4	—	—	9.4
Runway Bidco, LLC	15.6	—	15.6	—	—	15.6
RWA Wealth Partners, LLC	6.5	(0.1)	6.4	—	—	6.4
Saber Parent Holdings Corp. and MSHC, Inc.	10.1	(1.1)	9.0	—	—	9.0
SageSure Holdings, LLC and SageSure LLC	9.7	—	9.7	—	—	9.7
Sapphire Software Buyer, Inc.	5.9	—	5.9	—	—	5.9
Saturn Purchaser Corp.	0.5	—	0.5	—	—	0.5
SCIH Salt Holdings Inc.	22.5	—	22.5	—	—	22.5
Severin Acquisition, LLC	62.6	(7.3)	55.3	—	—	55.3
SG Acquisition, Inc.	2.0	—	2.0	—	—	2.0
SGM Acquisition Sub, LLC and Schill Holdings, LP	24.6	(1.0)	23.6	—	—	23.6
SGP Shaka HoldCo, LLC and SGP Shaka JV, LLC	4.1	—	4.1	—	—	4.1
Shoes For Crews Global, LLC and Shoes For Crews Holdings, LLC	0.6	—	0.6	—	—	0.6
Shout! Factory, LLC	2.3	(0.9)	1.4	—	—	1.4
SIG Parent Holdings, LLC	33.9	—	33.9	—	—	33.9
Signant Finance One Limited and Bracket Intermediate Holding Corp.	18.7	—	18.7	—	—	18.7
Silk Holdings III LLC and Silk Holdings I Corp.	10.0	—	10.0	—	—	10.0
Slaine Holdings LLC	23.2	—	23.2	—	—	23.2
Smarsh Inc. and Skywalker TopCo, LLC	4.4	(0.4)	4.0	—	—	4.0
Spaceship Purchaser, Inc.	6.5	(0.1)	6.4	—	—	6.4
Spark Purchaser, Inc.	2.3	—	2.3	—	—	2.3
Spindrift Beverage Co., Inc. and SBC Aggregator LP	3.8	(0.4)	3.4	—	—	3.4
Spirit RR Holdings, Inc. and Winterfell Co-Invest SCSp	1.7	(0.1)	1.6	—	—	1.6
Sport Maska Inc.	12.7	(2.7)	10.0	—	—	10.0
Spruce Bidco II Inc.	50.7	(11.3)	39.4	—	—	39.4
St Athena Global LLC and St Athena Global Holdings Limited	4.0	(0.3)	3.7	—	—	3.7
Sterilex LLC	1.3	—	1.3	—	—	1.3
Steward Partners Global Advisory, LLC, Steward Partners Investment Advisory, LLC, Steward Partners Intermediate II, LLC, and Steward Partners New Holdings, LLC	5.7	—	5.7	—	—	5.7
Sugar PPC Buyer LLC	2.7	—	2.7	—	—	2.7
Sun Acquirer Corp. and Sun TopCo, LP	32.7	(1.1)	31.6	—	—	31.6
Sundance Group Holdings, Inc.	6.5	—	6.5	—	—	6.5
Sunk Rock Foundry Partners LP, Hatteras Electrical Manufacturing Holding Company and Sigma Electric Manufacturing Corporation	9.8	(7.2)	2.6	—	—	2.6
Sunrun Luna Holdco 2021, LLC	90.0	(75.3)	14.7	—	—	14.7
Sunvair Aerospace Group, Inc. and GB Helios Holdings, L.P.	23.8	(0.5)	23.3	—	—	23.3
Superman Holdings, LLC	5.1	—	5.1	—	—	5.1
Supplying Demand, Inc.	0.1	—	0.1	—	—	0.1
Surescripts, LLC	26.9	—	26.9	—	—	26.9
SV Newco 2, Inc. and Site 2020 Incorporated	9.4	(0.9)	8.5	—	—	8.5
Symplr Software Inc. and Symplr Software Intermediate Holdings, Inc.	10.0	(7.0)	3.0	—	—	3.0
Systems Planning and Analysis, Inc.	4.0	(0.2)	3.8	—	—	3.8
Talon Buyer Inc. and Talon Holdings SCSP	14.7	—	14.7	—	—	14.7
Tamarack Intermediate, L.L.C. and Tamarack Parent, L.L.C.	25.8	—	25.8	—	—	25.8
Taymax Group, L.P., Taymax Group G.P., LLC, PF Salem Canada ULC and TCP Fit Parent, L.P.	17.0	—	17.0	—	—	17.0
TCI Buyer LLC and TCI Holdings, LP	24.2	—	24.2	—	—	24.2
See accompanying notes to consolidated financial statements.

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net unfunded revolving and delayed draw commitments
TCP Hawker Intermediate LLC	16.6	(3.4)	13.2	—	—	13.2
Team Acquisition Corporation	6.1	(5.7)	0.4	—	(0.4)	—
Telle Tire & Auto Service, LLC and Next Horizon Capital TireCo SPV, LP	12.0	(0.3)	11.7	—	—	11.7
The Arcticom Group, LLC and AMCP Mechanical Holdings, LP	14.1	(12.8)	1.3	—	—	1.3
The Mather Group, LLC, TVG-TMG Topco, Inc., and TVG-TMG Holdings, LLC	1.4	—	1.4	—	—	1.4
The Ultimus Group Midco, LLC, The Ultimus Group, LLC, and The Ultimus Group Aggregator, LP	10.2	—	10.2	—	—	10.2
Thermostat Purchaser III, Inc.	7.7	(1.1)	6.6	—	—	6.6
THG Acquisition, LLC	38.1	(5.3)	32.8	—	—	32.8
Three Rivers Buyer, Inc.	1.9	—	1.9	—	—	1.9
Tiger Holdco LLC	10.6	—	10.6	—	—	10.6
Titan BW Borrower L.P.	10.4	—	10.4	—	—	10.4
TopGolf International, LLC and TopGolf Topco, LLC	19.8	—	19.8	—	—	19.8
Trading Technologies International, Inc.	2.3	—	2.3	—	—	2.3
Transit Technologies LLC	6.7	—	6.7	—	—	6.7
Triple JJJ Lube, Corp. and TCC Buyer Holdco, LLC	6.4	(0.3)	6.1	—	—	6.1
Triwizard Holdings, Inc. and Triwizard Parent, LP	21.0	(7.1)	13.9	—	—	13.9
Truck-Lite Co., LLC, ECCO Holdings Corp., and Clarity Technologies Holdings, LP	70.4	(0.2)	70.2	—	—	70.2
Truist Insurance Holdings, LLC and McGriff Insurance Services, LLC	5.4	(2.6)	2.8	—	—	2.8
TSS Buyer, LLC	1.4	—	1.4	—	—	1.4
TSWT Acquisition, Inc. and TSWT Holdings, LLC	7.6	(0.7)	6.9	—	—	6.9
Two Six Labs, LLC	10.2	—	10.2	—	—	10.2
U.S. Urology Partners, LLC, General Atlantic (USU) Blocker Collection Holdco, L.P., and General Atlantic (USU-2) Coinvest, L.P.	1.3	—	1.3	—	—	1.3
UFS, LLC and BV-UFS Aggregator, LLC	2.7	(0.7)	2.0	—	—	2.0
Unicorn Holdco Intermediate II LLC	1.9	—	1.9	—	—	1.9
Unifi Aviation North America LLC and Unifi Aviation Canada, Inc.	7.0	—	7.0	—	—	7.0
United Digestive MSO Parent, LLC and Koln Co-Invest Unblocked, LP	3.8	—	3.8	—	—	3.8
Unity Purchaser, LLC and Unity Ultimate Holdings, LP	8.8	—	8.8	—	—	8.8
UP Intermediate II LLC and UPBW Blocker LLC	5.9	(0.2)	5.7	—	—	5.7
Vamos Bidco, Inc.	9.9	—	9.9	—	—	9.9
Visual Edge Technology, Inc., VEIT, LLC, and VEIT Topco, LLC	2.6	(1.5)	1.1	—	—	1.1
Verista, Inc.	4.0	(1.1)	2.9	—	—	2.9
Vertex Service Partners, LLC and Vertex Service Partners Holdings, LLC	13.6	(1.2)	12.4	—	(12.0)	0.4
Victors Purchaser, LLC and WP Victors Co-Investment, L.P.	20.0	—	20.0	—	—	20.0
Viper Bidco, Inc.	10.3	—	10.3	—	—	10.3
VPP Intermediate Holdings, LLC and VPP Group Holdings, L.P.	9.4	—	9.4	—	—	9.4
VRC Companies, LLC	5.4	—	5.4	—	—	5.4
VRS Buyer, Inc.	5.2	—	5.2	—	—	5.2
W.S. Connelly & Co., LLC and WSC Ultimate Holdings, LLC	2.1	—	2.1	—	—	2.1
Watermill Express, LLC and Watermill Express Holdings, LLC	3.9	(0.1)	3.8	—	—	3.8
Waverly Advisors, LLC and WAAM Topco, LLC	3.8	(0.8)	3.0	—	—	3.0
Wealth Enhancement Group, LLC	26.4	—	26.4	—	—	26.4
WebPT, Inc. and WPT Intermediate Holdco, Inc.	0.9	—	0.9	—	—	0.9
Wellington Bidco Inc. and Wellington TopCo LP	16.4	(0.6)	15.8	—	—	15.8
Wellington-Altus Financial Inc.	1.2	(0.2)	1.0	—	—	1.0
Wellness AcquisitionCo, Inc.	4.2	(0.1)	4.1	—	—	4.1
Wharf Street Ratings Acquisition LLC	9.2	—	9.2	—	—	9.2
WorkWave Intermediate II, LLC	10.7	(1.3)	9.4	—	—	9.4
World Insurance Associates, LLC and World Associates Holdings, LLC	1.7	—	1.7	—	—	1.7
Worldwide Produce Acquisition, LLC and REP WWP Coinvest IV, L.P.	1.8	(0.4)	1.4	—	—	1.4
WRE Sports Investments LLC	4.8	—	4.8	—	(4.8)	—
WSHP FC Acquisition LLC and WSHP FC Holdings LLC	16.3	(1.0)	15.3	—	—	15.3
WU Holdco, Inc.	8.7	(1.3)	7.4	—	—	7.4
YE Brands Holdings, LLC	2.3	—	2.3	—	—	2.3

See accompanying notes to consolidated financial statements.

(in millions) Portfolio Company	Total revolving and delayed draw loan commitments	Less: funded commitments	Total unfunded commitments	Less: commitments substantially at discretion of the Company	Less: unavailable commitments due to borrowing base or other covenant restrictions	Total net unfunded revolving and delayed draw commitments
ZenDesk, Inc., Zoro TopCo, Inc. and Zoro TopCo, LP	2.2	—	2.2	—	—	2.2
Zenith AcquisitionCo, LLC	38.6	—	38.6	—	—	38.6
Zeppelin US Buyer Inc. and Providence Equity Partners IX-C L.P.	5.1	—	5.1	—	—	5.1
Zinc Buyer Corporation and Marmic Fire & Safety Co., Inc.	5.3	(0.1)	5.2	—	—	5.2
ZocDoc, Inc.	12.3	—	12.3	—	—	12.3
	$5,731.9	$(688.8)	$5,043.1	$—	$(48.4)	$4,994.7

(14)As of March 31, 2026, the Company was party to agreements to fund equity investment commitments as follows:

(in millions) Company	Total equity commitments	Less: funded equity commitments	Total unfunded equity commitments	Less: equity commitments substantially at the discretion of the Company	Total net unfunded equity commitments
AthenaHealth Group Inc., Minerva Holdco, Inc. and BCPE Co-Invest (A), LP	$1.2	$—	$1.2	$—	$1.2
Banyan Software Holdings, LLC and Banyan Software Intermediate, Inc.	12.3	—	12.3	—	12.3
Calera XXVIII, LLC	1.0	—	1.0	—	1.0
Constellation Wealth Capital Fund, L.P.	6.1	(4.7)	1.4	—	1.4
DOXA Insurance Holdings LLC and Rocket Co-Invest, SLP	0.1	—	0.1	—	0.1
European Capital UK SME Debt LP	5.6	—	5.6	(5.6)	—
Grit Buyer, Inc. and Integrum Grit Co-Invest LP	2.3	—	2.3	—	2.3
GSM Rights Fund II LP	7.3	—	7.3	—	7.3
GTCR F Buyer Corp. and GTCR (D) Investors LP	1.3	—	1.3	—	1.3
HFCP XI (Parallel - A), L.P.	7.5	—	7.5	—	7.5
High Street Buyer, Inc. and High Street Holdco LLC	38.6	—	38.6	—	38.6
Linden Structured Capital Fund II-A LP	2.5	(1.8)	0.7	—	0.7
LJ Perimeter Buyer, Inc. and LJ Perimeter Co-Invest, L.P.	11.6	(9.7)	1.9	—	1.9
Marco Polo Fund SCSp-RAIF	27.2	(7.7)	19.5	—	19.5
NCP-MSI Buyer, Inc. and NCP MSI Co-Invest, LP	1.3	(0.9)	0.4	—	0.4
Pathstone Family Office LLC and Kelso XI Tailwind Co-Investment, L.P.	0.1	—	0.1	—	0.1
PCG-Ares Sidecar Investment, L.P.	50.0	(12.4)	37.6	(37.6)	—
Propagate Content LLC	8.1	—	8.1	—	8.1
PumpTech, LLC and Impel CV-B, LP	0.3	—	0.3	—	0.3
Rawlings Sporting Goods Company, Inc. and SEP Diamond Fund, L.P.	12.2	(11.1)	1.1	—	1.1
Spindrift Beverage Co., Inc. and SBC Aggregator LP	1.2	—	1.2	—	1.2
Wellington-Altus Financial Inc.	0.9	—	0.9	—	0.9
Worldwide Produce Acquisition, LLC and REP WWP Coinvest IV, L.P.	0.2	—	0.2	—	0.2
Zeppelin US Buyer Inc. and Providence Equity Partners IX-C L.P.	0.3	—	0.3	—	0.3
	$199.2	$(48.3)	$150.9	$(43.2)	$107.7

(15)As of March 31, 2026, the Company had commitments to co-invest in the SDLP for its portion of the SDLP’s commitment to fund delayed draw loans of up to $55. See Note 4 for more information on the SDLP.

(16)Other than the investments noted by this footnote, the fair value of the Company’s investments is determined using unobservable inputs that are significant to the overall fair value measurement. See Note 8 for more information regarding the fair value of the Company’s investments.

(17)As of March 31, 2026, the estimated net unrealized loss for federal tax purposes was approximately $52 million based on a tax cost basis of approximately $29.6 billion. As of March 31, 2026, the estimated aggregate gross unrealized loss for federal income tax purposes was approximately $1.3 billion and the estimated aggregate gross unrealized gain for federal income tax purposes was approximately $1.3 billion.

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
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
CONSOLIDATED SCHEDULES OF INVESTMENTS
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
CONSOLIDATED SCHEDULES OF INVESTMENTS
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
CONSOLIDATED SCHEDULES OF INVESTMENTS
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
CONSOLIDATED SCHEDULES OF INVESTMENTS
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
CONSOLIDATED SCHEDULES OF INVESTMENTS
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
CONSOLIDATED SCHEDULES OF INVESTMENTS
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
CONSOLIDATED SCHEDULES OF INVESTMENTS
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
CONSOLIDATED SCHEDULES OF INVESTMENTS
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
CONSOLIDATED SCHEDULES OF INVESTMENTS
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
CONSOLIDATED SCHEDULES OF INVESTMENTS
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
CONSOLIDATED SCHEDULES OF INVESTMENTS
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
CONSOLIDATED SCHEDULES OF INVESTMENTS
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
CONSOLIDATED SCHEDULES OF INVESTMENTS
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
CONSOLIDATED SCHEDULES OF INVESTMENTS
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
CONSOLIDATED SCHEDULES OF INVESTMENTS
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
CONSOLIDATED SCHEDULES OF INVESTMENTS
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
CONSOLIDATED SCHEDULES OF INVESTMENTS
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
CONSOLIDATED SCHEDULES OF INVESTMENTS
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
CONSOLIDATED SCHEDULES OF INVESTMENTS
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
CONSOLIDATED SCHEDULES OF INVESTMENTS
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
CONSOLIDATED SCHEDULES OF INVESTMENTS
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
CONSOLIDATED SCHEDULES OF INVESTMENTS
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
CONSOLIDATED SCHEDULES OF INVESTMENTS
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
CONSOLIDATED SCHEDULES OF INVESTMENTS
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
CONSOLIDATED SCHEDULES OF INVESTMENTS
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
CONSOLIDATED SCHEDULES OF INVESTMENTS
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
CONSOLIDATED SCHEDULES OF INVESTMENTS
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
CONSOLIDATED SCHEDULES OF INVESTMENTS
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
CONSOLIDATED SCHEDULES OF INVESTMENTS
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
CONSOLIDATED SCHEDULES OF INVESTMENTS
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
CONSOLIDATED SCHEDULES OF INVESTMENTS
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
CONSOLIDATED SCHEDULES OF INVESTMENTS
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
CONSOLIDATED SCHEDULES OF INVESTMENTS
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
CONSOLIDATED SCHEDULES OF INVESTMENTS
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
CONSOLIDATED SCHEDULES OF INVESTMENTS
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
CONSOLIDATED SCHEDULES OF INVESTMENTS
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
CONSOLIDATED SCHEDULES OF INVESTMENTS
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
CONSOLIDATED SCHEDULES OF INVESTMENTS
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
CONSOLIDATED SCHEDULES OF INVESTMENTS
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
CONSOLIDATED SCHEDULES OF INVESTMENTS
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
CONSOLIDATED SCHEDULES OF INVESTMENTS
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
CONSOLIDATED SCHEDULES OF INVESTMENTS
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
CONSOLIDATED SCHEDULES OF INVESTMENTS
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
CONSOLIDATED SCHEDULES OF INVESTMENTS
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
CONSOLIDATED SCHEDULES OF INVESTMENTS
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
CONSOLIDATED SCHEDULES OF INVESTMENTS
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
CONSOLIDATED SCHEDULES OF INVESTMENTS
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
CONSOLIDATED SCHEDULES OF INVESTMENTS
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
CONSOLIDATED SCHEDULES OF INVESTMENTS
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
CONSOLIDATED SCHEDULES OF INVESTMENTS
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
CONSOLIDATED SCHEDULES OF INVESTMENTS
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
CONSOLIDATED SCHEDULES OF INVESTMENTS
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
CONSOLIDATED SCHEDULES OF INVESTMENTS
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
CONSOLIDATED SCHEDULES OF INVESTMENTS
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
CONSOLIDATED SCHEDULES OF INVESTMENTS
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
CONSOLIDATED SCHEDULES OF INVESTMENTS
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
CONSOLIDATED SCHEDULES OF INVESTMENTS
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
CONSOLIDATED SCHEDULES OF INVESTMENTS
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
CONSOLIDATED SCHEDULES OF INVESTMENTS
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
CONSOLIDATED SCHEDULES OF INVESTMENTS
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
CONSOLIDATED SCHEDULES OF INVESTMENTS
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
CONSOLIDATED SCHEDULES OF INVESTMENTS
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
CONSOLIDATED SCHEDULES OF INVESTMENTS
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

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULES OF INVESTMENTS
As of December 31, 2025
(dollar amounts in millions)

Company (1)	Business Description	Investment	Coupon (3)	Reference (7)	Spread (3)	Acquisition Date	Maturity Date	Shares/Units	Principal	Amortized Cost	Fair Value		% of Net Assets
Excelitas Technologies Corp. (13)	Provider of photonic solutions	First lien senior secured loan	8.97%	SOFR (M)	5.25%	05/2024	08/2029		7.1	7.1	7.1	(2)(9)
FL Hawk Intermediate Holdings, Inc. (13)	Provider of variable data labeling for the apparel industry	First lien senior secured loan	8.35%	SOFR (M)	4.50%	10/2024	02/2030		10.3	10.2	10.3	(2)(9)
PerkinElmer U.S. LLC and NM Polaris Co-Invest, L.P.	Provider of analytical instrumentation and testing equipment and services	First lien senior secured loan	8.48%	SOFR (M)	4.75%	05/2024	03/2029		11.0	11.0	11.0	(2)(9)
		Class A-2 units				01/2022		34,832		4.8	5.1
		Limited partnership interests				03/2023		0.55%		9.9	14.3	(2)
										25.7	30.4
Repairify, Inc. and Repairify Holdings, LLC (13)	Provider of automotive diagnostics scans and solutions	First lien senior secured revolving loan	9.24%	SOFR (S)	5.25%	06/2021	06/2027		5.1	5.1	5.1	(2)(9)
		First lien senior secured loan	9.10%	SOFR (S)	5.25%	05/2025	06/2027		5.0	5.0	5.0	(2)(9)
		Class A common units				06/2021		163,820		4.9	2.7	(2)
										15.0	12.8

										58.4	60.6		0.42%
Telecommunication Services
Expereo USA, Inc. and Ristretto Bidco B.V. (13)	Global internet managed service provider	First lien senior secured loan	10.22% (3.50% PIK)	SOFR (Q)	6.50%	12/2024	12/2030		61.8	61.8	60.6	(2)(6)(9)

										61.8	60.6		0.42%
Data Centers
Retained Vantage Data Centers Intermediate Holdco, LP and Retained Vantage Data Centers Assets, LP (13)	Global data center developer and operator	Senior subordinated loan	9.50%			12/2025	12/2031		40.8	40.8	40.1	(2)

										40.8	40.1		0.28%
Transportation
Nordic Ferry Infrastructure AS	Private passenger & freight ferry transportation company	Senior subordinated loan	7.07%	Euribor (Q)	5.00%	11/2024	11/2031		0.1	0.1	0.1	(2)(6)
		Senior subordinated loan	9.23%	NIBOR (Q)	5.00%	11/2024	11/2031		0.1	0.1	0.1	(2)(6)
										0.2	0.2
Zeppelin US Buyer Inc. and Providence Equity Partners IX-C L.P. (13)(14)	Specialty logistics platform for high-stakes projects in music, sports, production, fine art, and automotive industries	First lien senior secured loan	8.42%	SOFR (Q)	4.75%	07/2025	08/2032		11.0	11.0	10.9	(2)(9)
		Limited partnership interest				07/2025		1,418,569		1.4	1.4	(2)
										12.4	12.3

										12.6	12.5		0.09%

Total Investments										$29,249.9	$29,484.8	(17)	205.93%

See accompanying notes to consolidated financial statements.

Derivative Instruments

Forward currency contracts

Description	Notional Amount to be Purchased	Notional Amount to be sold		Counterparty	Settlement Date	Unrealized Appreciation / (Depreciation)
Foreign currency forward contract	$181		€155	Royal Bank of Canada	January 23, 2026	$(1)
Foreign currency forward contract	$165	CAD	230	Canadian Imperial Bank of Commerce	January 23, 2026	(3)
Foreign currency forward contract	$159		£144	Canadian Imperial Bank of Commerce	June 11, 2027	(1)
Foreign currency forward contract	$112		€96	Canadian Imperial Bank of Commerce	January 23, 2026	(1)
Foreign currency forward contract	$109		£82	Royal Bank of Canada	July 28, 2028	—
Foreign currency forward contract	$109		£82	Canadian Imperial Bank of Commerce	July 28, 2028	—
Foreign currency forward contract	$84		£68	Royal Bank of Canada	August 21, 2026	(3)
Foreign currency forward contract	$75		£56	Canadian Imperial Bank of Commerce	January 23, 2026	(1)
Foreign currency forward contract	$71		£53	Royal Bank of Canada	January 23, 2026	(1)
Foreign currency forward contract	$69	CAD	95	Canadian Imperial Bank of Commerce	March 31, 2028	(1)
Foreign currency forward contract	$67		€58	Canadian Imperial Bank of Commerce	June 11, 2027	(1)
Foreign currency forward contract	$58	JPY	8,131	Royal Bank of Canada	January 31, 2028	2
Foreign currency forward contract	$56	CAD	77	Canadian Imperial Bank of Commerce	March 31, 2027	(1)
Foreign currency forward contract	$55	CAD	76	Royal Bank of Canada	January 31, 2028	(1)
Foreign currency forward contract	$52	CAD	72	Royal Bank of Canada	January 23, 2026	(1)
Foreign currency forward contract	$48		£35	Royal Bank of Canada	June 27, 2028	1
Foreign currency forward contract	$37	NZD	64	Royal Bank of Canada	January 23, 2026	—
Foreign currency forward contract	$31		€26	Canadian Imperial Bank of Commerce	August 14, 2028	—
Foreign currency forward contract	$24		£22	Canadian Imperial Bank of Commerce	August 21, 2026	—
Foreign currency forward contract	$15	AUD	22	Canadian Imperial Bank of Commerce	November 17, 2026	—
Foreign currency forward contract	$6	NOK	64	Canadian Imperial Bank of Commerce	January 23, 2026	—
Total						$(13)

Interest rate swaps

Description	Hedged Item	Company Receives	Company Pays	Counterparty	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Change in Unrealized Appreciation / (Depreciation)
Interest rate swap	January 2027 Notes	7.000%	SOFR +2.5810%	Wells Fargo Bank, N.A.	01/15/2027	$900	$8	$—	$4
Interest rate swap	March 2029 Notes	5.875%	SOFR +2.0230%	Wells Fargo Bank, N.A.	03/01/2029	1,000	13	—	22
Interest rate swap	July 2029 Notes	5.950%	SOFR +1.6430%	Wells Fargo Bank, N.A.	07/15/2029	850	25	—	18
Interest rate swap	September 2030 Notes	5.500%	SOFR +1.7705%	Wells Fargo Bank, N.A.	09/01/2030	750	7	—	7
Interest rate swap	January 2031 Notes	5.100%	SOFR +1.7270%	SMBC Capital Markets, Inc.	01/15/2031	650	(4)	—	(4)
Interest rate swap	March 2032 Notes	5.800%	SOFR +1.6995%	Wells Fargo Bank, N.A.	03/08/2032	1,000	28	—	28
Total						$5,150	$77	$—	$75
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

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except per share data)
(unaudited)

	Common Stock		Capital in Excess of Par Value	Accumulated Undistributed (Overdistributed) Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	672	$1	$12,502	$852	$13,355
Issuances of common stock (net of offering and underwriting costs)	17	—	384	—	384
Shares issued in connection with dividend reinvestment plan	1	—	20	—	20
Net investment income	—	—	—	365	365
Net realized losses on investments, foreign currency and other transactions	—	—	—	(61)	(61)
Net unrealized losses on investments, foreign currency and other transactions	—	—	—	(63)	(63)
Dividends declared and payable ($0.48 per share)	—	—	—	(328)	(328)
Balance at March 31, 2025	690	$1	$12,906	$765	$13,672
Issuances of common stock (net of offering and underwriting costs)	15	—	318	—	318
Shares issued in connection with dividend reinvestment plan	1	—	20	—	20
Net investment income	—	—	—	342	342
Net realized gains on investments, foreign currency and other transactions	—	—	—	34	34
Net unrealized losses on investments, foreign currency and other transactions	—	—	—	(15)	(15)
Dividends declared and payable ($0.48 per share)	—	—	—	(337)	(337)
Balance at June 30, 2025	706	$1	$13,244	$789	$14,034
Issuances of common stock (net of offering and underwriting costs)	9	—	204	—	204
Shares issued in connection with dividend reinvestment plan	1	—	22	—	22
Net investment income	—	—	—	338	338
Net realized gains on investments, foreign currency and other transactions	—	—	—	162	162
Net unrealized losses on investments, foreign currency and other transactions	—	—	—	(96)	(96)
Dividends declared and payable ($0.48 per share)	—	—	—	(342)	(342)
Balance at September 30, 2025	716	$1	$13,470	$851	$14,322
Issuances of common stock (net of offering and underwriting costs)	1	—	22	—	22
Shares issued in connection with dividend reinvestment plan	1	—	25	—	25
Net investment income	—	—	—	370	370
Net realized losses on investments, foreign currency and other transactions	—	—	—	(155)	(155)
Net unrealized gains on investments, foreign currency and other transactions	—	—	—	78	78
Dividends declared and payable ($0.48 per share)	—	—	—	(344)	(344)
Tax reclassification of stockholders’ equity in accordance with GAAP	—	—	(158)	158	—
Balance at December 31, 2025	718	$1	$13,359	$958	$14,318
Net investment income	—	—	—	398	398
Net realized gains on investments, foreign currency and other transactions	—	—	—	106	106
Net unrealized losses on investments, foreign currency and other transactions	—	—	—	(412)	(412)
Dividends declared and payable ($0.48 per share)	—	—	—	(345)	(345)
Balance at March 31, 2026	718	$1	$13,359	$705	$14,065

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	For the Three Months Ended March 31,
	2026	2025
OPERATING ACTIVITIES:
Net increase in stockholders’ equity resulting from operations	$92	$241
Adjustments to reconcile net increase in stockholders’ equity resulting from operations:
Net realized (gains) losses on investments, foreign currency and other transactions	(106)	61
Net unrealized losses on investments, foreign currency and other transactions	412	63
Net gain on interest rate swaps accounted for as hedge instruments and the related hedged items	—	(1)
Net accretion of discount on investments	(4)	(4)
PIK interest	(52)	(50)
Collections of PIK interest	54	38
PIK dividends	(64)	(67)
Collections of PIK dividends	11	22
Amortization of debt issuance costs	8	9
Net amortization of discount/premium on notes payable	2	(1)
Proceeds from sales and repayments of investments and other transactions	3,347	2,534
Purchases of investments	(3,277)	(3,015)
Changes in operating assets and liabilities:
Interest receivable	57	66
Other assets	18	22
Base management fee payable	—	2
Income based fee payable	(5)	(6)
Capital gains incentive fee payable	(62)	(25)
Interest and facility fees payable	(59)	(40)
Payable to participants	(53)	(136)
Interest rate swap collateral payable	(93)	6
Accounts payable and other liabilities	(42)	(18)
Net cash provided by (used in) operating activities	184	(299)
FINANCING ACTIVITIES:
Borrowings on debt	3,874	2,595
Repayments and repurchases of debt	(3,971)	(2,447)
Debt issuance costs	(11)	(11)
Net proceeds from issuance of common stock	—	384
Dividends paid	(345)	(308)
Secured borrowings, net	—	(32)
Net cash provided by (used in) financing activities	(453)	181
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(269)	(118)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	924	860
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$655	$742
Supplemental Information:
Interest paid during the period	$219	$176
Taxes, including excise taxes, paid during the period	$39	$37
Dividends declared and payable during the period	$345	$328

See accompanying notes to consolidated financial statements.

ARES CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2026
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

The Company reclassified certain prior period amounts in the accompanying consolidated statements of operations to conform to its current period presentation. The Company separately disclosed “net change in deferred tax liabilities” from “net unrealized gains (losses) from investments” in the accompanying consolidated statements of operations. These reclassifications had no impact on prior periods’ net income.

Interim financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 or 10 of Regulation S-X. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period presented, have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2026.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include funds from time to time deposited with financial institutions and short-term, liquid investments in a money market account. Cash and cash equivalents are carried at cost which approximates fair value. As of March 31, 2026 and December 31, 2025, there was $25 and $26, respectively, of cash denominated in foreign currencies included within “cash and cash equivalents” or “restricted cash” in the accompanying consolidated balance sheets.

Restricted cash primarily relates to cash held as collateral for interest rate swaps and cash received by the Company on behalf of participating lenders as a result of the Company’s role as administrative agent for certain loans. The cash received is generally distributed to participating lenders shortly after the receipt of such cash.

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the consolidated balance sheets to the total amount shown at the end of the applicable period in the consolidated statements of cash flows:

	As of
	March 31, 2026	December 31, 2025
Cash and cash equivalents	$505	$638
Restricted cash	150	286
Total cash, cash equivalents and restricted cash	$655	$924

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

Derivative Instruments

The Company follows the guidance in ASC Topic 815, Derivatives and Hedging, when accounting for derivative instruments. The Company designated certain interest rate swaps as hedging instruments in a qualifying fair value hedge accounting relationship, and as a result, the change in fair value of the hedging instruments and hedged items are recorded in interest expense and recognized as components of “interest and credit facility fees” in the Company’s consolidated statements of operations. The change in fair value of the interest rate swaps is offset by a change in the carrying value of the corresponding fixed rate debt. For all other derivatives, the Company does not utilize hedge accounting and values such derivatives at fair value with the unrealized gains or losses recorded in “net unrealized gains (losses) from foreign currency and other transactions” in the Company’s consolidated statements of operations.

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

The Company may hold certain portfolio company investments through consolidated taxable subsidiaries. Such subsidiaries may be subject to U.S. federal and state corporate-level income taxes. These consolidated subsidiaries recognize deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between the tax basis of certain assets and liabilities and the reported amounts included in the accompanying consolidated balance sheets using the applicable statutory tax rates in effect for the year in which any such temporary differences are expected to reverse. The Company recorded deferred tax liabilities in the accompanying consolidated balance sheets and the net change in deferred tax liabilities in the accompanying consolidated statements of operations for certain of the Company’s taxable consolidated subsidiaries.

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

Segment Reporting

In accordance with ASC Topic 280 - Segment Reporting, the Company has determined that it has a single operating and reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets.

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

The base management fee, income based fee and capital gains incentive fee for the three months ended March 31, 2026 and 2025 were as follows:

	For the Three Months Ended March 31,
	2026	2025
Base management fee	$111	$102
Income based fee	$84	$85
Capital gains incentive fee(1)	$(61)	$(25)
________________________________________

(1)Accrued in accordance with GAAP as discussed below. As of March 31, 2026 and 2025, there was no capital gains incentive fee actually payable under the Company’s investment advisory and management agreement.

There was no capital gains incentive fee payable to the Company’s investment adviser as calculated under the investment advisory and management agreement for the three months ended March 31, 2026 and 2025. In addition, in accordance with GAAP, the Company had cumulatively accrued a capital gains incentive fee of $20 as of March 31, 2026. GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the investment advisory and management agreement. This GAAP accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains incentive fee plus the aggregate cumulative unrealized capital appreciation, net of any expense associated with cumulative unrealized capital depreciation or appreciation. If such amount is positive at the end of a period, then GAAP requires the Company to record a capital gains incentive fee equal to 20% of such cumulative amount, less the aggregate amount of actual capital gains incentive fee paid or capital gains incentive fee accrued under GAAP in all prior periods. As of March 31, 2026, the Company has paid capital gains incentive fee since inception totaling $133. The resulting accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reversal of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. There can be no assurance that such unrealized capital appreciation will be realized in the future.

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

For the three months ended March 31, 2026 and 2025, the Company incurred $4 and $4, respectively, in administrative and other fees, including certain costs that are reimbursable to the Company’s investment adviser under the investment advisory and management agreement or the Company’s administrator under the administration agreement. As of March 31, 2026 and December 31, 2025, $7 and $6, respectively, of the administrative and other fees were unpaid and included in “accounts payable and other liabilities” in the accompanying consolidated balance sheets.

4. INVESTMENTS

As of March 31, 2026 and December 31, 2025, investments consisted of the following:

	As of
	March 31, 2026		December 31, 2025
	Amortized Cost(1)	Fair Value	Amortized Cost(1)	Fair Value
First lien senior secured loans(2)	$18,019	$17,598	$18,103	$17,858
Second lien senior secured loans	1,600	1,428	1,558	1,487
Subordinated certificates of the SDLP(3)	1,146	1,159	1,103	1,117
Senior subordinated loans	1,799	1,698	1,690	1,585
Preferred equity	2,639	2,411	2,597	2,475
Ivy Hill Asset Management, L.P.(4)	2,462	2,661	2,231	2,434
Other equity	1,983	2,544	1,968	2,529
Total	$29,648	$29,499	$29,250	$29,485
________________________________________

(1)The amortized cost represents the original cost adjusted for any accretion of discounts, amortization of premiums and PIK interest or dividends.

(2)First lien senior secured loans include certain loans that the Company classifies as “unitranche” loans. The total amortized cost and fair value of the loans that the Company classified as “unitranche” loans were $11,370 and $11,194 respectively, as of March 31, 2026, and $11,349 and $11,239, respectively, as of December 31, 2025.

(3)The proceeds from these certificates were applied to co-investments with Varagon Capital Partners (“Varagon”) and its clients to fund first lien senior secured loans to 45 and 39 different borrowers as of March 31, 2026 and December 31, 2025, respectively.

(4)Includes the Company’s subordinated loan to and equity investments in IHAM (as defined below), as applicable.

The Company uses the Global Industry Classification Standard for classifying the industry groupings of its portfolio companies. The industrial and geographic compositions of the Company’s portfolio at fair value as of March 31, 2026 and December 31, 2025 were as follows:

	As of
	March 31, 2026	December 31, 2025
Industry
Software and Services	21.7%	23.8%
Financial Services(1)	13.2	12.4
Health Care Equipment and Services	10.7	11.3
Commercial and Professional Services	9.5	9.4
Consumer Services	6.0	5.6
Insurance	5.4	5.2
Capital Goods	5.3	4.6
Consumer Distribution and Retail	5.3	4.8
Investment Funds and Vehicles(2)	4.0	3.9
Sports, Media and Entertainment	3.8	4.0
Pharmaceuticals, Biotechnology and Life Sciences	2.7	2.7
Materials	2.3	2.2
Consumer Durables and Apparel	2.0	2.0
Independent Power and Renewable Electricity Producers	1.9	2.2
Household and Personal Products	1.4	1.4
Other	4.8	4.5
Total	100.0%	100.0%
________________________________________

(1)Includes the Company’s investment in IHAM.

(2)Includes the Company’s investment in the SDLP (as defined below), which made first lien senior secured loans to 45 and 39 different borrowers as of March 31, 2026 and December 31, 2025, respectively. The portfolio companies in the SDLP are in industries similar to the companies in the Company’s portfolio.

	As of
	March 31, 2026	December 31, 2025
Geographic Region
Midwest	23.9%	22.9%
West(1)	20.2	20.3
Southeast	17.8	18.8
Northeast(2)	16.2	15.1
Mid-Atlantic	16.0	16.3
International	5.9	6.6
Total	100.0%	100.0%
________________________________________

(1)Includes the Company’s investment in the SDLP, which represented 3.9% and 3.8% of the total investment portfolio at fair value as of March 31, 2026 and December 31, 2025, respectively.

(2)Includes the Company’s investment in IHAM, which represented 9.0% and 8.3% of the total investment portfolio at fair value as of March 31, 2026 and December 31, 2025, respectively.

As of March 31, 2026 and December 31, 2025, loans on non-accrual status represented 2.1% of the total investments at amortized cost (or 1.2% at fair value) and 1.8% at amortized cost (or 1.2% at fair value), respectively.

Ivy Hill Asset Management, L.P.

Ivy Hill Asset Management, L.P. (“IHAM”), a wholly owned portfolio company of the Company, is an asset manager and an SEC-registered investment adviser. As of March 31, 2026, IHAM had assets under management of approximately $16.3 billion. As of March 31, 2026, IHAM managed 24 vehicles (the “IHAM Vehicles”). IHAM earns fee income from managing the IHAM Vehicles and has also invested in certain of these vehicles as part of its business strategy. The amortized cost of IHAM’s total investments as of March 31, 2026 and December 31, 2025 was $3,419 and $3,190, respectively. For the three months ended March 31, 2026 and 2025, IHAM had management and incentive fee income of $15 and $12, respectively, and investment-related income of $98 and $58, respectively, which included net realized gains or losses on investments and other transactions.

 The amortized cost and fair value of the Company’s investment in IHAM as of March 31, 2026 and December 31, 2025 were as follows:

	As of
	March 31, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Subordinated loan(1)	$762	$762	$531	$531
Equity	1,700	1,899	1,700	1,903
Total investment in IHAM	$2,462	$2,661	$2,231	$2,434
_______________________________________________________________________________

(1)The Company has provided a commitment to fund up to $1,000 and $750, as of March 31, 2026 and December 31, 2025, respectively, to IHAM, with availability of funding solely at the Company’s discretion.

The interest income and dividend income that the Company earned from IHAM for the three months ended March 31, 2026 and 2025 were as follows:

	For the Three Months Ended March 31,
	2026	2025
Interest income	$17	$—
Dividend income	$78	$73

From time to time, IHAM or certain IHAM Vehicles may purchase investments from, or sell investments to, the Company. For any such sales or purchases by the IHAM Vehicles to or from the Company, the IHAM Vehicle must obtain approval from third parties unaffiliated with the Company or IHAM, as applicable. During the three months ended March 31, 2026 and 2025, IHAM or certain of the IHAM Vehicles purchased $1,042 and $794, respectively, of loans from the Company. For the three months ended March 31, 2026 and 2025, the Company recognized approximately $3 and $0 of net realized gains, respectively, from these sales. During the three months ended March 31, 2026 and 2025, neither IHAM nor any IHAM Vehicles sold any investments to the Company.

The yields at amortized cost and fair value of the Company’s investments in IHAM as of March 31, 2026 and December 31, 2025 were as follows:

	As of
	March 31, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Subordinated loan	10.3%	10.3%	10.3%	10.3%
Equity(1)	17.6%	15.8%	17.2%	15.3%
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

Selected Financial Information

Pursuant to Rule 4-08(g) of Regulation S-X, selected financial information of IHAM, in conformity with GAAP, as of March 31, 2026 and December 31, 2025 and for the three months ended March 31, 2026 and 2025 are presented below.

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

When IHAM consolidates an IHAM Vehicle for GAAP purposes only, IHAM reflects the assets, liabilities, revenues and expenses of the Consolidated IHAM Vehicles on a gross basis, including the economic interests held by third-party investors in the Consolidated IHAM Vehicles as debt obligations, subordinated notes or non-controlling interests, in the consolidated IHAM financials below. All of the revenues earned by IHAM as the investment manager of the Consolidated IHAM Vehicles are eliminated in GAAP consolidation. However, because the eliminated amounts are earned from and funded by third-party investors, the GAAP consolidation of an IHAM Vehicle does not impact the net income or loss attributable to IHAM. As a result, the Company believes an assessment of IHAM’s business and the impact to the Company’s investment in IHAM is best viewed on a stand-alone basis as reflected in the first column in the tables below.

	As of March 31, 2026
	IHAM	Consolidated IHAM Vehicles(1)	Eliminations	Consolidated
Selected Balance Sheet Information:
Assets
Investments at fair value(2)	$3,327	$11,946	$(3,228)	$12,045
Cash and cash equivalents	15	590	—	605
Other assets	84	106	(73)	117
Total assets	$3,426	$12,642	$(3,301)	$12,767

Liabilities
Debt	$894	$9,022	$—	$9,916
Subordinated note from ARCC	762	—	—	762
Subordinated notes(3)	—	1,374	(1,035)	339
Other liabilities	16	204	(18)	202
Total liabilities	1,672	10,600	(1,053)	11,219
Equity
Contributed capital	1,700	—	—	1,700
Accumulated earnings	146	—	—	146
Net unrealized gains (losses) on investments and foreign currency transactions(4)	(92)	—	—	(92)
Non-controlling interests in Consolidated IHAM Vehicles(5)	—	2,042	(2,248)	(206)
Total equity	1,754	2,042	(2,248)	1,548
Total liabilities and equity	$3,426	$12,642	$(3,301)	$12,767

	As of December 31, 2025
	IHAM	Consolidated IHAM Vehicles(1)	Eliminations	Consolidated
Selected Balance Sheet Information:
Assets
Investments at fair value(2)	$3,108	$11,504	$(3,013)	$11,599
Cash and cash equivalents	10	597	—	607
Other assets	93	146	(82)	157
Total assets	$3,211	$12,247	$(3,095)	$12,363

Liabilities
Debt	$893	$8,622	$—	$9,515
Subordinated note from ARCC	531	—	—	531
Subordinated notes(3)	—	1,277	(941)	336
Other liabilities	21	311	(18)	314
Total liabilities	1,445	10,210	(959)	10,696
Equity
Contributed capital	1,700	—	—	1,700
Accumulated earnings	148	—	—	148
Net unrealized losses on investments and foreign currency transactions(4)	(82)	—	—	(82)
Non-controlling interests in Consolidated IHAM Vehicles(5)	—	2,037	(2,136)	(99)
Total equity	1,766	2,037	(2,136)	1,667
Total liabilities and equity	$3,211	$12,247	$(3,095)	$12,363
________________________________________

(1)Consolidated for GAAP purposes only.

(2)The determination of such fair value is determined in accordance with IHAM’s valuation process (separate and apart from the Company’s valuation process described elsewhere herein). The amortized cost of IHAM’s total investments as of March 31, 2026 and December 31, 2025 was $3,419 and $3,190, respectively. The amortized cost of the total investments of IHAM on a consolidated basis as of March 31, 2026 and December 31, 2025 was $12,339 and $11,766, respectively.

(3)Subordinated notes generally represent the most junior capital in certain of the Consolidated IHAM Vehicles and effectively represent equity in such vehicles.

(4)As of March 31, 2026 and December 31, 2025, net unrealized losses of $102 and $85, respectively, have been eliminated upon consolidation and the elimination is included in “non-controlling interests in Consolidated IHAM Vehicles” in the selected balance sheet information.

(5)Non-controlling interests in Consolidated IHAM Vehicles includes net unrealized depreciation in the Consolidated IHAM Vehicles of $292 and $167 as of March 31, 2026 and December 31, 2025, respectively.

	For the Three Months Ended March 31, 2026
	IHAM	Consolidated IHAM Vehicles(1)	Eliminations	Consolidated
Selected Statement of Operations Information:
Revenues
Investment income	$98	$250	$(97)	$251
Management fees and other income	15	2	(15)	2
Total revenues	113	252	(112)	253
Expenses
Interest expense	32	126	—	158
Distributions to subordinated notes	—	44	(31)	13
Management fees and other expenses	5	16	(15)	6
Total expenses	37	186	(46)	177
Net operating income	76	66	(66)	76
Net realized gains on investments, foreign currency and other transactions	—	6	—	6
Net unrealized losses on investments, foreign currency and other transactions	(10)	(131)	17	(124)
Total net realized and unrealized losses on investments, foreign currency and other transactions	(10)	(125)	17	(118)
Net income (loss)	66	(59)	(49)	(42)
Less: Net income (loss) attributable to non-controlling interests in Consolidated IHAM Vehicles	—	(59)	(49)	(108)
Net income attributable to Ivy Hill Asset Management, L.P.	$66	$—	$—	$66

	For the Three Months Ended March 31, 2025
	IHAM	Consolidated IHAM Vehicles(1)	Eliminations	Consolidated
Selected Statement of Operations Information:
Revenues
Investment income	$67	$217	$(65)	$219
Management fees and other income	12	2	(11)	3
Total revenues	79	219	(76)	222
Expenses
Interest expense	9	118	—	127
Distributions to subordinated notes	—	32	(23)	9
Management fees and other expenses	4	14	(11)	7
Total expenses	13	164	(34)	143
Net operating income	66	55	(42)	79
Net realized losses on investments and foreign currency	(9)	(55)	—	(64)
Net realized loss on extinguishment of debt	—	(1)	—	(1)
Net unrealized gains on investments, foreign currency and other transactions	25	13	(9)	29
Total net realized and unrealized gains (losses) on investments, foreign currency and other transactions	16	(43)	(9)	(36)
Net income	82	12	(51)	43
Less: Net income (loss) attributable to non-controlling interests in Consolidated IHAM Vehicles	—	12	(51)	(39)
Net income attributable to Ivy Hill Asset Management, L.P.	$82	$—	$—	$82
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

The Company provides capital to the SDLP in the form of subordinated certificates (the “SDLP Certificates”), and Varagon and its clients provide capital to the SDLP in the form of senior notes, intermediate funding notes and the SDLP Certificates. As of March 31, 2026 and December 31, 2025, the Company and a client of Varagon owned 87.5% and 12.5%, respectively, of the outstanding SDLP Certificates.

As of March 31, 2026 and December 31, 2025, the Company and Varagon and its clients had agreed to make capital available to the SDLP of $6,150 and $6,150, respectively, in the aggregate, of which $1,444 and $1,444, respectively, is to be made available from the Company. The Company will continue to provide capital to the SDLP in the form of the SDLP Certificates, and Varagon and its clients will provide capital to the SDLP in the form of senior notes, intermediate funding notes and the SDLP Certificates. This capital will only be committed to the SDLP upon approval of transactions by the investment committee of the SDLP as discussed above. Below is a summary of the funded capital and unfunded capital commitments of the SDLP.

	As of
	March 31, 2026	December 31, 2025
Total capital funded to the SDLP(1)	$4,749	$4,606
Total capital funded to the SDLP by the Company(1)	$1,328	$1,285
Total unfunded capital commitments to the SDLP(2)	$233	$259
Total unfunded capital commitments to the SDLP by the Company(2)	$55	$60
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

The amortized cost and fair value of the SDLP Certificates held by the Company and the Company’s yield on its investment in the SDLP Certificates at amortized cost and fair value as of March 31, 2026 and December 31, 2025 were as follows:

	As of
	March 31, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment in the SDLP Certificates	$1,146	$1,159	$1,103	$1,117
Yield on the investment in the SDLP Certificates	13.2%	13.0%	13.2%	13.0%

The interest income, capital structuring service fees and other income earned with respect to the Company’s investment in the SDLP Certificates for the three months ended March 31, 2026 and 2025 were as follows:

	For the Three Months Ended March 31,
	2026	2025
Interest income	$36	$38
Capital structuring service fees and other income	$2	$3

As of March 31, 2026 and December 31, 2025, the SDLP portfolio was comprised of first lien senior secured loans to primarily U.S. middle-market companies in industries similar to the companies in the Company’s portfolio. As of March 31, 2026, one of the loans in the SDLP portfolio was on non-accrual status. As of December 31, 2025, none of the loans in the SDLP portfolio were on non-accrual status. Below is a summary of the SDLP portfolio as of March 31, 2026 and December 31, 2025.

	As of
	March 31, 2026	December 31, 2025
Total first lien senior secured loans(1)(2)	$4,388	$4,297
Largest loan to a single borrower(1)	$404	$413
Total of five largest loans to borrowers(1)	$1,721	$1,719
Number of borrowers in the SDLP	45	39
Commitments to fund delayed draw loans(3)	$233	$259
___________________________________________________________________________

(1)At principal amount.

(2)First lien senior secured loans include certain loans that the SDLP classifies as “unitranche” loans. As of March 31, 2026 and December 31, 2025, the total principal amount of loans in the SDLP portfolio that the SDLP classified as “unitranche” loans was $2,932 and $2,844, respectively.

(3)These commitments to fund delayed draw loans have been approved by the investment committee of the SDLP and will be funded if and when conditions to funding such delayed draw loans are met.

5. DEBT

In accordance with the Investment Company Act, the Company is allowed to borrow amounts such that its asset coverage, calculated pursuant to the Investment Company Act, is at least 150% after such borrowing. The Company’s asset coverage requirement applicable to senior securities was reduced from 200% to 150% effective June 21, 2019. As of March 31, 2026, the aggregate principal amount outstanding of the senior securities issued by the Company was $15,927 and the Company’s asset coverage was 188%.

The Company’s outstanding debt as of March 31, 2026 and December 31, 2025 was as follows:

	As of
	March 31, 2026					December 31, 2025
	Total Aggregate Principal Amount Committed/ Outstanding (1)		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Committed/ Outstanding (1)		Principal Amount Outstanding	Carrying Value
Revolving Credit Facility	$5,312	(2)	$2,268	$2,265		$5,493	(2)	$2,028	$2,031
Revolving Funding Facility	2,250		1,191	1,191		2,250		1,234	1,234
SMBC Funding Facility	1,600	(3)	661	661		1,100	(3)	563	563
BNP Funding Facility	1,265		737	737		1,265		717	717
April 2036 CLO Notes(4)	476		476	474	(5)	476		476	473	(5)
October 2036 CLO Secured Loans(4)	544		544	541	(5)	544		544	541	(5)
January 2038 CLO Notes (4)	700		700	697	(5)	700		700	697	(5)
January 2026 Notes	—		—	—	(5)	1,150		1,150	1,150	(5)
July 2026 Notes	1,000		1,000	999	(5)	1,000		1,000	999	(5)
January 2027 Notes	900		900	897	(5)(6)	900		900	900	(5)(6)
June 2027 Notes	500		500	498	(5)	500		500	498	(5)
June 2028 Notes	1,250		1,250	1,248	(5)	1,250		1,250	1,248	(5)
March 2029 Notes	1,000		1,000	992	(5)(6)	1,000		1,000	999	(5)(6)
July 2029 Notes	850		850	854	(5)(6)	850		850	861	(5)(6)
September 2030 Notes	750		750	738	(5)(6)	750		750	743	(5)(6)
January 2031 Notes	650		650	630	(5)(6)	650		650	634	(5)(6)
April 2031 Notes	750		750	730	(5)(6)	—		—	—
November 2031 Notes	700		700	693	(5)	700		700	693	(5)
March 2032 Notes	1,000		1,000	1,003	(5)(6)	1,000		1,000	1,010	(5)(6)
Total	$21,497		$15,927	$15,848		$21,578		$16,012	$15,991
________________________________________

(1)Represents the total aggregate amount committed or outstanding, as applicable, under such instrument. Borrowings under the Revolving Credit Facility, Revolving Funding Facility, SMBC Funding Facility and BNP Funding Facility (each as defined below) are subject to borrowing base and other restrictions.

(2)Provides for an “accordion” feature that allows the Company, under certain circumstances, to increase the size of the Revolving Credit Facility to a maximum of approximately $7,744 and $7,925 as of March 31, 2026 and December 31, 2025, respectively.

(3)Provides for an “accordion” feature that allows ACJB (as defined below), under certain circumstances, to increase the size of the SMBC Funding Facility to a maximum of $2,500 and $1,300 as of March 31, 2026 and December 31, 2025, respectively.

(4)Excludes the April 2036 CLO Subordinated Notes, the October 2036 CLO Subordinated Notes and the January 2038 CLO Subordinated Notes (each as defined below), which were retained by the Company and, as such, eliminated in consolidation.

(5)Represents the aggregate principal amount outstanding, less unamortized debt issuance costs and the net unaccreted/amortized discount or premium recorded upon issuance. In January 2026, the Company repaid in full the January 2026 Notes (as defined below) upon their maturity.

(6)The carrying value of the January 2027 Notes, the March 2029 Notes, the July 2029 Notes, the September 2030 Notes, the January 2031 Notes, the April 2031 Notes and the March 2032 Notes (each as defined below) includes adjustments as a result of effective hedge accounting relationships, as applicable. See Note 6 for more information on the interest rate swaps related to these unsecured notes issuances.

 The weighted average stated interest rate and weighted average maturity, both on aggregate principal amount outstanding, of all the Company’s outstanding debt as of March 31, 2026 were 4.9% and 4.3 years, respectively, and as of December 31, 2025 were 4.9% and 4.2 years, respectively. The weighted average stated interest rate of all the Company’s outstanding debt as of March 31, 2026 and December 31, 2025 includes the impact of interest rate swaps. See Note 6 for more information on the interest rate swaps.

Revolving Credit Facility

The Company is party to a senior secured revolving credit facility (as amended and restated, the “Revolving Credit Facility”) that allows the Company to borrow up to $5,312 at any one time outstanding. The Revolving Credit Facility consists of an approximately $4,168 revolving tranche and an approximately $1,144 term loan tranche. As of March 31, 2026, the end of the revolving periods and the stated maturity dates of the various revolving and term loan tranches of the Revolving Credit Facility were as follows:

	Total Aggregate Principal Amount Committed	End of Revolving Period	Maturity Date
Revolving tranche	$4,058	April 15, 2029	April 15, 2030
	65	March 31, 2026(1)	March 31, 2027
	45	April 12, 2028	April 12, 2029
4,168
Term loan tranche	1,035		April 15, 2030
	45		April 12, 2029
	40		April 19, 2028
	24		March 31, 2027
1,144
$5,312
________________________________________

(1)Effective March 31, 2026, approximately $181 of previously available commitments expired.

The Revolving Credit Facility also provides for an “accordion” feature that allows the Company, under certain circumstances, to increase the overall size of the Revolving Credit Facility to a maximum of approximately $7,744. The Revolving Credit Facility generally requires payments of interest at the end of each SOFR interest period, but no less frequently than quarterly, on SOFR based loans, and monthly payments of interest on other loans. Subsequent to the end of the respective revolving periods and prior to the respective stated maturity dates, the Company is required to repay the relevant outstanding principal amounts under both the term loan tranche and revolving tranche on a monthly basis in an amount equal to 1/12th of the outstanding principal amount at the end of the respective revolving periods.

Under the Revolving Credit Facility, the Company is required to comply with various covenants, reporting requirements and other customary requirements for similar revolving credit facilities, including, without limitation, covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) maintaining a certain minimum stockholders’ equity, (e) maintaining a ratio of total assets (less total liabilities not representing indebtedness) to total indebtedness of the Company and its consolidated subsidiaries (subject to certain exceptions) of not less than 1.5:1.0, (f) limitations on pledging certain unencumbered assets, and (g) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and certain of its subsidiaries. These covenants are subject to important limitations and exceptions that are described in the documents governing the Revolving Credit Facility. Amounts available to borrow under the Revolving Credit Facility (and the incurrence of certain other permitted debt) are also subject to compliance with a borrowing base that applies different advance rates to different types of assets (based on their value as determined pursuant to the Revolving Credit Facility) that are pledged as collateral. As of March 31, 2026, the Company was in compliance in all material respects with the terms of the Revolving Credit Facility.

As of March 31, 2026 and December 31, 2025, there was $2,268 and $2,028 outstanding, respectively, under the Revolving Credit Facility. The Revolving Credit Facility also provides for a sub-limit for the issuance of letters of credit for up to an aggregate amount of $400. As of March 31, 2026 and December 31, 2025, the Company had $54 and $54, respectively, in letters of credit issued through the Revolving Credit Facility. The amount available for borrowing under the Revolving Credit Facility is reduced by any letters of credit and swingline loans issued. As of March 31, 2026, there was $2,990, available for borrowing (net of letters of credit and swingline loans issued) under the Revolving Credit Facility, subject to borrowing base restrictions.

Since April 15, 2025, subject to certain exceptions, the interest rate charged on the Revolving Credit Facility is based on SOFR plus a credit spread adjustment of 0.10% (or an alternate rate of interest for certain loans, commitments and/or other extensions of credit denominated in certain approved foreign currencies plus a spread adjustment, if applicable) plus an applicable spread of either 1.525%, 1.650% or 1.775% or an “alternate base rate” (as defined in the documents governing the Revolving Credit Facility) plus an applicable spread of either 0.525%, 0.650% or 0.775%, in each case, determined monthly based on the total amount of the borrowing base relative to the sum of (i) the greater of (a) the aggregate amount of revolving credit exposure and term loans outstanding under the Revolving Credit Facility and (b) 85% of the total commitments of the Revolving Credit Facility (or, if higher, the total revolving exposure) plus (ii) other debt, if any, secured by the same collateral as the Revolving Credit Facility. Prior to April 15, 2025, the interest rate charged on the Revolving Credit Facility was based on SOFR plus a credit spread adjustment of 0.10% (or an alternate rate of interest for certain loans, commitments and/or other extensions of credit denominated in certain approved foreign currencies plus a spread adjustment, if applicable) plus an applicable spread of either 1.750% or 1.875% or an “alternate base rate” plus an applicable spread of either 0.750% or 0.875%, in each case, determined monthly based on the total amount of the borrowing base relative to the sum of (i) the greater of (a) the aggregate amount of revolving exposure and term loans outstanding under the Revolving Credit Facility and (b) 85% of the total commitments of the Revolving Credit Facility (or, if higher, the total revolving credit exposure) plus (ii) other debt, if any, secured by the same collateral as the Revolving Credit Facility. The Revolving Credit Facility allows for borrowings to be made using one, three or six month SOFR. As of March 31, 2026, the one, three and six month SOFR was 3.66%, 3.68% and 3.70%, respectively. As of March 31, 2026, the applicable weighted average spread in effect was 1.53%. Subject to certain exceptions, the Company is required to pay a commitment fee of 0.325% per annum on any unused portion of the Revolving Credit Facility. The Company is also required to pay a letter of credit fee of either 1.775%, 1.900% or 2.025% per annum on letters of credit issued, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility.

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

For the three months ended March 31, 2026 and 2025, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Revolving Credit Facility were as follows:

	For the Three Months Ended March 31,
	2026	2025
Stated interest expense	$36	$17
Credit facility fees	2	3
Amortization of debt issuance costs	3	2
Total interest and credit facility fees expense	$41	$22
Cash paid for interest expense	$38	$21
Average stated interest rate	5.24%	6.18%
Average outstanding balance	$2,777	$1,118

Letter of Credit Facility

The Company and Deutsche Bank AG New York Branch (the “DB Issuer”) are party to an uncommitted continuing agreement (the “Letter of Credit Facility”), which allows the DB Issuer to issue letters of credit or demand guarantees, at the request of the Company, on behalf of certain portfolio companies. The Company is required to make payments to the DB Issuer if the portfolio companies were to default on their related payment obligations. The Letter of Credit Facility is secured on a pari passu basis with the Revolving Credit Facility and pursuant to substantially the same collateral as the Revolving Credit Facility. As of March 31, 2026 and December 31, 2025, the DB Issuer had $312 and $218, respectively, in letters of credit issued under the Letter of Credit Facility.

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

Amounts available to borrow under the Revolving Funding Facility are subject to a borrowing base that applies different advance rates to different types of assets held by Ares Capital CP. Ares Capital CP is also subject to limitations with respect to the loans securing the Revolving Funding Facility, including restrictions on sector concentrations, loan size, payment frequency and status, collateral interests and loans with fixed rates, as well as restrictions on portfolio company leverage, all of which may also affect the borrowing base and therefore amounts available to borrow. The Company and Ares Capital CP are also required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the Revolving Funding Facility. As of March 31, 2026, the Company and Ares Capital CP were in compliance in all material respects with the terms of the Revolving Funding Facility.

As of March 31, 2026 and December 31, 2025, there was $1,191 and $1,234 outstanding, respectively, under the Revolving Funding Facility. Since July 28, 2025, the interest rate charged on the Revolving Funding Facility is based on SOFR or a “base rate” (as defined in the documents governing the Revolving Funding Facility) plus an applicable spread of 1.80% per annum. Prior to July 28, 2025, the interest rate charged on the Revolving Funding Facility was based on SOFR or a “base rate” plus an applicable spread of 2.00% per annum. Ares Capital CP is also required to pay a commitment fee of between 0.50% and 1.25% per annum depending on the size of the unused portion of the Revolving Funding Facility.

For the three months ended March 31, 2026 and 2025, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the Revolving Funding Facility were as follows:

	For the Three Months Ended March 31,
	2026	2025
Stated interest expense	$15	$16
Credit facility fees	1	2
Amortization of debt issuance costs	1	1
Total interest and credit facility fees expense	$17	$19
Cash paid for interest expense	$17	$17
Average stated interest rate	5.40%	6.33%
Average outstanding balance	$1,092	$987

SMBC Funding Facility

The Company and the Company’s consolidated subsidiary, Ares Capital JB Funding LLC (“ACJB”), are party to a revolving funding facility (as amended, the “SMBC Funding Facility”), with ACJB, as the borrower, and Sumitomo Mitsui Banking Corporation, as the administrative agent and collateral agent, that allows ACJB to borrow up to $1,600 at any one time outstanding. The SMBC Funding Facility also provides for an “accordion” feature that allows ACJB, under certain circumstances, to increase the overall size of the SMBC Funding Facility to $2,500. The SMBC Funding Facility is secured by all of the assets held by ACJB. The end of the reinvestment period and the stated maturity date for the SMBC Funding Facility are July 25, 2028 and July 25, 2030, respectively. The reinvestment period and the stated maturity date are both subject to two one-year extensions by mutual agreement.

Amounts available to borrow under the SMBC Funding Facility are subject to a borrowing base that applies an advance rate to assets held by ACJB. ACJB is also subject to limitations with respect to the loans securing the SMBC Funding Facility, including restrictions on sector concentrations, loan size, payment frequency and status, collateral interests and loans with fixed rates, as well as restrictions on portfolio company leverage, all of which may also affect the borrowing base and therefore amounts available to borrow. The Company and ACJB are also required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the SMBC Funding Facility. As of March 31, 2026, the Company and ACJB were in compliance in all material respects with the terms of the SMBC Funding Facility.

As of March 31, 2026 and December 31, 2025, there was $661 and $563 outstanding, respectively, under the SMBC Funding Facility. Since February 25, 2026, the interest rate charged on the SMBC Funding Facility is based on an applicable spread of either (i) 1.75% over SOFR or (ii) 0.75% over a “base rate” (as defined in the documents governing the SMBC Funding Facility). From July 25, 2025 to February 24, 2026, the interest rate charged on the SMBC Funding Facility was based on an applicable spread of either (i) 1.80% over SOFR or (ii) 0.80% over a “base rate”. Prior to July 25, 2025, the interest rate charged on the SMBC Funding Facility was based on an applicable spread of either (i) 2.00% over one month SOFR or (ii) 1.00% over a “base rate”, in each case, determined monthly based on the amount of the average borrowings outstanding under the SMBC Funding Facility. ACJB is required to pay a commitment fee of between 0.50% and 1.00% per annum depending on the size of the unused portion of the SMBC Funding Facility.

For the three months ended March 31, 2026 and 2025, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the SMBC Funding Facility were as follows:

	For the Three Months Ended March 31,
	2026	2025
Stated interest expense	$8	$7
Credit facility fees	1	—
Amortization of debt issuance costs	—	1
Total interest and credit facility fees expense	$9	$8
Cash paid for interest expense	$8	$7
Average stated interest rate	5.46%	6.32%
Average outstanding balance	$561	$414

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

Amounts available to borrow under the BNP Funding Facility are subject to a borrowing base that applies an advance rate to assets held by AFB. AFB is also subject to limitations with respect to the loans securing the BNP Funding Facility, including restrictions on sector concentrations, loan size, payment frequency and status, collateral interests and loans with fixed rates, as well as restrictions on portfolio company leverage, all of which may also affect the borrowing base and therefore amounts available to borrow. The Company and AFB are also required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. These covenants are subject to important limitations and exceptions that are described in the documents governing the BNP Funding Facility. As of March 31, 2026, the Company and AFB were in compliance in all material respects with the terms of the BNP Funding Facility.

As of March 31, 2026 and December 31, 2025, there was $737 and $717, respectively, outstanding under the BNP Funding Facility. Since March 20, 2025, the interest rate charged on the BNP Funding Facility is based on an applicable SOFR or a “base rate” (as defined in the documents governing the BNP Funding Facility) plus a margin of (i) 1.90% during the reinvestment period and (ii) 2.40% following the reinvestment period. Prior to March 20, 2025, the interest rate charged on the BNP Funding Facility was based on an applicable SOFR or a “base rate” plus a margin of (i) 2.10% during the reinvestment period and (ii) 2.60% following the reinvestment period.

For the three months ended March 31, 2026 and 2025, the components of interest and credit facility fees expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the BNP Funding Facility were as follows:

	For the Three Months Ended March 31,
	2026	2025
Stated interest expense	$9	$11
Credit facility fees	1	—
Amortization of debt issuance costs	1	1
Total interest and credit facility fees expense	$11	$12
Cash paid for interest expense	$11	$12
Average stated interest rate	5.58%	6.41%
Average outstanding balance	$668	$712

Debt Securitizations

Certain of the Company’s wholly owned, consolidated subsidiaries (Ares Direct Lending CLO I LLC (“ADL CLO 1”), Ares Direct Lending CLO 4 LLC (“ADL CLO 4”) and Ares Direct Lending CLO 7 LLC (“ADL CLO 7” and, together with ADL CLO 1 and ADL CLO 4, the “CLO Subsidiaries”)) have completed on-balance sheet financings through term debt securitizations (also known as collateralized loan obligations), which are consolidated by the Company for financial reporting purposes and count as debt for the purposes of determining the Company’s asset coverage. These include (i) a $702 term debt securitization completed in May 2024 (the “ADL CLO 1 Debt Securitization”), (ii) a $804 term debt securitization completed in November 2024 (the “ADL CLO 4 Debt Securitization”) and (iii) a $1,003 term debt securitization completed in December 2025 (the “ADL CLO 7 Debt Securitization”). The Company refers to the ADL CLO 1 Debt Securitization, ADL CLO 4 Debt Securitization and ADL CLO 7 Debt Securitization collectively as the “Debt Securitizations.” The Company’s investment adviser serves as asset manager to the CLO Subsidiaries under asset management agreements with each CLO Subsidiary and has agreed to waive any management fees from the CLO Subsidiaries for such services.

ADL CLO 1 Debt Securitization

The following table presents information on the ADL CLO 1 Debt Securitization as of March 31, 2026:

Class	Type	Principal Outstanding	Maturity Date	Interest Rate
April 2036 Class A CLO Notes	Senior Secured Floating Rate	$406	April 25, 2036	SOFR+1.80%
April 2036 Class B CLO Notes(1)	Senior Secured Floating Rate	70	April 25, 2036	SOFR+2.20%
Total April 2036 CLO Secured Notes		476
April 2036 CLO Subordinated Notes(2)	Subordinated	226	April 25, 2036	None
Total April 2036 CLO Notes		$702
________________________________________

(1)The April 2036 Class A CLO Notes and the April 2036 Class B CLO Notes are referred to collectively as the April 2036 CLO Secured Notes and are the secured obligations of ADL CLO 1 and are backed by a diversified portfolio of first lien senior secured loans contributed by the Company to ADL CLO 1.

(2)The Company retained all of the April 2036 CLO Subordinated Notes, as such, the April 2036 CLO Subordinated Notes are eliminated in consolidation.

The indenture governing the April 2036 CLO Secured Notes contains customary covenants and events of default as well as certain conditions pursuant to which additional loans can be acquired by ADL CLO 1. Through April 25, 2028, all principal collections received on the underlying collateral may be used by ADL CLO 1 to purchase new collateral, including additional collateral from the Company.

ADL CLO 4 Debt Securitization

The following table presents information on the ADL CLO 4 Debt Securitization as of March 31, 2026:

Class	Type	Principal Outstanding	Maturity Date	Interest Rate
October 2036 Class A CLO Loans	Senior Secured Floating Rate	$464	October 24, 2036	SOFR+1.54%
October 2036 Class B CLO Loans(1)	Senior Secured Floating Rate	80	October 24, 2036	SOFR+1.83%
Total October 2036 CLO Secured Loans		544
October 2036 CLO Subordinated Notes(2)	Subordinated	260	October 24, 2036	None
Total October 2036 CLO Notes		$804
________________________________________

(1)The October 2036 Class A CLO Loans and the October 2036 Class B CLO Loans are referred to collectively as the October 2036 CLO Secured Loans and are the secured obligations of ADL CLO 4 and are backed by a diversified portfolio of first lien senior secured loans contributed by the Company to ADL CLO 4.

(2)The Company retained all of the October 2036 CLO Subordinated Notes, as such, the October 2036 CLO Subordinated Notes are eliminated in consolidation.

The documents governing the October 2036 CLO Secured Loans contain customary covenants and events of default as well as certain conditions pursuant to which additional loans can be acquired by ADL CLO 4. Through October 24, 2028, all principal collections received on the underlying collateral may be used by ADL CLO 4 to purchase new collateral, including additional collateral from the Company.

ADL CLO 7 Debt Securitization

The following table presents information on the ADL CLO 7 Debt Securitization as of March 31, 2026:

Class	Type	Principal Outstanding	Maturity Date	Interest Rate
January 2038 Class A-1 CLO Notes	Senior Secured Floating Rate	$570	January 20, 2038	SOFR+1.40%
January 2038 Class A-2 CLO Notes	Senior Secured Floating Rate	50	January 20, 2038	SOFR+1.65%
January 2038 Class B CLO Notes(1)	Senior Secured Floating Rate	80	January 20, 2038	SOFR+1.85%
Total January 2038 CLO Secured Notes		700
January 2038 CLO Subordinated Notes(2)	Subordinated	303	January 20, 2038	None
Total January 2038 CLO Notes		$1,003
________________________________________

(1)The January 2038 Class A-1 CLO Notes, the January 2038 Class A-2 CLO Notes and the January 2038 Class B CLO Notes are referred to collectively as the January 2038 CLO Secured Notes and are the secured obligations of ADL CLO 7 and are backed by a diversified portfolio of first lien senior secured loans contributed by the Company to ADL CLO 7.

(2)The Company retained all of the January 2038 CLO Subordinated Notes, as such, the January 2038 CLO Subordinated Notes are eliminated in consolidation.

The indenture governing the January 2038 CLO Secured Notes contains customary covenants and events of default as well as certain conditions pursuant to which additional loans can be acquired by ADL CLO 7. Through January 20, 2038, all principal collections received on the underlying collateral may be used by ADL CLO 7 to purchase new collateral, including additional collateral from the Company.

The interest rate charged on the April 2036 CLO Secured Notes, the October 2036 CLO Secured Loans and the January 2038 CLO Secured Notes is based on SOFR plus a blended weighted average spread of 1.86%, 1.58% and 1.47%, respectively. For the three months ended March 31, 2026 and 2025, the components of interest expense, cash paid for interest expense, average stated interest rates (i.e., rate in effect plus the spread) and average outstanding balances for the April 2036 CLO Secured Notes, the October 2036 CLO Secured Loans and the January 2038 CLO Secured Notes were as follows.

	For the Three Months Ended March 31,
	2026	2025
Stated interest expense	$23	$16
Total interest expense	$23	$16
Cash paid for interest expense	$15	$8
Average stated interest rate	5.34%	6.18%
Average outstanding balance	$1,720	$1,020

Unsecured Notes

The Company has issued certain unsecured notes (the Company refers to each series of unsecured notes using the defined term set forth under the “Unsecured Notes” column of the table below and collectively refers to all such series as the “Unsecured Notes”), that pay interest semi-annually and all principal amounts are due upon maturity. Each of the Unsecured Notes may be redeemed in whole or in part at any time at the Company’s option at a redemption price equal to par plus a “make whole” premium, if applicable, as determined pursuant to the indentures governing each of the Unsecured Notes, plus any accrued and unpaid interest. Certain key terms related to the features of the Unsecured Notes as of March 31, 2026 are listed below.

Unsecured Notes	Aggregate Principal Amount Issued	Effective Stated Interest Rate	Original Issuance Date	Maturity Date
July 2026 Notes	$1,000	2.150%	January 13, 2021	July 15, 2026
January 2027 Notes(1)	$900	6.254%	August 3, 2023	January 15, 2027
June 2027 Notes	$500	2.875%	January 13, 2022	June 15, 2027
June 2028 Notes	$1,250	2.875%	June 10, 2021	June 15, 2028
March 2029 Notes(1)	$1,000	5.690%	January 23, 2024	March 1, 2029
July 2029 Notes(1)	$850	5.316%	May 13, 2024	July 15, 2029
September 2030 Notes(1)	$750	5.438%	June 3, 2025	September 1, 2030
January 2031 Notes	$650	5.100%	September 9, 2025	January 15, 2031
April 2031 Notes(1)	$750	5.398%	January 12, 2026	April 12, 2031
November 2031 Notes	$700	3.200%	November 4, 2021	November 15, 2031
March 2032 Notes(1)	$1,000	5.369%	January 8, 2025	March 8, 2032
________________________________________

(1)The effective stated interest rates for the January 2027 Notes, the March 2029 Notes, the July 2029 Notes, the September 2030 Notes, the April 2031 Notes and the March 2032 Notes include the impact of interest rate swaps.

In January 2026, the Company repaid in full the $1,150 in aggregate principal amount outstanding of unsecured notes (the “January 2026 Notes”) upon their maturity. The January 2026 Notes bore interest at a rate of 3.875% per annum.

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

For the three months ended March 31, 2026 and 2025, the components of interest expense and cash paid for interest expense for the Unsecured Notes, as well as any other unsecured notes outstanding during the periods presented, were as follows:

	For the Three Months Ended March 31,
	2026	2025
Stated interest expense(1)	$105	$107
Amortization of debt issuance costs	3	4
Net amortization of original issue discount/premium	2	(1)
Net gain on interest rate swaps accounted for as hedge instruments and the related hedged items	—	(1)
Total interest expense	$110	$109
Cash paid for interest expense(1)	$130	$111
________________________________________

(1)Includes the impact of the interest rate swaps.

The Unsecured Notes contain certain covenants, including covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a) of the Investment Company Act, or any successor provisions, and to provide financial information to the holders of such notes under certain circumstances. These covenants are subject to important limitations and exceptions set forth in the indentures governing such notes. As of March 31, 2026, the Company was in compliance in all material respects with the terms of the respective indentures governing each of the Unsecured Notes.

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

Foreign Currency Forward Contracts

Certain information related to the Company’s foreign currency forward derivative instruments as of March 31, 2026 and December 31, 2025 is presented below.

	As of March 31, 2026
Derivative Instrument	Notional Amount		Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract		¥4,066	$49	$(47)	Other assets
Foreign currency forward contract	CAD	324	234	(233)	Other assets
Foreign currency forward contract		€317	324	(321)	Other assets
Foreign currency forward contract		£194	233	(231)	Other assets
Foreign currency forward contract		£159	204	(204)	Other assets
Foreign currency forward contract	CAD	159	142	(142)	Accounts payable and other liabilities
Foreign currency forward contract		€138	162	(160)	Other assets
Foreign currency forward contract	NZD	69	40	(39)	Other assets
Foreign currency forward contract	NOK	64	6	(6)	Accounts payable and other liabilities
Foreign currency forward contract	AUD	14	13	(13)	Accounts payable and other liabilities
Total			$1,407	$(1,396)

	As of December 31, 2025
Derivative Instrument	Notional Amount		Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Net Amounts
Foreign currency forward contract		¥8,131	$58	$(56)	Other assets
Foreign currency forward contract	CAD	402	290	(295)	Accounts payable and other liabilities
Foreign currency forward contract		£304	367	(369)	Accounts payable and other liabilities
Foreign currency forward contract		£238	312	(315)	Accounts payable and other liabilities
Foreign currency forward contract		€180	210	(212)	Accounts payable and other liabilities
Foreign currency forward contract		€155	181	(182)	Accounts payable and other liabilities
Foreign currency forward contract	CAD	148	107	(109)	Accounts payable and other liabilities
Foreign currency forward contract	NZD	64	37	(37)	Other assets
Foreign currency forward contract	NOK	64	6	(6)	Other assets
Foreign currency forward contract	AUD	22	15	(15)	Accounts payable and other liabilities
Total			$1,583	$(1,596)

As of March 31, 2026 and December 31, 2025, the counterparties to each of the Company’s foreign currency forward contracts were Canadian Imperial Bank of Commerce or Royal Bank of Canada.

Net realized and unrealized gains and losses on derivative instruments not designated as a qualifying hedge accounting relationship recognized by the Company for the three months ended March 31, 2026 and 2025 is in the following location in the consolidated statements of operations:

		For the Three Months Ended March 31,
Derivative Instrument	Statement Location	2026	2025
Foreign currency forward contract	Net realized gains (losses) from foreign currency and other transactions	$(5)	$31
Foreign currency forward contract	Net unrealized gains (losses) from foreign currency and other transactions	$25	$(44)

Interest Rate Swaps

In connection with certain of the unsecured notes issued by the Company, the Company has entered into interest rate swaps to more closely align the interest rates of such liabilities with the Company’s investment portfolio, which consists primarily of floating rate loans. Under the interest rate swaps, the Company receives a fixed interest rate and pays a floating interest rate of one-month SOFR plus an applicable spread, as disclosed below. The Company designated these interest rate swaps and the associated unsecured notes as qualifying fair value hedge accounting relationships. As of March 31, 2026 and 2025, the counterparties to each of the Company’s interest rate swaps were Wells Fargo Bank, N.A or SMBC Capital Markets, Inc. Certain information related to the Company’s interest rate swaps as of March 31, 2026 is presented below.

Description	Hedged Item	Company Receives	Company Pays	Maturity Date	Notional Amount
Interest rate swap	January 2027 Notes	7.000%	SOFR +2.5810%	January 15, 2027	$900
Interest rate swap	March 2029 Notes	5.875%	SOFR +2.0230%	March 1, 2029	$1,000
Interest rate swap	July 2029 Notes	5.950%	SOFR +1.6430%	July 15, 2029	$850
Interest rate swap	September 2030 Notes	5.500%	SOFR +1.7705%	September 1, 2030	$750
Interest rate swap(1)	January 2031 Notes	5.100%	SOFR +1.7270%	January 15, 2031	$650
Interest rate swap	April 2031 Notes	5.250%	SOFR +1.7217%	April 15, 2031	$750
Interest rate swap(1)	March 2032 Notes	5.800%	SOFR +1.6995%	March 8, 2032	$1,000
________________________________________

(1)In connection with the issuances of the January 2031 Notes and the March 2032 Notes, the Company entered into forward-starting interest rate swaps with effective dates of July 15, 2026 and January 8, 2026, respectively.

See Note 5 for more information on the January 2027 Notes, the March 2029 Notes, the July 2029 Notes, the September 2030 Notes, the January 2031 Notes, the April 2031 Notes and the March 2032 Notes.

As a result of the Company’s designation of the interest rate swaps as hedging instruments in qualifying fair value hedge accounting relationships, the Company is required to fair value the hedging instruments and the related hedged items, with the changes in the fair value of each being recorded in interest expense. The net gain related to the fair value hedges was approximately $0 and $1 for the three months ended March 31, 2026 and 2025, respectively, which is included in “interest and credit facility fees” in the Company’s consolidated statements of operations. The balance sheet impact of fair valuing the interest rate swaps as of March 31, 2026 and December 31, 2025 is presented below:

	As of March 31, 2026
Derivative Instrument	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Balance Sheet Location of Amounts
Interest rate swap(1)	$900	January 15, 2027	$4	$—	Other assets
Interest rate swap(2)	$1,000	March 1, 2029	6	—	Other assets
Interest rate swap(3)	$850	July 15, 2029	17	—	Other assets
Interest rate swap(4)	$750	September 1, 2030	2	—	Other assets
Interest rate swap(5)	$650	January 15, 2031	—	(8)	Accounts payable and other liabilities
Interest rate swap(6)	$750	April 15, 2031	—	(5)	Accounts payable and other liabilities
Interest rate swap(7)	$1,000	March 8, 2032	20	—	Other assets
Total			$49	$(13)
________________________________________

(1)The asset related to the fair value of the interest rate swaps was offset by a $4 increase to the carrying value of the January 2027 Notes.

(2)The asset related to the fair value of the interest rate swap was offset by a $6 increase to the carrying value of the March 2029 Notes.

(3)The asset related to the fair value of the interest rate swap was offset by a $17 increase to the carrying value of the July 2029 Notes.

(4)The asset related to the fair value of the interest rate swap was offset by a $2 increase to the carrying value of the September 2030 Notes.

(5)The liability related to the fair value of the interest rate swap was offset by a $8 decrease to the carrying value of the January 2031 Notes.

(6)The liability related to the fair value of the interest rate swap was offset by a $5 decrease to the carrying value of the April 2031 Notes.

(7)The asset related to the fair value of the interest rate swap was offset by a $20 increase to the carrying value of the March 2032 Notes.

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

7. COMMITMENTS AND CONTINGENCIES

Investment Commitments

The Company has various commitments to fund investments in its portfolio as described below. As of March 31, 2026 and December 31, 2025, the Company had the following commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to fund which are at (or substantially at) the Company’s discretion:

	As of
	March 31, 2026	December 31, 2025
Total revolving loan commitments	$2,941	$2,734
Less: funded commitments	(689)	(492)
Less: unavailable revolving loan commitments due to borrowing base or other covenant restrictions	(13)	(11)
Total net unfunded revolving loan commitments	2,239	2,231

Total unfunded delayed draw loan commitments	2,791	2,989
Less: unavailable delayed draw loan commitments due to borrowing base or other covenant restrictions	(35)	(30)
Total net unfunded delayed draw loan commitments	2,756	2,959
Total net unfunded revolving and delayed draw loan commitments	$4,995	$5,190

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

Also included within the total revolving loan commitments as of March 31, 2026 were commitments to issue up to $402 in letters of credit through a financial intermediary on behalf of certain portfolio companies. As of March 31, 2026, the Company had $69 in letters of credit issued and outstanding under these commitments on behalf of the portfolio companies. For all these letters of credit issued and outstanding, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. Of these letters of credit, $59 expire in 2026 and $10 expire in 2027.

The Company also has commitments to invest in the SDLP for the Company’s portion of the SDLP’s commitments to fund delayed draw loans to certain portfolio companies of the SDLP. See Note 4 for more information.

As of March 31, 2026 and December 31, 2025, the Company was party to agreements to fund equity investment commitments as follows:

	As of
	March 31, 2026	December 31, 2025
Total equity commitments	$199	$209
Less: funded equity commitments	(48)	(40)
Total unfunded equity commitments	151	169
Less: equity commitments substantially at discretion of the Company	(43)	(43)
Total net unfunded equity commitments	$108	$126

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

The following table presents fair value measurements of investments, unfunded revolving and delayed draw loan commitments and derivatives as of March 31, 2026:

	Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3
Investments not measured at net asset value	$29,482	$35	$609	$28,838
Investments measured at net asset value(1)	17
Total investments	$29,499
Unfunded revolving and delayed draw loan commitments(2)	$(33)	$—	$—	$(33)
Derivatives:
Foreign currency forward contracts	$11	$—	$11	$—
Interest rate swaps	$36	$—	$36	$—
________________________________________

(1)Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets.

(2)The fair value of unfunded revolving and delayed draw loan commitments is included in “accounts payable and other liabilities” in the accompanying consolidated balance sheets.

The following table presents fair value measurements of investments, unfunded revolving and delayed draw loan commitments and derivatives as of December 31, 2025:

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
________________________________________

(1)Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets.

(2)The fair value of unfunded revolving and delayed draw loan commitments is included in “accounts payable and other liabilities” in the accompanying consolidated balance sheets.

The following tables summarize the significant unobservable inputs the Valuation Designee used to value the majority of the Company’s investments categorized within Level 3 as of March 31, 2026 and December 31, 2025. The tables are not intended to be all-inclusive, but instead to capture the significant unobservable inputs relevant to the Valuation Designee’s determination of fair values.

	As of March 31, 2026
			Unobservable Input
Asset Category	Fair Value	Primary Valuation Techniques	Input	Estimated Range	Weighted Average(1)
First lien senior secured loans	$17,406	Yield analysis	Market yield	5.5% - 27.7%	9.7%
Second lien senior secured loans	1,032	Yield analysis	Market yield	9.4% - 31.0%	16.3%
Subordinated certificates of the SDLP	1,159	Discounted cash flow analysis	Discount rate	9.3% - 12.6%	11.3%
Senior subordinated loans	1,690	Yield analysis	Market yield	7.1% - 25.8%	12.5%
Preferred equity	2,415	Yield analysis	Market yield	4.7% - 32.7%	15.0%
		EV market multiple analysis	EBITDA multiple	3.3x - 24.0x	12.4x
Ivy Hill Asset Management, L.P.(2)	2,661	Discounted cash flow analysis	Discount rate	9.3% - 17.0%	10.7%
Other equity	2,475	EV market multiple analysis	EBITDA multiple	3.3x - 30.0x	13.3x
Total investments	$28,838
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

The following table presents changes in investments that use Level 3 inputs as of and for the three months ended March 31, 2026:

As of and For the Three Months Ended March 31, 2026
Balance as of December 31, 2025	$28,692
Net realized gains	93
Net unrealized losses	(339)
Purchases	3,407
Sales	(1,640)
Repayments	(1,458)
PIK interest and dividends	109
Net accretion of discount on investments	3
Transfers into Level 3	—
Transfers out of Level 3	(29)
Balance as of March 31, 2026	$28,838

Investments that were transferred into and out of Level 3 during the three months ended March 31, 2026 were generally as a result of changes in the observability of significant inputs or available market data for certain portfolio companies.

As of March 31, 2026, the net unrealized depreciation on the investments that use Level 3 inputs was $102.

For the three months ended March 31, 2026, the total amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to the Company’s Level 3 assets still held as of March 31, 2026, and reported within the net unrealized gains (losses) on investments, foreign currency and other transactions in the Company’s consolidated statements of operations was $(319).

The following table presents changes in investments that use Level 3 inputs as of and for the three months ended March 31, 2025:

As of and For the Three Months Ended March 31, 2025
Balance as of December 31, 2024	$26,091
Net realized losses	(103)
Net unrealized gains	26
Purchases	2,679
Sales	(799)
Repayments	(1,456)
PIK interest and dividends	105
Net accretion of discount on investments	2
Transfers into Level 3	—
Transfers out of Level 3	(160)
Balance as of March 31, 2025	$26,385

Investments that were transferred into and out of Level 3 during the three months ended March 31, 2025 were generally as a result of changes in the observability of significant inputs or available market data for certain portfolio companies.

As of March 31, 2025, the net unrealized appreciation on the investments that use Level 3 inputs was $403.

For the three months ended March 31, 2025, the total amount of gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to the Company’s Level 3 assets still held as of March 31, 2025, and reported within the net unrealized gains (losses) on investments, foreign currency and other transactions in the Company’s consolidated statements of operations was $(78).

The following are the carrying and fair values of the Company’s debt obligations as of March 31, 2026 and December 31, 2025. Fair value is estimated by discounting remaining payments using applicable current market rates, which take into account changes in the Company’s marketplace credit ratings, or market quotes, if available.

	As of
	March 31, 2026			December 31, 2025
	Carrying Value(1)		Fair Value(6)	Carrying Value(1)		Fair Value(6)
Revolving Credit Facility	$2,265		$2,265	$2,031		$2,031
Revolving Funding Facility	1,191		1,191	1,234		1,234
SMBC Funding Facility	661		661	563		563
BNP Funding Facility	737		737	717		717
April 2036 CLO Notes (principal amount outstanding of $476)(2)	474	(3)	474	473	(3)	473
October 2036 CLO Secured Loans (principal amount outstanding of $544)(2)	541	(3)	541	541	(3)	541
January 2038 CLO Notes (principal amount outstanding of $700)(2)	697	(3)	697	697	(3)	697
January 2026 Notes (principal amount outstanding of $0 and $1,150, respectively)	—		—	1,150	(3)	1,149
July 2026 Notes (principal amount outstanding of $1,000)	999	(3)	993	999	(3)	989
January 2027 Notes (principal amount outstanding of $900)	897	(3)(4)	913	900	(3)(4)	923
June 2027 Notes (principal amount outstanding of $500)	498	(3)	487	498	(3)	490
June 2028 Notes (principal amount outstanding of $1,250)	1,248	(3)	1,182	1,248	(3)	1,196
March 2029 Notes (principal amount outstanding of $1,000)	992	(3)(4)	1,008	999	(3)(4)	1,027
July 2029 Notes (principal amount outstanding of $850)	854	(3)(4)	855	861	(3)(4)	874
September 2030 Notes (principal amount outstanding of $750)	738	(3)(4)	737	743	(3)(4)	756
January 2031 Notes (principal amount outstanding of $650)	630	(3)(4)	625	634	(3)(4)	642
April 2031 Notes (principal amount outstanding of $750 and $0, respectively)	730	(3)(4)	726	—		—
November 2031 Notes (principal amount outstanding of $700)	693	(3)	607	693	(3)	622
March 2032 Notes (principal amount outstanding of $1,000)	1,003	(3)(4)	986	1,010	(3)(4)	1,011
Total	$15,848	(5)	$15,685	$15,991	(5)	$15,935
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

(4)The carrying value of the January 2027 Notes, the March 2029 Notes, the July 2029 Notes, the September 2030 Notes, the January 2031 Notes, the April 2031 Notes and the March 2032 Notes includes adjustments as a result of effective hedge accounting relationships, as applicable. See Notes 5 and 6 for more information.

(5)Total principal amount of outstanding debt totaled $15,927 and $16,012 as of March 31, 2026 and December 31, 2025, respectively.

(6)The fair value of these debt obligations would be categorized as Level 2 under ASC 820-10.

9. STOCKHOLDERS’ EQUITY

The Company may from time to time issue and sell shares of its common stock through public or “at the market” offerings. During the three months ended March 31, 2026, the Company did not issue or sell any shares of its common stock.

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

“At the Market” Offerings

The Company is party to equity distribution agreements with several banks (the “Equity Distribution Agreements”). The Equity Distribution Agreements provide that the Company may from time to time issue and sell, by means of “at the market” offerings, up to $1,500 of its common stock. Subject to the terms and conditions of the Equity Distribution Agreements, sales of common stock, if any, may be made in transactions that are deemed to be “at the market” offerings as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. Under the Equity Distribution Agreements, common stock with an aggregate offering amount of $563 remained available for issuance as of March 31, 2026.

Dividend Reinvestment Plan

See Note 11 for information regarding shares of common stock issued or purchased in accordance with the Company’s dividend reinvestment plan.

Stock Repurchase Program

The Company is authorized under its stock repurchase program to purchase up to $1,000 in the aggregate of its outstanding common stock in the open market at certain thresholds below its net asset value per share, in accordance with the guidelines specified in Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The timing, manner, price and amount of any share repurchases will be determined by the Company, in its sole discretion, based upon an evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors. The stock repurchase program does not require the Company to repurchase any specific number of shares of common stock or any shares of common stock at all. Consequently, the Company cannot assure stockholders that any specific number of shares of common stock, if any, will be repurchased under the stock repurchase program. As of March 31, 2026, the expiration date of the stock repurchase program was February 15, 2027. The program may be suspended, extended, modified or discontinued at any time. As of March 31, 2026, there was $1,000 available for repurchases under the stock repurchase program.

During the three months ended March 31, 2026 and 2025, the Company did not repurchase any shares of the Company’s common stock under the stock repurchase program.

10. EARNINGS PER SHARE

The following information sets forth the computations of basic and diluted net increase in stockholders’ equity resulting from operations per share for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	2026	2025
Net increase in stockholders’ equity resulting from operations	$92	$241
Basic and diluted weighted average shares of common stock outstanding	718	676
Basic and diluted net increase in stockholders’ equity resulting from operations per share	$0.13	$0.36

11. DIVIDENDS AND DISTRIBUTIONS

The following table summarizes the Company’s dividends declared and payable during the three months ended March 31, 2026 and 2025:

Date declared	Record date	Payment date	Per share amount	Total amount
February 4, 2026	March 13, 2026	March 31, 2026	$0.48	$345
Total dividends declared and payable for the three months ended March 31, 2026			$0.48	$345

February 5, 2025	March 14, 2025	March 31, 2025	$0.48	$328
Total dividends declared and payable for the three months ended March 31, 2025			$0.48	$328

The Company has a dividend reinvestment plan, whereby the Company may buy shares of its common stock in the open market or issue new shares in order to satisfy dividend reinvestment requests. When the Company issues new shares in connection with the dividend reinvestment plan, the issue price is equal to the closing price of its common stock on the dividend payment date. Dividend reinvestment plan activity for the three months ended March 31, 2026 and 2025, was as follows:

	For the Three Months Ended March 31,
	2026	2025
Shares issued	—	0.9
Average issue price per share	$—	$22.16
Shares purchased by plan agent to satisfy dividends declared and payable during the period for stockholders	1.2	—
Average purchase price per share	$18.02	$—

12. RELATED PARTY TRANSACTIONS

In accordance with the investment advisory and management agreement, the Company bears all costs and expenses of the operation of the Company and reimburses its investment adviser or its affiliates for certain of such costs and expenses paid for by the investment adviser or its affiliates on behalf of the Company. For the three months ended March 31, 2026 and 2025, the Company’s investment adviser or its affiliates incurred and the Company reimbursed such expenses totaling $1 and $2, respectively.

The Company has entered into agreements with Ares Management LLC and IHAM, pursuant to which Ares Management LLC and IHAM are entitled to use the Company’s proprietary portfolio management software. For the three months ended March 31, 2026 and 2025, amounts payable to the Company under these agreements totaled $0 and $0, respectively.

Ares Management Capital Markets LLC (“AMCM”), an affiliate of Ares Management, served as a co-manager and an underwriter in connection with the Company’s offerings of certain of the Unsecured Notes issued during the three months ended March 31, 2026 and 2025. Under the purchase agreements the Company entered into in connection with such issuances, AMCM received an aggregate of $0.2 and $0.3 of underwriting and advisory fees for the three months ended March 31, 2026 and 2025, respectively. The underwriting and advisory fees AMCM received were on terms equivalent to those of other underwriters.

See Notes 3, 4 and 5 for descriptions of other related party transactions.

13. FINANCIAL HIGHLIGHTS

The following is a schedule of financial highlights as of and for the three months ended March 31, 2026 and 2025:

	As of and For the Three Months Ended March 31,
Per Share Data:	2026	2025
Net asset value at beginning of period(1)	$19.94	$19.89
Issuances of common stock	—	0.05
Net investment income for period(2)	0.55	0.54
Net realized and unrealized losses for period(2)	(0.42)	(0.18)
Net increase in stockholders' equity resulting from operations	0.13	0.41
Total distributions to stockholders	(0.48)	(0.48)
Net asset value at end of period(1)	$19.59	$19.82
Per share market value at end of period	$18.02	$22.16
Total return based on market value(3)	(8.53)%	3.52%
Total return based on net asset value(4)	0.65%	2.06%
Shares outstanding at end of period	718	690
Ratio/Supplemental Data:
Net assets at end of period	$14,065	$13,672
Ratio of operating expenses to average net assets(5)(6)	10.27%	10.81%
Ratio of net investment income to average net assets(5)(7)	11.36%	10.96%
Portfolio turnover rate(5)	42%	39%
_________________________________________________________________________________

(1)The net assets used equals the total stockholders’ equity on the consolidated balance sheets.

(2)Weighted average basic per share data.

(3)For the three months ended March 31, 2026, the total return based on market value equaled the decrease of the ending market value at March 31, 2026 of $18.02 per share from the ending market value at December 31, 2025 of $20.23 per share plus the declared and payable dividends of $0.48 per share for the three months ended March 31, 2026, divided by the market value at December 31, 2025. For the three months ended March 31, 2025, the total return based on market value equaled the increase of the ending market value at March 31, 2025 of $22.16 per share from the ending market value at December 31, 2024 of $21.89 per share plus the declared and payable dividends of $0.48 per share for the three months ended March 31, 2025, divided by the market value at December 31, 2024. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(4)For the three months ended March 31, 2026, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $0.48 per share for the three months ended March 31, 2026, divided by the beginning net asset value for the period. For the three months ended March 31, 2025, the total return based on net asset value equaled the change in net asset value during the period plus the declared and payable dividends of $0.48 per share for the three months ended March 31, 2025, divided by the beginning net asset value for the period. The Company’s performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results.

(5)The ratios reflect an annualized amount.

(6)For the three months ended March 31, 2026 and 2025, the ratio of operating expenses to average net assets consisted of the following:

	As of and For the Three Months Ended March 31,
	2026	2025
Base management fee	3.18%	3.07%
Income based fee and capital gains incentive fee	0.66	1.81
Interest and credit facility fees	6.08	5.59
Other operating expenses	0.35	0.34
Total operating expenses	10.27%	10.81%

(7)The ratio of net investment income to average net assets excludes income taxes related to realized gains and losses.

14. SEGMENT REPORTING

The Company operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through debt and equity investments. The chief operating decision maker (“CODM”) is comprised of the Company’s chief executive officer, president, chief financial officer and chief operating officer and the CODM assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase in stockholders’ equity resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Company’s stockholders. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheets as “total assets” and the significant segment expenses are listed on the accompanying consolidated statements of operations.

15. SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three months ended March 31, 2026.

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

•ongoing conflicts in the Middle East and South America and the Russia-Ukraine war, including the potential for volatility in energy prices and other commodities and their impact on the industries in which we invest;

•the disruption of global shipping activities;

•the financial condition of our current and prospective portfolio companies and their ability to achieve their objectives;

•the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks;

•the impact of the development and use of artificial intelligence and potential impact to certain of our portfolio companies;

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

We use words such as “anticipates,” “believes,” “expects,” “intends,” “projects,” “seeks,” “estimates,” “will,” “should,” “could,” “would,” “likely,” “may” and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. You should not place undue reliance on these forward-looking statements, and our actual results and condition could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on February 4, 2026 (“Annual Report”) and in this Quarterly Report.
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

Since our initial public offering (“IPO”) on October 8, 2004 through March 31, 2026, our exited investments resulted in an asset level realized gross internal rate of return to us of approximately 13% (based on original cash invested, net of syndications, of approximately $56.9 billion and total proceeds from such exited investments of approximately $73.4 billion). Internal rate of return is the discount rate that makes the net present value of all cash flows related to a particular investment equal to zero. Internal rate of return is gross of expenses related to investments as these expenses are not allocable to specific investments. Investments are considered to be exited when the original investment objective has been achieved through the receipt of cash and/or non-cash consideration upon the repayment of a debt investment or sale of an investment or through the determination that no further consideration was collectible and, thus, a loss may have been realized.

Additionally, since our IPO on October 8, 2004 through March 31, 2026, our realized gains have exceeded our realized losses by approximately $1.1 billion (excluding a one-time gain on the acquisition of Allied Capital Corporation in April 2010 (the “Allied Acquisition”), income tax expense on net realized gains, and realized gains/losses from the extinguishment of debt and other transactions). For the same time period, our average annualized net realized gain rate was approximately 0.8% (excluding a one-time gain on the Allied Acquisition, income tax expense on net realized gains, and realized gains/losses from the extinguishment of debt and other transactions). Net realized gain/loss rates for a particular period are the amount of net realized gains/losses during such period divided by the average quarterly investments at amortized cost in such period.

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

MACROECONOMIC ENVIRONMENT

During the first quarter of 2026, U.S. leveraged corporate credit markets demonstrated resilience relative to broad equity indices, supported by moderating expectations for U.S. gross domestic product growth, stable long-run inflation and low unemployment. These tailwinds were partially offset by increased uncertainty related to geopolitical developments, with markets now expecting the Federal Reserve to maintain policy rates at current levels this year amid rising near-term inflation expectations. Looking ahead, while risks have risen, underlying fundamentals remain supportive of continued stability and healthy overall economic activity.

PORTFOLIO AND INVESTMENT ACTIVITY

Our investment activity for the three months ended March 31, 2026 and 2025 is presented below.

	For the Three Months Ended March 31,
(dollar amounts in millions)	2026	2025
New investment commitments(1):
New portfolio companies	$1,344	$1,510
Existing portfolio companies	1,902	1,943
Total new investment commitments(2)	$3,246	$3,453
Less:
Investment commitments exited(3)	(3,176)	(2,857)
Net investment commitments	$70	$596
Principal amount of investments funded:
First lien senior secured loans(4)	$2,450	$2,616
Second lien senior secured loans	106	9
Subordinated certificates of the SDLP(5)	47	24
Senior subordinated loans	284	52
Preferred equity	48	31
Ivy Hill Asset Management, L.P.(6)	378	—
Other equity	52	73
Total	$3,365	$2,805
Principal amount of investments sold or repaid:
First lien senior secured loans(4)	$2,573	$1,933
Second lien senior secured loans	66	390
Subordinated certificates of the SDLP(5)	5	58
Senior subordinated loans	201	38
Preferred equity	60	73
Ivy Hill Asset Management, L.P.(6)	146	—
Other equity	37	70
Total	$3,088	$2,562
Number of new investment commitments(7)	61	70
Average new investment commitment amount	$53	$49
Weighted average term for new investment commitments (in months)	64	70
Percentage of new investment commitments at floating rates	91%	90%
Percentage of new investment commitments at fixed rates	7%	6%
Weighted average yield of debt and other income producing securities(8):
Funded during the period at amortized cost	9.2%	9.9%
Funded during the period at fair value(9)	9.3%	10.0%
Exited or repaid during the period at amortized cost	9.2%	10.0%
Exited or repaid during the period at fair value(9)	9.3%	10.1%

_______________________________________________________________________________

(1)New investment commitments include new agreements to fund revolving loans or delayed draw loans. See Note 7 to our consolidated financial statements for the three months ended March 31, 2026 for more information on our commitments to fund revolving loans or delayed draw loans.

(2)Includes both funded and unfunded commitments. Of these new investment commitments, we funded $2.5 billion and $2.2 billion for the three months ended March 31, 2026 and 2025, respectively.

(3)Includes both funded and unfunded commitments. For the three months ended March 31, 2026 and 2025, investment commitments exited included exits of unfunded commitments of $430 million and $536 million, respectively.

(4)For the three months ended March 31, 2026 and 2025, net fundings of first lien secured revolving loans were $189 million and $80 million, respectively.

(5)See “Senior Direct Lending Program” below and Note 4 to our consolidated financial statements for the three months ended March 31, 2026 for more information on the SDLP (as defined below).

(6)Includes our subordinated loan to and equity investments in IHAM (as defined below), as applicable. See “Ivy Hill Asset Management, L.P.” below and Note 4 to our consolidated financial statements for the three months ended March 31, 2026 for more information on IHAM.

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

(9)Represents fair value for investments in the portfolio as of the most recent prior quarter end, if applicable.

As of March 31, 2026 and December 31, 2025, our investments consisted of the following:

	As of
	March 31, 2026		December 31, 2025
(in millions)	Amortized Cost(1)	Fair Value	Amortized Cost(1)	Fair Value
First lien senior secured loans(2)	$18,019	$17,598	$18,103	$17,858
Second lien senior secured loans	1,600	1,428	1,558	1,487
Subordinated certificates of the SDLP(3)	1,146	1,159	1,103	1,117
Senior subordinated loans	1,799	1,698	1,690	1,585
Preferred equity	2,639	2,411	2,597	2,475
Ivy Hill Asset Management, L.P.(4)	2,462	2,661	2,231	2,434
Other equity	1,983	2,544	1,968	2,529
Total	$29,648	$29,499	$29,250	$29,485
_______________________________________________________________________________

(1)The amortized cost represents the original cost adjusted for any accretion of discounts, amortization of premiums and payment-in-kind (“PIK”) interest or dividends.

(2)First lien senior secured loans include certain loans that we classify as “unitranche” loans. The total amortized cost and fair value of the loans that we classified as “unitranche” loans were $11.4 billion and $11.2 billion, respectively, as of March 31, 2026, and $11.3 billion and $11.2 billion, respectively, as of December 31, 2025.

(3)The proceeds from these certificates were applied to co-investments with Varagon Capital Partners (“Varagon”) and its clients to fund first lien senior secured loans to 45 and 39 different borrowers as of March 31, 2026 and December 31, 2025, respectively.

(4)Includes our subordinated loan to and equity investments in IHAM, as applicable.

We have commitments to fund various revolving and delayed draw senior secured and subordinated loans, including commitments to fund which are at (or substantially at) our discretion. Our commitment to fund delayed draw loans is triggered upon the satisfaction of certain pre-negotiated terms and conditions. Generally, the most significant and uncertain term requires the borrower to satisfy a specific use of proceeds covenant. The use of proceeds covenant typically requires the borrower to use the additional loans for the specific purpose of a permitted acquisition or permitted investment, for example. In addition to the use of proceeds covenant, the borrower is generally required to satisfy additional negotiated covenants (including specified leverage levels). We are also party to subscription agreements to fund equity investments. See Note 7 to our consolidated financial statements for the three months ended March 31, 2026 for more information on our unfunded commitments, including commitments to issue letters of credit, related to certain of our portfolio companies.

The weighted average yields at amortized cost and fair value of the following portions of our portfolio as of March 31, 2026 and December 31, 2025 were as follows:

	As of
	March 31, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt and other income producing securities(1)	10.3%	10.4%	10.3%	10.3%
Total portfolio(2)	9.3%	9.3%	9.4%	9.3%
First lien senior secured loans(3)	8.9%	9.1%	9.1%	9.2%
Second lien senior secured loans(3)	10.0%	11.2%	10.2%	10.7%
Subordinated certificates of the SDLP(3)(6)	13.2%	13.0%	13.2%	13.0%
Senior subordinated loans(3)	10.4%	10.8%	10.5%	11.0%
Ivy Hill Asset Management L.P.(4)	17.6%	15.8%	17.2%	15.3%
Other income producing equity securities(5)	11.0%	11.7%	11.0%	11.3%
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

Investment grade	Description
4	Involves the least amount of risk to our initial cost basis. The trends and risk factors for this investment since origination or acquisition are generally favorable, which may include the performance of the portfolio company or a potential exit.
3	Involves a level of risk to our initial cost basis that is similar to the risk to our initial cost basis at the time of origination or acquisition. This portfolio company is generally performing as expected and the risk factors to our ability to ultimately recoup the cost of our investment are neutral to favorable. All investments or acquired investments in new portfolio companies are initially assessed a grade of 3.
2	Indicates that the risk to our ability to recoup the initial cost basis of such investment has increased materially since origination or acquisition, including as a result of factors such as declining performance and non-compliance with debt covenants; however, payments are generally not more than 120 days past due. For investments graded 2, our investment adviser enhances its level of scrutiny over the monitoring of such portfolio company.
1	Indicates that the risk to our ability to recoup the initial cost basis of such investment has substantially increased since origination or acquisition, and the portfolio company likely has materially declining performance. For debt investments with an investment grade of 1, most or all of the debt covenants are out of compliance and payments are substantially delinquent. For investments graded 1, it is anticipated that we will not recoup our initial cost basis and may realize a substantial loss of our initial cost basis upon exit. For investments graded 1, our investment adviser enhances its level of scrutiny over the monitoring of such portfolio company.

Set forth below is the grade distribution of our portfolio companies as of March 31, 2026 and December 31, 2025:

	As of
	March 31, 2026				December 31, 2025
(dollar amounts in millions)	Fair Value	%	Number of Companies	%	Fair Value	%	Number of Companies	%
Grade 4	$5,295	17.9%	66	10.9%	$5,040	17.1%	65	10.8%
Grade 3	22,849	77.5	480	79.1	23,322	79.1	486	80.6
Grade 2	919	3.1	31	5.1	675	2.3	27	4.5
Grade 1	436	1.5	30	4.9	448	1.5	25	4.1
Total	$29,499	100.0%	607	100.0%	$29,485	100.0%	603	100.0%

As of March 31, 2026 and December 31, 2025, the weighted average grade of the investments in our portfolio at fair value was 3.1 and 3.1, respectively.

As of March 31, 2026 and December 31, 2025, loans on non-accrual status represented 2.1% of the total investments at amortized cost (or 1.2% at fair value) and 1.8% at amortized cost (or 1.2% at fair value), respectively.

Ivy Hill Asset Management, L.P.

Ivy Hill Asset Management, L.P. (“IHAM”), our wholly owned portfolio company, is an asset manager and an SEC-registered investment adviser. As of March 31, 2026, IHAM had assets under management of approximately $16.3 billion. As of March 31, 2026, IHAM managed 24 vehicles (the “IHAM Vehicles”). IHAM earns fee income from managing the IHAM Vehicles and has also invested in certain of these vehicles as part of its business strategy. The amortized cost of IHAM’s total investments as of March 31, 2026 and December 31, 2025 was $3,419 million and $3,190 million, respectively. For the three months ended March 31, 2026 and 2025, IHAM had management and incentive fee income of $15 million and $12 million, respectively, and other investment-related income of $98 million and $58 million, respectively, which included net realized gains or losses on investments and other transactions.

 The amortized cost and fair value of our investments in IHAM as of March 31, 2026 and December 31, 2025 were as follows:

	As of
	March 31, 2026		December 31, 2025
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Subordinated loan(1)	$762	$762	$531	$531
Equity	1,700	1,899	1,700	1,903
Total investment in IHAM	$2,462	$2,661	$2,231	$2,434
_______________________________________________________________________________

(1)We have provided a commitment to fund up to $1.0 billion and $750 million, as of March 31, 2026 and December 31, 2025, respectively, to IHAM, with availability of funding solely at our discretion.

The interest income and dividend income that we earned from IHAM for the three months ended March 31, 2026 were as follows:

	For the Three Months Ended March 31,
(in millions)	2026	2025
Interest income	$17	$—
Dividend income	$78	$73

From time to time, IHAM or certain IHAM Vehicles may purchase investments from, or sell investments to, us. For any such sales or purchases by the IHAM Vehicles to or from us, the IHAM Vehicle must obtain approval from third parties unaffiliated with us or IHAM, as applicable. During the three months ended March 31, 2026 and 2025, IHAM or certain of the IHAM Vehicles purchased $1,042 million and $794 million, respectively, of loans from us. For the three months ended March 31, 2026 and 2025, we recognized approximately $3 million and $0 million of net realized gains, respectively, from these sales. During the three months ended March 31, 2026 and 2025, neither IHAM nor any IHAM Vehicles sold any investments to us.

The yields at amortized cost and fair value of our investments in IHAM as of March 31, 2026 and December 31, 2025 were as follows:

	As of
	March 31, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Subordinated loan	10.3%	10.3%	10.3%	10.3%
Equity(1)	17.6%	15.8%	17.2%	15.3%
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

Selected Financial Information

Pursuant to Rule 4-08(g) of Regulation S-X, selected financial information of IHAM, in conformity with U.S. generally accepted accounting principles (“GAAP”), as of March 31, 2026 and December 31, 2025 and for the three months ended March 31, 2026 and 2025 are presented below.

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

	As of March 31, 2026
(in millions)	IHAM	Consolidated IHAM Vehicles(1)	Eliminations	Consolidated
Selected Balance Sheet Information:
Assets
Investments at fair value(2)	$3,327	$11,946	$(3,228)	$12,045
Cash and cash equivalents	15	590	—	605
Other assets	84	106	(73)	117
Total assets	$3,426	$12,642	$(3,301)	$12,767

Liabilities
Debt	$894	$9,022	$—	$9,916
Subordinated note from ARCC	762	—	—	762
Subordinated notes(3)	—	1,374	(1,035)	339
Other liabilities	16	204	(18)	202
Total liabilities	1,672	10,600	(1,053)	11,219
Equity
Contributed capital	1,700	—	—	1,700
Accumulated earnings	146	—	—	146
Net unrealized gains (losses) on investments and foreign currency transactions(4)	(92)	—	—	(92)
Non-controlling interests in Consolidated IHAM Vehicles(5)	—	2,042	(2,248)	(206)
Total equity	1,754	2,042	(2,248)	1,548
Total liabilities and equity	$3,426	$12,642	$(3,301)	$12,767

	As of December 31, 2025
(in millions)	IHAM	Consolidated IHAM Vehicles(1)	Eliminations	Consolidated
Selected Balance Sheet Information:
Assets
Investments at fair value(2)	$3,108	$11,504	$(3,013)	$11,599
Cash and cash equivalents	10	597	—	607
Other assets	93	146	(82)	157
Total assets	$3,211	$12,247	$(3,095)	$12,363

Liabilities
Debt	$893	$8,622	$—	$9,515
Subordinated note from ARCC	531	—	—	531
Subordinated notes(3)	—	1,277	(941)	336
Other liabilities	21	311	(18)	314
Total liabilities	1,445	10,210	(959)	10,696
Equity
Contributed capital	1,700	—	—	1,700
Accumulated earnings	148	—	—	148
Net unrealized losses on investments and foreign currency transactions(4)	(82)	—	—	(82)
Non-controlling interests in Consolidated IHAM Vehicles(5)	—	2,037	(2,136)	(99)
Total equity	1,766	2,037	(2,136)	1,667
Total liabilities and equity	$3,211	$12,247	$(3,095)	$12,363
____________________________________

(1)Consolidated for GAAP purposes only.

(2)The determination of such fair value is determined in accordance with IHAM’s valuation process (separate and apart from our valuation process described elsewhere herein). The amortized cost of IHAM’s total investments as of March 31, 2026 and December 31, 2025 was $3,419 million and $3,190 million, respectively. The amortized cost of the total investments of IHAM on a consolidated basis as of March 31, 2026 and December 31, 2025 was $12,339 million and $11,766 million, respectively.

(3)Subordinated notes generally represent the most junior capital in certain of the Consolidated IHAM Vehicles and effectively represent equity in such vehicles.

(4)As of March 31, 2026 and December 31, 2025, net unrealized losses of $102 million and $85 million, respectively, have been eliminated upon consolidation and the elimination is included in “non-controlling interests in Consolidated IHAM Vehicles” in the selected balance sheet information.

(5)Non-controlling interests in Consolidated IHAM Vehicles includes net unrealized depreciation in the Consolidated IHAM Vehicles of $292 million and $167 million as of March 31, 2026 and December 31, 2025, respectively.

	For the Three Months Ended March 31, 2026
(in millions)	IHAM	Consolidated IHAM Vehicles(1)	Eliminations	Consolidated
Selected Statement of Operations Information:
Revenues
Investment income	$98	$250	$(97)	$251
Management fees and other income	15	2	(15)	2
Total revenues	113	252	(112)	253
Expenses
Interest expense	32	126	—	158
Distributions to subordinated notes	—	44	(31)	13
Management fees and other expenses	5	16	(15)	6
Total expenses	37	186	(46)	177
Net operating income	76	66	(66)	76
Net realized gains on investments, foreign currency and other transactions	—	6	—	6
Net unrealized losses on investments, foreign currency and other transactions	(10)	(131)	17	(124)
Total net realized and unrealized losses on investments, foreign currency and other transactions	(10)	(125)	17	(118)
Net income (loss)	66	(59)	(49)	(42)
Less: Net income (loss) attributable to non-controlling interests in Consolidated IHAM Vehicles	—	(59)	(49)	(108)
Net income attributable to Ivy Hill Asset Management, L.P.	$66	$—	$—	$66

	For the Three Months Ended March 31, 2025
(in millions)	IHAM	Consolidated IHAM Vehicles(1)	Eliminations	Consolidated
Selected Statement of Operations Information:
Revenues
Investment income	$67	$217	$(65)	$219
Management fees and other income	12	2	(11)	3
Total revenues	79	219	(76)	222
Expenses
Interest expense	9	118	—	127
Distributions to subordinated notes	—	32	(23)	9
Management fees and other expenses	4	14	(11)	7
Total expenses	13	164	(34)	143
Net operating income	66	55	(42)	79
Net realized losses on investments and foreign currency	(9)	(55)	—	(64)
Net realized gain on extinguishment of debt	—	(1)	—	(1)
Net unrealized gains on investments, foreign currency and other transactions	25	13	(9)	29
Total net realized and unrealized gains (losses) on investments, foreign currency and other transactions	16	(43)	(9)	(36)
Net income	82	12	(51)	43
Less: Net income (loss) attributable to non-controlling interests in Consolidated IHAM Vehicles	—	12	(51)	(39)
Net income attributable to Ivy Hill Asset Management, L.P.	$82	$—	$—	$82
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

We provide capital to the SDLP in the form of subordinated certificates (the “SDLP Certificates”), and Varagon and its clients provide capital to the SDLP in the form of senior notes, intermediate funding notes and the SDLP Certificates. As of March 31, 2026, we and a client of Varagon owned 87.5% and 12.5%, respectively, of the outstanding SDLP Certificates.

As of March 31, 2026 and December 31, 2025, we and Varagon and its clients had agreed to make capital available to the SDLP of $6.2 billion and $6.2 billion, respectively, in the aggregate, of which $1.4 billion and $1.4 billion, respectively, is to be made available from us. This capital will only be committed to the SDLP upon approval of transactions by the investment committee of the SDLP. Below is a summary of the funded capital and unfunded capital commitments of the SDLP.

	As of
(in millions)	March 31, 2026	December 31, 2025
Total capital funded to the SDLP(1)	$4,749	$4,606
Total capital funded to the SDLP by the Company(1)	$1,328	$1,285
Total unfunded capital commitments to the SDLP(2)	$233	$259
Total unfunded capital commitments to the SDLP by the Company(2)	$55	$60
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

The amortized cost and fair value of our SDLP Certificates and our yield on our investment in the SDLP Certificates at amortized cost and fair value as of March 31, 2026 and December 31, 2025 were as follows:

	As of
	March 31, 2026		December 31, 2025
(dollar amounts in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment in the SDLP Certificates	$1,146	$1,159	$1,103	$1,117
Yield on the investment in the SDLP Certificates	13.2%	13.0%	13.2%	13.0%

The interest income and capital structuring service fees and other income earned with respect to our investment in the SDLP Certificates for the three months ended March 31, 2026 and 2025 were as follows:

	For the Three Months Ended March 31,
(in millions)	2026	2025
Interest income	$36	$38
Capital structuring service fees and other income	$2	$3

As of March 31, 2026 and December 31, 2025, the SDLP portfolio was comprised of first lien senior secured loans to primarily U.S. middle-market companies in industries similar to the companies in our portfolio. As of March 31, 2026, one of the loans in the SDLP portfolio was on non-accrual status. As of December 31, 2025, none of the loans in the SDLP portfolio were on non-accrual status. Below is a summary of the SDLP portfolio as of March 31, 2026 and December 31, 2025:

	As of
(dollar amounts in millions)	March 31, 2026	December 31, 2025
Total first lien senior secured loans(1)(2)	$4,388	$4,297
Weighted average yield on first lien senior secured loans(3)	8.2%	8.5%
Largest loan to a single borrower(1)	$404	$413
Total of five largest loans to borrowers(1)	$1,721	$1,719
Number of borrowers in the SDLP	45	39
Commitments to fund delayed draw loans(4)	$233	$259
_______________________________________________________________________________

(1)At principal amount.

(2)First lien senior secured loans include certain loans that the SDLP classifies as “unitranche” loans. As of March 31, 2026 and December 31, 2025, the total principal amount of loans in the SDLP portfolio that the SDLP classified as “unitranche” loans was $2,932 million and $2,844 million, respectively.

(3) Computed as (a) the annual stated interest rate on accruing first lien senior secured loans, divided by (b) total first lien senior secured loans at principal amount.

(4)These commitments to fund delayed draw loans have been approved by the investment committee of the SDLP and will be funded if and when conditions to funding such delayed draw loans are met.

Selected financial information of the SDLP, in conformity with GAAP, as of March 31, 2026 and December 31, 2025 and for the three months ended March 31, 2026 and 2025 is presented below:

	As of
(in millions)	March 31, 2026	December 31, 2025
Selected Balance Sheet Information:
Investments at fair value (amortized cost of $4,392 and $4,305, respectively)	$4,233	$4,159
Other assets	189	128
Total assets	$4,422	$4,287

Senior notes	$3,125	$3,024
Intermediate funding notes	106	113
Other liabilities	105	98
Total liabilities	3,336	3,235
Subordinated certificates and members’ capital	1,086	1,052
Total liabilities and members’ capital	$4,422	$4,287

	For the Three Months Ended March 31,
(in millions)	2026	2025
Selected Statement of Operations Information:
Total investment income	$92	$107
Interest expense	47	60
Other expenses	3	4
Total expenses	50	64
Net investment income	42	43
Net realized and unrealized losses on investments	(13)	(28)
Net increase in members’ capital resulting from operations	$29	$15

Additional supplemental financial information for the SDLP is set forth in Exhibit 99.2 to this Form 10-Q.

RESULTS OF OPERATIONS

For the three months ended March 31, 2026 and 2025

Operating results for the three months ended March 31, 2026 and 2025 were as follows:

	For the Three Months Ended March 31,
(in millions)	2026	2025
Total investment income	$763	$732
Total expenses	359	360
Net investment income before income taxes	404	372
Income tax expense, including excise taxes	6	7
Net investment income	398	365
Net realized gains (losses)	106	(61)
Net unrealized losses	(412)	(63)
Net increase in stockholders’ equity resulting from operations	$92	$241

Net income can vary substantially from period to period due to various factors, including acquisitions, the level of new investment commitments, the level of base interest rates and the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, comparisons of net increase in stockholders’ equity resulting from operations may not be meaningful.

Investment Income

	For the Three Months Ended March 31,
(in millions)	2026	2025
Interest income from investments	$550	$526
Capital structuring service fees	39	46
Dividend income	156	143
Other income	18	17
Total investment income	$763	$732

Interest income from investments for the three months ended March 31, 2026 increased from the comparable period in 2025 primarily due to the increase in the average size of our portfolio, which was partially offset by lower yields. The average size and weighted average yield of our portfolio at amortized cost for the three months ended March 31, 2026 and 2025 were as follows:

	For the Three Months Ended March 31,
(dollar amounts in millions)	2026	2025
Average size of portfolio(1)	$29,450	$26,576
Weighted average yield on portfolio	9.6%	10.2%

_______________________________________________________________________________

(1)    Includes non-interest earning investments.

Capital structuring service fees for the three months ended March 31, 2026 decreased from the comparable period in 2025 primarily due to a decrease in new investment commitments. The new investment commitments and weighted average capital structuring service fee percentages for the three months ended March 31, 2026 and 2025 were as follows:

	For the Three Months Ended March 31,
(dollar amounts in millions)	2026	2025
New investment commitments(1)	$2,390	$3,087
Weighted average capital structuring service fee percentage(1)	1.6%	1.5%
_______________________________________________________________________________

(1)Excludes $478 million and $366 million of new investment commitments sold to third-party lenders during the three months ended March 31, 2026 and 2025, respectively. Excludes $378 million of investment commitments to IHAM for the three months ended March 31, 2026. There were no investment commitments to IHAM during the three months ended March 31, 2025.

Dividend income for the three months ended March 31, 2026 and 2025 were as follows:

	For the Three Months Ended March 31,
(in millions)	2026	2025
Dividend income received from IHAM(1)	$78	$73
Recurring dividend income	67	69
Non-recurring dividend income	11	1
Total dividend income	$156	$143
_______________________________________________________________________________

(1)Dividend income received from IHAM for the three months ended March 31, 2026 includes a non-recurring special dividend of $3 million.

Recurring dividend income for the three months ended March 31, 2026 decreased from the comparable period in 2025 primarily due to a decrease in yielding preferred equity investments.

Operating Expenses

	For the Three Months Ended March 31,
(in millions)	2026	2025
Interest and credit facility fees	$213	$186
Base management fee	111	102
Income based fee	84	85
Capital gains incentive fee(1)	(61)	(25)
Administrative and other fees	4	4
Other general and administrative	8	8
Total expenses	$359	$360
_______________________________________________________________________________

(1)Accrued in accordance with GAAP as discussed below. As of March 31, 2026 and 2025, there was no capital gains incentive fee actually payable under our investment advisory and management agreement.

Interest and credit facility fees for the three months ended March 31, 2026 and 2025 were comprised of the following:

	For the Three Months Ended March 31,
(in millions)	2026	2025
Stated interest expense(1)	$196	$173
Credit facility fees	7	6
Amortization of debt issuance costs	8	9
Net amortization of discount/premium on notes payable	2	(1)
Net gain on interest rate swaps accounted for as hedge instruments and the related hedged items	—	(1)
Total interest and credit facility fees	$213	$186
________________________________________

(1)Includes the impact of the interest rate swaps.

Stated interest expense for the three months ended March 31, 2026 increased from the comparable period in 2025 primarily due to the increase in the average principal amount of our outstanding debt. Average outstanding debt and weighted average stated interest rate on our outstanding debt for the three months ended March 31, 2026 and 2025 were as follows:

	For the Three Months Ended March 31,
(dollar amounts in millions)	2026	2025
Average outstanding debt	$16,247	$14,174
Weighted average stated interest rate on outstanding debt(1)	4.8%	4.9%
________________________________________

(1)The weighted average stated interest rate on our outstanding debt includes the impact of interest rate swaps. See Note 6 to our consolidated financial statements for the three months ended March 31, 2026 for more information on the interest rate swaps.

The base management fee for the three months ended March 31, 2026 increased from the comparable period in 2025 primarily due to the increase in the average size of our portfolio.

The income based fee for the three months ended March 31, 2026 decreased from the comparable period in 2025 primarily due to the pre-incentive fee net investment income, as defined in the investment advisory and management agreement, for the three months ended March 31, 2026 being lower than in the comparable period in 2025.

For the three months ended March 31, 2026 and 2025, the reduction in the capital gains incentive fee accrued in accordance with GAAP was $61 million and $25 million, respectively. The capital gains incentive fee accrual for the three months ended March 31, 2026 changed from the comparable period in 2025 primarily due to net losses on investments, foreign currency and other transactions of $306 million compared to net losses of $124 million for the comparable period in 2025. The capital gains incentive fee accrued under GAAP includes an accrual related to unrealized capital appreciation, whereas the capital gains incentive fee actually payable under our investment advisory and management agreement does not. There can be no assurance that such unrealized capital appreciation will be realized in the future. The accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. As of March 31, 2026, there was $20 million of capital gains incentive fee accrued in accordance with GAAP. As of March 31, 2026, there was no capital gains incentive fee actually payable under our investment advisory and management agreement. See Note 3 to our consolidated financial statements for the three months ended March 31, 2026 for more information on the base management fee, income based fee and capital gains incentive fee.

Cash payment of any income based fee and capital gains incentive fee otherwise earned by our investment adviser is deferred if during the most recent four full calendar quarter period ending on or prior to the date such payment is to be made the sum of (a) the aggregate distributions to our stockholders and (b) the change in net assets (defined as total assets less indebtedness and before taking into account any income based fee and capital gains incentive fee payable during the period) is less than 7.0% of our net assets (defined as total assets less indebtedness) at the beginning of such period. These calculations will be adjusted for any share issuances or repurchases. Any income based fee and capital gains incentive fee deferred for payment are carried over for payment in subsequent calculation periods to the extent such fees are payable under the terms of the investment advisory and management agreement. See Note 3 to our consolidated financial statements for the three months ended March 31, 2026 for more information on the related deferral terms.

Administrative and other fees represent fees paid to Ares Operations and our investment adviser for our allocable portion of overhead and other expenses incurred by Ares Operations and our investment adviser in performing their obligations under the administration agreement and the investment advisory and management agreement, respectively, including our allocable portion of the compensation, rent and other expenses of certain of our officers and their respective staffs. See Note 3 to our consolidated financial statements for the three months ended March 31, 2026, for more information on the administrative and other fees.

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

Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions from such current year taxable income into the next tax year and pay a 4% excise tax on such income, as required. To the extent that we determine that our estimated current year taxable income will be in excess of estimated dividend distributions for the current year from such income, we accrue excise tax, if any, on estimated excess taxable income as such taxable income is earned. For the three months ended March 31, 2026 and 2025, we recorded a net expense of approximately $7 million and $7 million, respectively, for U.S. federal excise taxes.

Certain of our consolidated subsidiaries are subject to U.S. federal and state income taxes. For the three months ended March 31, 2026 and 2025, we recorded a net tax expense (benefit) of approximately $(1) million and $0 million, respectively, for such subsidiaries. The income tax expense for our taxable consolidated subsidiaries will vary depending on the level of realized gains from the exits of investments held by such taxable subsidiaries during the respective periods.

Net Realized Gains/Losses

The net realized gains (losses) from the sales, repayments or exits of investments during the three months ended March 31, 2026 and 2025 were comprised of the following:

	For the Three Months Ended March 31,
(in millions)	2026	2025
Sales, repayments or exits of investments(1)	$3,179	$2,390
Net realized gains (losses) on investments:
Gross realized gains	$121	$46
Gross realized losses	(7)	(138)
Total net realized gains (losses) on investments	$114	$(92)
_______________________________________________________________________________

(1)Includes $1,042 million and $794 million of loans sold to IHAM or certain IHAM Vehicles during the three months ended March 31, 2026 and 2025, respectively. Net realized gains of approximately $3 million and approximately $0 million were recorded on these transactions with IHAM during the three months ended March 31, 2026 and 2025, respectively. See Note 4 to our consolidated financial statements for the three months ended March 31, 2026 for more information on IHAM and the IHAM Vehicles.

The net realized gains on investments during the three months ended March 31, 2026 consisted of the following:

(in millions) Portfolio Company	Net Realized Gains (Losses)
Storm Investment S.a.r.l.	$42
GHX Ultimate Parent Corporation, Commerce Parent, Inc. and Commerce Topco, LLC	17
Raptor Technologies, LLC, Sycamore Bidco LTD and Rocket Parent, LLC	16
Other, net	39
Total	$114

During the three months ended March 31, 2026, we also recognized net realized losses on foreign currency and other transactions of $8 million.

The net realized losses on investments during the three months ended March 31, 2025 consisted of the following:

(in millions) Portfolio Company	Net Realized Gains (Losses)
Aimbridge Acquisition Co., Inc.	(19)
H-Food Holdings, LLC	(20)
SVP-Singer Holdings Inc.	(23)
Vobev, LLC and Vobev Holdings, LLC	(63)
Other, net	33
Total	$(92)

During the three months ended March 31, 2025, we also recognized net realized gains on foreign currency and other transactions of $31 million.

Net Unrealized Gains/Losses

We value our portfolio investments at least quarterly and the changes in value are recorded as unrealized gains or losses in our consolidated statements of operations. Net unrealized gains and losses on investments, including the net change in deferred tax liabilities, for the three months ended March 31, 2026 and 2025, were comprised of the following:

	For the Three Months Ended March 31,
(in millions)	2026	2025
Unrealized appreciation	$229	$252
Unrealized depreciation	(586)	(354)
Net unrealized (appreciation) depreciation reversed related to net realized gains or losses(1)	(85)	83
Total net unrealized losses on investments	$(442)	$(19)
_______________________________________________________________________________

(1)The net unrealized (appreciation) depreciation reversed related to net realized gains or losses represents the unrealized appreciation or depreciation recorded on the related asset at the end of the prior periods.

The changes in net unrealized appreciation and depreciation on investments during the three months ended March 31, 2026 consisted of the following:

(in millions) Portfolio Company	Net Unrealized Appreciation (Depreciation)
Global Medical Response, Inc. and GMR Buyer Corp.	$45
FEH Group, LLC.	31
Mavis Tire Express Services Topco Corp., Metis HoldCo, Inc., and Metis TopCo, LP	15
South Florida Motorsports, LLC	15
ADG, LLC, GEDC Equity, LLC and RC IV GEDC Investor LLC	(15)
Pluralsight, LLC	(17)
CoreLogic, Inc. and T-VIII Celestial Co-Invest LP	(18)
Digicert, Inc., Dcert Buyer, Inc., DCert Preferred Holdings, Inc. and Destiny Digital Holdings, L.P.	(32)
Symplr Software Inc. and Symplr Software Intermediate Holdings, Inc.	(58)
Cornerstone OnDemand, Inc.	(63)
Other, net	(260)
Total	$(357)

During the three months ended March 31, 2026, we also recognized net unrealized gains on foreign currency and other transactions of $30 million.

The changes in net unrealized appreciation and depreciation on investments during the three months ended March 31, 2025 consisted of the following:

(in millions) Portfolio Company	Net Unrealized Appreciation (Depreciation)
Potomac Intermediate Holdings II LLC	$73
Redwood Services, LLC	22
Symplr Software Inc. and Symplr Software Intermediate Holdings, Inc.	(15)
Neptune Bidco US Inc.	(18)
VPROP Operating, LLC and V SandCo, LLC	(21)
Implus Footcare, LLC	(22)
Senior Direct Lending Program, LLC	(43)
Other, net	(78)
Total	$(102)

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

In accordance with the Investment Company Act, we are allowed to borrow amounts such that our asset coverage, calculated pursuant to the Investment Company Act, is at least 150% after such borrowings (i.e., we are able to borrow up to two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by senior securities issued by us). As of March 31, 2026, we had $505 million in cash and cash equivalents and $15.9 billion in total aggregate principal amount of outstanding debt ($15.8 billion at carrying value) and our asset coverage was 188%. Subject to borrowing base and other restrictions, we had approximately $5.5 billion available for additional borrowings under the Credit Facilities as of March 31, 2026.

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

Equity Capital Activities

As of March 31, 2026, our total equity market capitalization was $12.9 billion.

We may from time to time issue and sell shares of our common stock through public or “at the market” offerings. During the three months ended March 31, 2026, we did not issue or sell any shares of our common stock.

“At the Market” Offerings

We are a party to equity distribution agreements with several banks (the “Equity Distribution Agreements”). The Equity Distribution Agreements provide that we may from time to time issue and sell, by means of “at the market” offerings, up to $1.5 billion of our common stock. Subject to the terms and conditions of the Equity Distribution Agreements, sales of common stock, if any, may be made in transactions that are deemed to be “at the market” offerings as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended (the “Securities Act”). Under the currently effective Equity Distribution Agreements, common stock with an aggregate offering amount of $563 million remained available for issuance as of March 31, 2026.

Dividend Reinvestment Plan

See Note 11 to our consolidated financial statements for the three months ended March 31, 2026 for information regarding shares of common stock issued or purchased in accordance with our dividend reinvestment plan.

Stock Repurchase Program

We are authorized under our stock repurchase program to purchase up to $1.0 billion in the aggregate of our outstanding common stock in the open market at certain thresholds below our net asset value per share, in accordance with the guidelines specified in Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The timing, manner, price and amount of any share repurchases will be determined by us, in our sole discretion, based upon an evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors. The stock repurchase program does not require us to repurchase any specific number of shares of common stock or any shares of common stock at all. Consequently, we cannot assure stockholders that any specific number of shares of common stock, if any, will be repurchased under the stock repurchase program. As of March 31, 2026, the expiration date of the stock repurchase program was February 15, 2027. The program may be suspended, extended, modified or discontinued at any time. As of March 31, 2026, there was $1.0 billion available for additional repurchases under the program.

During the three months ended March 31, 2026, we did not repurchase any shares of our common stock in the open market under the stock repurchase program.

Price Range of Common Stock

The following table sets forth, for the first quarter of the year ending December 31, 2026 and each fiscal quarter for the fiscal years ended December 31, 2025 and 2024, the net asset value per share of our common stock, the range of high and low closing sales prices of our common stock, the closing sales price as a premium (discount) to net asset value and the dividends or distributions declared by us. On April 23, 2026, the last reported closing sales price of our common stock on the NASDAQ Global Select Market was $$18.62 per share, which represented a discount of approximately 4.95% to the net asset value per share reported by us as of March 31, 2026.

	Net Asset	Price Range		High Sales Price Premium (Discount) to Net Asset	Low Sales Price Premium (Discount) to Net Asset	Cash Dividend Per
	Value(1)	High	Low	Value(2)	Value(2)	Share(3)
Year ending December 31, 2026
First Quarter	$19.59	$20.99	$17.45	7.15%	(10.92)%	$0.48
Year ended December 31, 2025
First Quarter	$19.82	$23.81	$21.28	20.13%	7.37%	$0.48
Second Quarter	$19.90	$22.43	$18.91	12.71%	(4.97)%	$0.48
Third Quarter	$20.01	$23.25	$20.41	16.19%	2.00%	$0.48
Fourth Quarter	$19.94	$21.03	$18.90	5.47%	(5.22)%	$0.48
Year ended December 31, 2024
First Quarter	$19.53	$20.82	$19.94	6.61%	2.10%	$0.48
Second Quarter	$19.61	$21.58	$20.24	10.05%	3.21%	$0.48
Third Quarter	$19.77	$21.28	$19.80	7.64%	0.15%	$0.48
Fourth Quarter	$19.89	$22.27	$20.74	11.97%	4.27%	$0.48

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

Debt Capital Activities

Our debt obligations consisted of the following as of March 31, 2026 and December 31, 2025:

	As of
	March 31, 2026					December 31, 2025
(in millions)	Total Aggregate Principal Amount Available/ Outstanding(1)		Principal Amount Outstanding	Carrying Value		Total Aggregate Principal Amount Available/ Outstanding(1)		Principal Amount Outstanding	Carrying Value
Revolving Credit Facility	$5,312	(2)	$2,268	$2,265		$5,493	(2)	$2,028	$2,031
Revolving Funding Facility	2,250		1,191	1,191		2,250		1,234	1,234
SMBC Funding Facility	1,600	(3)	661	661		1,100	(3)	563	563
BNP Funding Facility	1,265		737	737		1,265		717	717
April 2036 CLO Notes(4)	476		476	474	(5)	476		476	473	(5)
October 2036 CLO Secured Loans(4)	544		544	541	(5)	544		544	541	(5)
January 2038 CLO Notes (4)	700		700	697	(5)	700		700	697	(5)
January 2026 Notes	—		—	—	(5)	1,150		1,150	1,150	(5)
July 2026 Notes	1,000		1,000	999	(5)	1,000		1,000	999	(5)
January 2027 Notes	900		900	897	(5)(6)	900		900	900	(5)(6)
June 2027 Notes	500		500	498	(5)	500		500	498	(5)
June 2028 Notes	1,250		1,250	1,248	(5)	1,250		1,250	1,248	(5)
March 2029 Notes	1,000		1,000	992	(5)(6)	1,000		1,000	999	(5)(6)
July 2029 Notes	850		850	854	(5)(6)	850		850	861	(5)(6)
September 2030 Notes	750		750	738	(5)(6)	750		750	743	(5)(6)
January 2031 Notes	650		650	630	(5)(6)	650		650	634	(5)(6)
April 2031 Notes	750		750	730	(5)(6)	—		—	—
November 2031 Notes	700		700	693	(5)	700		700	693	(5)
March 2032 Notes	1,000		1,000	1,003	(5)(6)	1,000		1,000	1,010	(5)(6)
Total	$21,497		$15,927	$15,848		$21,578		$16,012	$15,991
________________________________________

(1)Represents the total aggregate amount committed or outstanding, as applicable, under such instrument. Borrowings under the Credit Facilities are subject to borrowing base and other restrictions.

(2)Provides for an “accordion” feature that allows us, under certain circumstances, to increase the size of the Revolving Credit Facility to a maximum of approximately $7.7 billion and $7.9 billion as of March 31, 2026 and December 31, 2025, respectively.

(3)Provides for an “accordion” feature that allows ACJB (as defined below), under certain circumstances, to increase the size of the SMBC Funding Facility to a maximum of $2.5 billion and $1.3 billion as of March 31, 2026 and December 31, 2025, respectively.

(4)Excludes the April 2036 CLO Subordinated Notes, the October 2036 CLO Subordinated Notes and the January 2038 CLO Subordinated Notes (each as defined below), which were retained by us and, as such, eliminated in consolidation.

(5)Represents the aggregate principal amount outstanding, less unamortized debt issuance costs and the net unaccreted/amortized discount or premium recorded upon issuance. In January 2026, we repaid in full the January 2026 Notes (as defined below) upon their maturity.

(6)The carrying value of the January 2027 Notes, the March 2029 Notes, the July 2029 Notes, the September 2030 Notes, the January 2031 Notes, the April 2031 Notes and the March 2032 Notes (each as defined below) includes adjustments as a result of effective hedge accounting relationships, as applicable. See Note 6 to our consolidated financial statements for the three months ended March 31, 2026 for more information on the interest rate swaps related to these unsecured notes issuances.

 The weighted average stated interest rate and weighted average maturity, both on aggregate principal amount outstanding, of all our outstanding debt as of March 31, 2026 were 4.9% and 4.3 years, respectively, and as of December 31, 2025 were 4.9% and 4.2 years, respectively. The weighted average stated interest rate of all our outstanding debt as of March 31, 2026 and December 31, 2025 includes the impact of interest rate swaps. See Note 6 to our consolidated financial statements for the three months ended March 31, 2026 for more information on the interest rate swaps.

The ratio of total principal amount of outstanding debt to stockholders’ equity as of March 31, 2026 was 1.13:1.00 compared to 1.12:1.00 as of December 31, 2025.

Revolving Credit Facility

We are party to a senior secured revolving credit facility (as amended and restated, the “Revolving Credit Facility”), that allows us to borrow up to approximately $5.3 billion at any one time outstanding. The Revolving Credit Facility consists of an approximately $4.2 billion revolving tranche and an approximately $1.1 billion term loan tranche. As of March 31, 2026, the end of the revolving periods and the stated maturity dates of the various revolving and term loan tranches of the Revolving Credit Facility were as follows:

(in millions)	Total Aggregate Principal Amount Committed	End of Revolving Period	Maturity Date
Revolving tranche	$4,058	April 15, 2029	April 15, 2030
	65	March 31, 2026(1)	March 31, 2027
	45	April 12, 2028	April 12, 2029
4,168
Term loan tranche	1,035		April 15, 2030
	45		April 12, 2029
	40		April 19, 2028
	24		March 31, 2027
1,144
$5,312
________________________________________

(1)Effective March 31, 2026, approximately $181 million of previously available commitments expired.

The Revolving Credit Facility also provides for an “accordion” feature that allows us, under certain circumstances, to increase the overall size of the Revolving Credit Facility to a maximum of approximately $7.7 billion.

Subject to certain exceptions, the interest rate charged on the Revolving Credit Facility is based on SOFR plus a credit spread adjustment of 0.10% (or an alternate rate of interest for certain loans, commitments and/or other extensions of credit denominated in certain approved foreign currencies plus a spread adjustment, if applicable) plus an applicable spread of either 1.525%, 1.650%, 1.775% or an “alternate base rate” (as defined in the documents governing the Revolving Credit Facility) plus an applicable spread of either 0.525%, 0.650% or 0.775%, in each case, determined monthly based on the total amount of the borrowing base relative to the sum of (i) the greater of (a) the aggregate amount of revolving credit exposure and term loans outstanding under the Revolving Credit Facility and (b) 85% of the total commitments of the Revolving Credit Facility (or, if higher, the total revolving credit exposure) plus (ii) other debt, if any, secured by the same collateral as the Revolving Credit Facility. As of March 31, 2026, the applicable weighted average spread in effect was 1.53%. Subject to certain exceptions, we are required to pay a commitment fee of 0.325% per annum on any unused portion of the Revolving Credit Facility. We are also required to pay letter of credit fees of 1.775%, 1.900% or 2.025% per annum on letters of credit issued, determined monthly based on the total amount of the borrowing base relative to the total commitments of the Revolving Credit Facility and other debt, if any, secured by the same collateral as the Revolving Credit Facility. As of March 31, 2026, there was $2.3 billion outstanding under the Revolving Credit Facility and we were in compliance in all material respects with the terms of the Revolving Credit Facility.

Revolving Funding Facility

We and our consolidated subsidiary, Ares Capital CP Funding LLC (“Ares Capital CP”), are party to a revolving funding facility (as amended, the “Revolving Funding Facility”), that allows Ares Capital CP to borrow up to $2.3 billion at any one time outstanding. The Revolving Funding Facility is secured by all of the assets held by, and our membership interest in, Ares Capital CP. The end of the reinvestment period and the stated maturity date for the Revolving Funding Facility are July 28, 2028 and July 28, 2030, respectively. The interest rate charged on the Revolving Funding Facility is based on SOFR or a “base rate” (as defined in the documents governing the Revolving Funding Facility) plus an applicable spread of 1.80% per annum. Ares Capital CP is also required to pay a commitment fee of between 0.50% and 1.25% per annum depending on the size of the unused portion of the Revolving Funding Facility. As of March 31, 2026, there was $1.2 billion outstanding under the Revolving Funding Facility and we and Ares Capital CP were in compliance in all material respects with the terms of the Revolving Funding Facility.

SMBC Funding Facility

We and our consolidated subsidiary, Ares Capital JB Funding LLC (“ACJB”), are party to a revolving funding facility (as amended, the “SMBC Funding Facility”), with ACJB, as the borrower, and Sumitomo Mitsui Banking Corporation, as the administrative agent and collateral agent, that allows ACJB to borrow up to $1.6 billion at any one time outstanding. The SMBC Funding Facility also provides for an “accordion” feature that allows ACJB, under certain circumstances, to increase the overall size of the SMBC Funding Facility to $2.5 billion. The SMBC Funding Facility is secured by all of the assets held by ACJB. The end of the reinvestment period and the stated maturity date for the SMBC Funding Facility are July 25, 2028 and July 25, 2030, respectively. The reinvestment period and the stated maturity date are both subject to two one-year extensions by mutual agreement. The interest rate charged on the SMBC Funding Facility is based on an applicable spread of either (i) 1.75% over SOFR or (ii) 0.75% over a “base rate” (as defined in the documents governing the SMBC Funding Facility). ACJB is also required to pay a commitment fee of between 0.50% and 1.00% per annum depending on the size of the unused portion of the SMBC Funding Facility. As of March 31, 2026, there was $661 million outstanding under the SMBC Funding Facility and we and ACJB were in compliance in all material respects with the terms of the SMBC Funding Facility.

BNP Funding Facility

We and our consolidated subsidiary, ARCC FB Funding LLC (“AFB”), are party to a revolving funding facility (as amended, the “BNP Funding Facility”) with AFB, as the borrower, and BNP Paribas, as the administrative agent and lender, that allows AFB to borrow up to approximately $1.3 billion at any one time outstanding. The BNP Funding Facility is secured by all of the assets held by AFB. The end of the reinvestment period and the stated maturity date for the BNP Funding Facility are March 20, 2028 and March 20, 2030, respectively. The interest rate charged on the BNP Funding Facility is based on applicable SOFR, or a “base rate” (as defined in the documents governing the BNP Funding Facility) plus a margin of (i) 1.90% during the reinvestment period and (ii) 2.40% following the reinvestment period. As of March 31, 2026, the applicable spread in effect was 1.90%. AFB is required to pay a commitment fee of between 0.00% and 1.25% per annum depending on the size of the unused portion of the BNP Funding Facility. As of March 31, 2026, there was $737 million outstanding under the BNP Funding Facility and we and AFB were in compliance in all material respects with the terms of the BNP Funding Facility.

Debt Securitizations

Certain of our wholly owned, consolidated subsidiaries (Ares Direct Lending CLO I LLC (“ADL CLO 1”), Ares Direct Lending CLO 4 LLC (“ADL CLO 4”) and Ares Direct Lending CLO 7 LLC (“ADL CLO 7” and, together with ADL CLO 1 and ADL CLO 4, the “CLO Subsidiaries”)) have completed on-balance sheet financings through term debt securitizations (also known as collateralized loan obligations), which are consolidated by us for financial reporting purposes and count as debt for the purposes of determining our asset coverage. These include (i) a $702 million term debt securitization completed in May 2024 (the “ADL CLO 1 Debt Securitization”), (ii) a $804 million term debt securitization completed in November 2024 (the “ADL CLO 4 Debt Securitization”) and (iii) a $1,003 million term debt securitization completed in December 2025 (the “ADL CLO 7 Debt Securitization”). We refer to the ADL CLO 1 Debt Securitization, ADL CLO 4 Debt Securitization and ADL CLO 7 Debt Securitization collectively as the “Debt Securitizations.” Our investment adviser serves as asset manager to the CLO Subsidiaries under asset management agreements with each CLO Subsidiary and has agreed to waive any management fees from the CLO Subsidiaries for such services.

ADL CLO 1 Debt Securitization

The following table presents information on the ADL CLO 1 Debt Securitization as of March 31, 2026 (dollar amounts in millions):

Class	Type	Principal Outstanding	Maturity Date	Interest Rate
April 2036 Class A CLO Notes	Senior Secured Floating Rate	$406	April 25, 2036	SOFR+1.80%
April 2036 Class B CLO Notes(1)	Senior Secured Floating Rate	70	April 25, 2036	SOFR+2.20%
Total April 2036 CLO Secured Notes		476
April 2036 CLO Subordinated Notes	Subordinated	226	April 25, 2036	None
Total April 2036 CLO Notes		$702
________________________________________

(1)The April 2036 Class A CLO Notes and the April 2036 Class B CLO Notes are referred to collectively as the April 2036 CLO Secured Notes and are the secured obligations of ADL CLO 1 and are backed by a diversified portfolio of first lien senior secured loans contributed by us to ADL CLO 1. The interest rate charged on the April 2036 CLO Secured Notes is based on SOFR plus a blended weighted average spread of 1.86%.

The indenture governing the April 2036 CLO Secured Notes contains customary covenants and events of default as well as certain conditions pursuant to which additional loans can be acquired by ADL CLO 1. Through April 25, 2028, all principal collections received on the underlying collateral may be used by ADL CLO 1 to purchase new collateral, including additional collateral from us.

ADL CLO 4 Debt Securitization

The following table presents information on the ADL CLO 4 Debt Securitization as of March 31, 2026 (dollar amounts in millions):

Class	Type	Principal Outstanding	Maturity Date	Interest Rate
October 2036 Class A CLO Loans	Senior Secured Floating Rate	$464	October 24, 2036	SOFR+1.54%
October 2036 Class B CLO Loans(1)	Senior Secured Floating Rate	80	October 24, 2036	SOFR+1.83%
Total October 2036 CLO Secured Loans		544
October 2036 CLO Subordinated Notes	Subordinated	260	October 24, 2036	None
Total October 2036 CLO Notes		$804
________________________________________

(1)The October 2036 Class A CLO Loans and the October 2036 Class B CLO Loans are referred to collectively as the October 2036 CLO Secured Loans and are the secured obligations of ADL CLO 4 and are backed by a diversified portfolio of first lien senior secured loans contributed by us to ADL CLO 4. The interest rate charged on the October 2036 CLO Secured Loans is based on SOFR plus a blended weighted average spread of 1.58%.

The documents governing the October 2036 CLO Secured Loans contain customary covenants and events of default as well as certain conditions pursuant to which additional loans can be acquired by ADL CLO 4. Through October 24, 2028, all principal collections received on the underlying collateral may be used by ADL CLO 4 to purchase new collateral, including additional collateral from us.

ADL CLO 7 Debt Securitization

The following table presents information on the ADL CLO 7 Debt Securitization as of March 31, 2026 (dollar amounts in millions):

Class	Type	Principal Outstanding	Maturity Date	Interest Rate
January 2038 Class A-1 CLO Notes	Senior Secured Floating Rate	$570	January 20, 2038	SOFR+1.40%
January 2038 Class A-2 CLO Notes	Senior Secured Floating Rate	50	January 20, 2038	SOFR+1.65%
January 2038 Class B CLO Notes(1)	Senior Secured Floating Rate	80	January 20, 2038	SOFR+1.85%
Total January 2038 CLO Secured Notes		700
January 2038 CLO Subordinated Notes	Subordinated	303	January 20, 2038	None
Total January 2038 CLO Notes		$1,003
________________________________________

(1)The January 2038 Class A-1 CLO Notes, the January 2038 Class A-2 CLO Notes and the January 2038 Class B CLO Notes are referred to collectively as the January 2038 CLO Secured Notes and are the secured obligations of ADL CLO 7 and are backed by a diversified portfolio of first lien senior secured loans contributed by us to ADL CLO 7. The interest rate charged on the January 2038 CLO Secured Notes is based on SOFR plus a blended weighted average spread of 1.47%.

The indenture governing the January 2038 CLO Secured Notes contains customary covenants and events of default as well as certain conditions pursuant to which additional loans can be acquired by ADL CLO 7. Through January 20, 2038, all principal collections received on the underlying collateral may be used by ADL CLO 7 to purchase new collateral, including additional collateral from us.

Unsecured Notes

We issued certain unsecured notes (we refer to each series of unsecured notes using the defined term set forth under the “Unsecured Notes” column of the table below and collectively refer to all such series as the “Unsecured Notes”), that pay interest semi-annually and all principal amounts are due upon maturity. Each of the Unsecured Notes may be redeemed in whole or in part at any time at our option at a redemption price equal to par plus a “make whole” premium, if applicable, as determined pursuant to the indentures governing each of the Unsecured Notes, plus any accrued and unpaid interest. Certain key terms related to the features of the Unsecured Notes as of March 31, 2026 are listed below.

(dollar amounts in millions) Unsecured Notes	Aggregate Principal Amount Issued	Effective Stated Interest Rate	Original Issuance Date	Maturity Date
July 2026 Notes	$1,000	2.150%	January 13, 2021	July 15, 2026
January 2027 Notes(1)	$900	6.254%	August 3, 2023	January 15, 2027
June 2027 Notes	$500	2.875%	January 13, 2022	June 15, 2027
June 2028 Notes	$1,250	2.875%	June 10, 2021	June 15, 2028
March 2029 Notes(1)	$1,000	5.690%	January 23, 2024	March 1, 2029
July 2029 Notes(1)	$850	5.316%	May 13, 2024	July 15, 2029
September 2030 Notes(1)	$750	5.438%	June 3, 2025	September 1, 2030
January 2031 Notes	$650	5.100%	September 9, 2025	January 15, 2031
April 2031 Notes(1)	$750	5.398%	January 12, 2026	April 12, 2031
November 2031 Notes	$700	3.200%	November 4, 2021	November 15, 2031
March 2032 Notes(1)	$1,000	5.369%	January 8, 2025	March 8, 2032
________________________________________

(1)The effective stated interest rates of the January 2027 Notes, the March 2029 Notes, the July 2029 Notes, the September 2030 Notes, the April 2031 Notes and the March 2032 Notes include the impact of interest rate swaps.

In January 2026, we repaid in full the $1,150 million in aggregate principal amount outstanding of unsecured notes (the “January 2026 Notes”) upon their maturity. The January 2026 Notes bore interest at a rate of 3.875% per annum.

In connection with certain of the unsecured notes issued by us, we have entered into interest rate swaps to more closely align the interest rates of such liabilities with our investment portfolio, which consists primarily of floating rate loans. We designated these interest rate swaps and the associated unsecured notes as qualifying fair value hedge accounting relationships. Under the interest rate swaps, we receive a fixed interest rate and pay a floating interest rate of one-month SOFR plus an applicable spread, as disclosed below. Certain information related to our interest rate swaps as of March 31, 2026 is presented below.

(dollar amounts in millions) Description	Hedged Item	Company Receives	Company Pays	Maturity Date	Notional Amount
Interest rate swap	January 2027 Notes	7.000%	SOFR +2.5810%	January 15, 2027	$900
Interest rate swap	March 2029 Notes	5.875%	SOFR +2.0230%	March 1, 2029	$1,000
Interest rate swap	July 2029 Notes	5.950%	SOFR +1.6430%	July 15, 2029	$850
Interest rate swap	September 2030 Notes	5.500%	SOFR +1.7705%	September 1, 2030	$750
Interest rate swap(1)	January 2031 Notes	5.100%	SOFR +1.7270%	January 15, 2031	$650
Interest rate swap	April 2031 Notes	5.250%	SOFR +1.7217%	April 15, 2031	$750
Interest rate swap	March 2032 Notes	5.800%	SOFR +1.6995%	March 8, 2032	$1,000
________________________________________

(1)In connection with the issuance of the January 2031 Notes, we entered into a forward-starting interest rate swap with an effective date of July 15, 2026.

See Note 6 to our consolidated financial statements for the three months ended March 31, 2026 for more information on our interest rate swaps.

As of March 31, 2026, we were in compliance in all material respects with the indentures governing the Unsecured Notes.

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

RECENT DEVELOPMENTS

From April 1, 2026 through April 23, 2026, we made new investment commitments of approximately $198 million, of which approximately $187 million were funded. Of the approximately $198 million in new investment commitments, 56% were in first lien senior secured loans, 43% were in our subordinated loan to IHAM and 1% were in other equity. Of the approximately $198 million in new investment commitments, 99% were floating rate and 1% were non-income producing. The weighted average yield of debt and other income producing securities funded during the period at amortized cost was 9.2% and the weighted average yield on total investments funded during the period at amortized cost was 9.1%. We may seek to sell all or a portion of these new investment commitments, although there can be no assurance that we will be able to do so.

From April 1, 2026 through April 23, 2026, we exited approximately $13 million of investment commitments. Of the approximately $13 million of exited investment commitments, 84% were first lien senior secured loans and 16% were our subordinated loan to IHAM. All of the approximately $13 million of exited investment commitments were floating rate. The weighted average yield of debt and other income producing securities exited or repaid during the period at amortized cost was 9.7% and the weighted average yield on total investments exited or repaid during the period at amortized cost was 9.7%. Of the approximately $13 million of investment commitments exited from April 1, 2026 through April 23, 2026, we did not recognize any realized gains or losses.

In addition, as of April 23, 2026, we had an investment backlog of approximately $1.8 billion. Investment backlog includes transactions approved by our investment adviser’s U.S. direct lending investment committee and/or for which a formal mandate, letter of intent or a signed commitment have been issued, and therefore we believe are likely to close. The consummation of any of the investments in this backlog depends upon, among other things, one or more of the following: our acceptance of the terms and structure of such investment and the execution and delivery of satisfactory transaction documentation. In addition, we may sell all or a portion of these investments and certain of these investments may result in the repayment of existing investments. We cannot assure you that we will make any of these investments or that we will sell all or any portion of these investments.

CRITICAL ACCOUNTING ESTIMATES

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting estimates, including those relating to the valuation of our investment portfolio, are described below. The critical accounting estimates should be read in conjunction with our risk factors as disclosed in “Item 1A. Risk Factors.” See Note 2 to our consolidated financial statements for the three months ended March 31, 2026 for more information on our critical accounting policies.

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

See Notes 2 and 8 to our consolidated financial statements for the three months ended March 31, 2026 for more information on our valuation process.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates and the valuations of our investment portfolio. Uncertainty with respect to the imposition of tariffs on and trade disputes with certain countries, the fluctuations in global interest rates, the ongoing war between Russia and Ukraine, continued conflicts and political unrest in the Middle East and South America and concerns over future increases in inflation or adverse investor sentiment generally, introduced significant volatility in the financial markets, and the effects of this volatility has materially impacted and could continue to materially impact our market risks, including those listed below. For more information concerning these risks and their potential impact on our business and our operating results, see “Risk Factors—General Risk Factors—Difficult market and political conditions may adversely affect our businesses in many ways, including by reducing the value or hampering the performance of our investments or reducing our ability to raise or deploy capital, each of which could have a significant adverse effect on our business, financial condition and results of operations”, “Risk Factors—Risks Relating to Our Investments—Economic recessions or downturns could impair our portfolio companies and harm our operating results” and “Risk Factors—Risks Relating to Our Business—Inflation has adversely affected and may continue to adversely affect the business, results of operations and financial condition of our portfolio companies” in our Annual Report.

Investment Valuation Risk

Because there is not a readily available market value for most of the investments in our portfolio, substantially all of our portfolio investments are valued at fair value as determined in good faith by our investment adviser, as the valuation designee, subject to the oversight of our board of directors based on, among other things, the input of our IVP that have been engaged to support the valuation of each portfolio investment without a readily available market quotation quarterly, beginning as of the third quarter after origination (with certain de minimis exceptions). Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” as well as Notes 2 and 8 to our consolidated financial statements for the three months ended March 31, 2026 for more information relating to our investment valuation.

Interest Rate Risk

Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. See “Risk Factors—Risks Relating to Our Business—We are exposed to risks associated with changes in interest rates, including the current interest rate environment” in our Annual Report.

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

As of March 31, 2026, 71% of the investments at fair value in our portfolio bore interest and dividends at variable rates (including our investment in the SDLP Certificates which accounted for 4% of our total investments at fair value), 12% bore interest at fixed rates, 9% were non-income producing, 1% were on non-accrual status and 7% was our equity investment in IHAM which generally pays a quarterly dividend. Additionally, excluding our investment in the SDLP Certificates, 97% of the remaining variable rate investments at fair value contained interest rate floors. The Credit Facilities, the April 2036 CLO Notes, the October 2036 CLO Secured Loans and the January 2038 CLO Notes bear interest at variable rates with no interest rate floors. The Unsecured Notes bear interest at fixed rates, except that the January 2027 Notes, the March 2029 Notes, the July 2029 Notes, the September 2030 Notes, the April 2031 Notes and the March 2032 Notes have been swapped from a fixed rate to a floating rate through interest rate swaps. The January 2031 Notes have been swapped from a fixed rate to a floating rate through a forward starting interest rate swap, with an effective date of July 15, 2026. See Note 5 to our consolidated financial statements for the three months ended March 31, 2026 for more information on our debt obligations. See Note 6 to our consolidated financial statements for the three months ended March 31, 2026 for more information on the interest rate swaps.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

Based on our consolidated balance sheet as of March 31, 2026, the following table shows the annualized impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

(in millions) Basis Point Change	Interest and Dividend Income	Interest Expense(1)	Net Income(2)
Up 300 basis points	$639	$355	$284
Up 200 basis points	$426	$237	$189
Up 100 basis points	$212	$118	$94
Down 100 basis points	$(212)	$(118)	$(94)
Down 200 basis points	$(418)	$(237)	$(181)
Down 300 basis points	$(583)	$(355)	$(228)
________________________________________

(1)Includes the impact to interest expense related to the interest rate swaps with respect to the January 2027 Notes, the March 2029 Notes, the July 2029 Notes, the September 2030 Notes, the April 2031 Notes and the March 2032 Notes.

(2)Excludes the impact of any income based fee. See Note 3 to our consolidated financial statements for the three months ended March 31, 2026 for more information on the income based fee.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of March 31, 2026, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.     Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any equity securities during the period covered in this report that were not registered under the Securities Act.

Dividend Reinvestment Plan

During the quarter ended March 31, 2026, as part of our dividend reinvestment plan for our common stockholders, we did not purchase shares of our common stock in the open market in order to satisfy the reinvestment portion of our dividends.

Stock Repurchase Program

In February 2026, our board of directors authorized an amendment to our existing stock repurchase program to extend the expiration date of the program from February 15, 2026 to February 15, 2027. Under the program, we may repurchase up to $1.0 billion in the aggregate of our outstanding common stock in the open market at certain thresholds below our net asset value per share, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act. The timing, manner, price and amount of any share repurchases will be determined by us, in our sole discretion, based upon an evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors. The stock repurchase program will be in effect through February 15, 2027, unless extended or until the approved dollar amount has been used to repurchase shares. The stock repurchase program does not require us to repurchase any specific number of shares of common stock or any shares of common stock at all. Consequently, we cannot assure stockholders that any specific number of shares of common stock, if any, will be repurchased under the stock repurchase program. The program may be suspended, extended, modified or discontinued at any time.

During the quarter ended March 31, 2026, there were no repurchases of our common stock under our stock repurchase program. As of March 31, 2026, the approximate dollar value of shares that may yet be purchased under the program was $1.0 billion.

Item 3.     Defaults Upon Senior Securities

Not applicable.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6.     Exhibits.
 EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Amendment and Restatement, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q (File No. 814-00663) for the quarter ended March 31, 2023, filed on April 25, 2023).
3.2	Third Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K (File No. 814-00663) for the year ended December 31, 2018, filed on February 12, 2019).
4.1	Fifth Supplemental Indenture, dated as of January 12, 2026, relating to the 5.250% Notes due 2031, between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K (File No. 814-00663), filed on January 12, 2026).
4.2	Form of 5.250% Notes due 2031 (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K (File No. 814-00663), filed on January 12, 2026).
10.1	Amendment No. 13, dated as of February 25, 2026, among Ares Capital JB Funding LLC, as borrower, Ares Capital Corporation, as servicer and transferor, Sumitomo Mitsui Banking Corporation, as administrative agent, lender and collateral agent, Citizens Bank, N.A., as lender, and Sumitomo Mitsui Trust Bank, Limited, New York Branch, as lender (amending the Loan and Servicing Agreement, dated as of January 20, 2012) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K (File No. 814-00663), filed on February 27, 2026)
31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
99.1	Supplemental Financial Information of Senior Direct Lending Program, LLC as of March 31, 2026 (unaudited) and December 31, 2025*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

ARES CAPITAL CORPORATION

Date: April 28, 2026	By	/s/ M. KORT SCHNABEL
M. Kort Schnabel Chief Executive Officer

Date: April 28, 2026	By	/s/ SCOTT C. LEM
Scott C. Lem Chief Financial Officer and Treasurer

Date: April 28, 2026	By	/s/ PAUL CHO
Paul Cho Chief Accounting Officer